Form 10QSB
period 1995-03-26
ESSEX CORPORATION
filed 1995-04-21
CIK 355199

                                 FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 26, 1995.


                       Commission File Number 2-73737-W
                                              ---------

                               ESSEX CORPORATION
       (Exact name of small business issuer as specified in its charter)

      Virginia                                            54-0846569
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)

9150 Guilford Road, Columbia, Maryland                    21046-1891
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (301) 953-7797

- ------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X      NO
      ----        ----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.
                                                      OUTSTANDING
          CLASS                                    AT MARCH 26, 1995
          -----                                    -----------------
Common Stock, par value $0.10 per share                2,348,973

                               ESSEX CORPORATION
                               -----------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.    FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB/A No. 1 for the fiscal year ended December 25, 1994.

                                 ESSEX CORPORATION
                                 -----------------
                                  BALANCE SHEETS
                                  --------------
                                          March 26,    December 25,
                                            1995           1994
                                        ------------   ------------
                                         (unaudited)    (audited)
   ASSETS
   ------
Current Assets
- --------------
 Cash                                   $    241,519   $    502,800
 Accounts receivable, net                  1,701,855      1,213,536
 Refundable income taxes                          --         18,600
 Prepayments and other current assets        169,435         88,097
                                        ------------   ------------

                                           2,112,809      1,823,033
                                        ------------   ------------
Property and Equipment
- ----------------------
 Land                                        195,175        195,175
 Buildings and improvements                1,531,274      1,530,763
 Production and special equipment          1,613,062      1,538,440
 Furniture and equipment                   1,488,134      1,457,665
                                        ------------   ------------
                                           4,827,645      4,722,043
 Less - accumulated depreciation
 and amortization                         (3,095,090)    (3,032,187)
                                        ------------   ------------
                                           1,732,555      1,689,856
                                        ------------   ------------
Other Assets
- ------------
 Goodwill                                    249,160        264,113
 Patents, net                                166,030        168,558
 Deferred stock offering costs                    --        191,194
 Other                                        71,796         71,877
                                        ------------   ------------
                                             486,986        695,742
                                        ------------   ------------

TOTAL ASSETS                            $  4,332,350   $  4,208,631
- ------------                            ============   ============

The accompanying notes are an integral part of these statements.

                                 ESSEX CORPORATION
                                 -----------------
                                   BALANCE SHEETS
                                   --------------
                                          March 26,    December 25,
                                            1995           1994
                                        ------------   ------------
                                         (unaudited)    (audited)

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities
- -------------------
 Current portion of long-term debt      $     80,001   $     80,001
 Accounts payable                            803,325        752,487
 Accrued wages and vacation                  383,059        471,345
 Current portion of accrued
  lease settlement                           405,000        405,000
 Other accrued expenses                      596,505        522,918
                                        ------------   ------------
                                           2,267,890      2,231,751

Long-term Debt                               293,321        313,322
- --------------
Accrued lease settlement,
 net of current portion                      305,000        335,000
- -------------------------               ------------   ------------

 Total Liabilities                         2,866,211      2,880,073
                                        ------------   ------------
Commitments and Contingencies (Note 4)
- --------------------------------------
Stockholders' Equity
- --------------------
 Common stock, $0.10 par value;
  10 million shares authorized; 2,348,973
  and 1,823,973 issued and outstanding for
  1995 and 1994, respectively                234,897        182,397
 Contributions in excess of par value      3,735,161      3,332,352
 Retained deficit                         (2,503,919)    (2,186,191)
                                           1,466,139      1,328,558
                                        ------------   ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  4,332,350   $  4,208,631
- ---------------------                   ------------   ------------


The accompanying notes are an integral part of these statements.

                                     ESSEX CORPORATION
                                     -----------------
                                    STATEMENTS OF OPERATIONS
                                  FOR THE THIRTEEN WEEK PERIODS
                             ENDED MARCH 26, 1995 AND MARCH 27, 1994
                             ---------------------------------------
                                        1995              1994
                                  --------------     --------------
                                    (unaudited)        (unaudited)

REVENUES                          $    3,027,225     $    3,826,827
- --------                          --------------     --------------
COSTS AND EXPENSES
- ------------------
 Direct Costs:
  Direct labor and related expenses    1,486,484          1,575,965
  Other direct costs                     502,709          1,011,521
                                  --------------     --------------
   Total Direct Costs                  1,989,193          2,587,486
                                  --------------     --------------
 Indirect Expenses:
  Operating expenses                     931,572          1,073,113
  Depreciation and amortization           80,689            102,090
                                  --------------     --------------
   Total Indirect Expenses             1,012,261          1,175,203
 ImSyn (trade mark) prototype            204,601                 --
 Lawsuit prosecution expenses             93,767                 --
 Internal stock offering expenses         21,722                 --
                                  --------------     --------------
      Operating Income (Loss)           (294,319)            64,138

 Interest expense                         23,409             55,655

INCOME (LOSS) BEFORE INCOME TAXES       (317,728)             8,483
- ---------------------------------

 Provision for income taxes                   --              3,000
                                  --------------     --------------

NET INCOME (LOSS)                 $     (317,728)    $        5,483
- -----------------                 ==============     ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    2,060,511          1,816,405
- --------------------------        ==============     ==============

NET INCOME (LOSS) PER SHARE       $        (0.15)    $         0.00
- ---------------------------       ==============     ==============

The accompanying notes are an integral part of these statements.

                                 ESSEX CORPORATION
                                 -----------------
                              STATEMENTS OF CASH FLOWS
                          FOR THE THIRTY-NINE WEEK PERIODS
                       ENDED MARCH 26, 1995 AND MARCH 27, 1994
                       ---------------------------------------
                                              1995          1994
                                          -----------   -----------
                                          (unaudited)   (unaudited)
Cash Flows From Operating Activities:
- ------------------------------------
 Net Income (Loss)                        $  (317,728)  $     5,483

 Adjustments to reconcile Net Income (Loss)
 To Net Cash Provided By (Used In) Operating Activities:

  Depreciation and amortization                80,688       102,090
  Gain on sale of assets                          (69)       (1,398)

 Change in Assets and Liabilities
  Accounts receivable                        (488,319)     (298,193)
  Refundable income taxes                      18,600       214,921
  Prepayments and other assets                (81,561)       49,676
  Accounts payable                             50,838        68,536
  Accrued lease settlement                    (30,000)           --
  Other liabilities                           (14,699)      (38,037)
                                          -----------   -----------

 Net Cash Provided By (Used In)
  Operating Activities                       (782,250)      103,078
                                          -----------   -----------
Cash Flows From Investing Activities:
- ------------------------------------
 Purchases of property and equipment         (105,602)      (29,718)
 Proceeds from sale of fixed assets                69         1,398
                                          -----------   -----------

 Net Cash Used In Investing Activities       (105,533)      (28,320)

Cash Flows From Financing Activities:
- ------------------------------------
 Repayment of short-term borrowings, net           --      (305,000)
 Repayment of long-term debt                  (20,001)      (20,001)
 Sale of common stock, net of stock
  offering costs                              646,503            --
                                          -----------   -----------

 Net Cash Provided By (Used In)
  Financing Activities                        626,502      (325,001)
                                          -----------   -----------
Cash and Cash Equivalents
- -------------------------
  Net decrease                               (261,281)     (250,243)
  Balance - beginning of period               502,800       330,770
                                          -----------   -----------
  Balance - end of period                 $   241,519   $    80,527
                                          ===========   ===========

The accompanying notes are an integral part of these statements.

<PAGE 7>
                                ESSEX CORPORATION
                                -----------------
                    NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:  Fiscal Year

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. 1995 will be a 53-week fiscal year.

NOTE 2:  Income (Loss) Per Share

Income (loss) per share has been calculated by dividing net income
(loss) by the weighted average number of shares outstanding during each period.

NOTE 3:  Accounts Receivable Financing

The Company has a Purchase and Assignment Agreement (Agreement) regarding its accounts receivable with Capitol Resource Funding, Inc. (Capitol). Under the Agreement, Capitol may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 80% of the invoice amount at the time of purchase and the remaining 20% when the invoice is paid. The Company is charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice is paid.

At March 26, 1995 and December 25, 1994, the gross amount of open accounts receivable purchased by Capitol was $744,000 and $1,049,000, respectively. Funds received were $595,000 and $839,000, respectively. The unpaid holdback amounts of $149,000 and $210,000 are included in the accounts receivable balances at March 26, 1995 and December 25, 1994. Any unpaid interest fees have been provided for in the accompanying statements of operations. As further collateral and consideration for entering into this Agreement, the Company has granted to Capitol a present security interest in all accounts receivable, contract rights, general intangibles and inventory, subject to the previously secured interests of other parties.

NOTE 4:  Commitments and Contingencies
Lease Settlement
- ----------------
The Company was in a legal dispute with the landlord of its former corporation headquarters and Information Systems Division facility. Effective July 1994, the parties entered into a Settlement Agreement ("Agreement"). Under the Agreement, the Company agreed to make deferred rent cash payments of $250,000; contingent rent payments up to $550,000 from future earnings and/or proceeds from common stock sales or asset sales; an additional contingent payment up to $250,000 from any net proceeds awarded from settlement of an outstanding lawsuit; and issued an option to purchase up to 125,000 shares of the Company's stock at an exercise price of $2 per share. The landlord released the Company from outstanding and future rent or other obligations arising from the leases.

Starting July 1994, the Company began to make the deferred cash rent payments over 25 months at $10,000 per month. As additional rent, the Company is obligated to make contingent cash payments of 25% of future earnings (as defined) or 10-15% of the net proceeds from the sale of common stock or operating assets, the total of such payments not to exceed $550,000. Also, the Company has agreed to pay 20% not to exceed $250,000 from the net award or settlement from a currently pending litigation. The period for computation of such contingent payments ends December 2004. Amounts due, if any, are to be paid quarterly. Through March 26, 1995, contingent amounts totalling $35,000 have been earned and this amount was paid in April 1995.
The Company issued an option for the landlord to purchase up to 125,000 shares of the Company's unregistered common stock at an option price of $2 per share. The option is exercisable through December 31, 2004 and has certain registration rights upon exercise of the option. Prior to 1995, the Company expensed

<PAGE 8>
                                ESSEX CORPORATION
                                -----------------

$800,000 toward amounts potentially due under this Agreement and recognized a $35,000 expense for the estimated value of the option. The $710,000 accrual as of March 26, 1995 represents the remaining $160,000 to be paid over 16 months and $550,000 as management's best estimate of the amounts which are probable to be paid over the ten year period toward the contingent consideration.

Legal Proceeding
- ----------------
The Company filed suit in April 1994 against a corporate third party (the "Defendant") in a civil action which is presently pending in the Federal District Court in Albuquerque, New Mexico. The Company's charges include allegations of intentional and improper interference with prospective contractual relations, unfair competition and civil conspiracy. The Company is claiming $25 million in compensatory damages and $75 million in punitive damages. The suit is currently in the discovery phase.

The Defendant has filed a counterclaim against the Company for misappropriation of trade secrets. The counterclaim seeks unspecified compensatory and punitive damages and reasonable attorney fees and costs. The Defendant has been unable to identify any alleged damages with respect to its counterclaim. The Company has denied the allegations raised in the counterclaim and intends to defend vigorously against the counterclaim. Although the outcome of this counterclaim cannot be predicted, Management believes, based on its review of this counterclaim and discussions with counsel, that the resolution of this counterclaim should not have a material impact on the Company's financial position or future results of operations.

NOTE 5:  Stock Offering

In late 1994, the Company filed a registration statement with the Securities and Exchange Commission (SEC). The registration statement covered a Rights Offering first to existing shareholders and option holders and then further public sale to other interested parties (the Offering). The record date for such Offering was September 20, 1994. Through the Offering, the Company is proposing to raise approximately $2.5 million (before expenses) for 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants to obtain an additional 625,000 new shares at a later date and for an additional cost. The registration statement was declared effective by the SEC on December 1, 1994. Proceeds from the Offering are to be used for general business purposes, including principally completing development of commercial products. A portion of the proceeds would be used to partially satisfy the contingent obligation to the landlord.

Through April 18, 1995, the Company sold 7,500 Units for $750,000 and has received the proceeds. The Company is continuing its efforts to sell the balance of the Offering. On March 15, 1995, the Company filed a post-effective amendment to its Registration Statement with the SEC on this matter. The Company has entered into a Placement Agency Agreement with a registered broker/dealer who has agreed to assist the Company in selling the balance of the Offering on a best efforts basis. In addition to cash compensation, under the compensation terms in connection with such best efforts assistance, the broker/dealer may receive warrants for up to 175,000 shares of common stock. The warrants would be exercisable through December 1, 1999 at a price of $2.30 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders would have certain registration rights for these shares of common stock.

                                ESSEX CORPORATION
                                -----------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Essex Corporation is a diversified, technology-based company providing quality products and professional services to government and industry. Essex specializes in Human-Centered Systems
Engineering* and Optoelectronic Engineering. The Company allocates its operations to the following business units.

   .  Systems Effectiveness Division (SED)
   .  Space and Defense Division (SDD)
   .  Information Systems Division (ISD)
   .  Commercial Products

The discussion that follows speaks to the changes, where significant, that occurred in the business operations of the Company.

STATUS
- ------

The Company has raised $750,000 of its ongoing $2.5 million Stock Offering by the end of the first quarter of 1995. These funds have improved liquidity and temporarily reduced costly borrowings. The main usage of the net proceeds of the Offering is for completion of development of the ImSyn (trade mark) optoelectronic processor. In anticipation of the success of the Stock Offering, the Company began modest efforts on development of its ImSyn (trade mark) processor prototype in late 1994. In the first quarter of 1995, the Company began full fledged work on such development. In accordance with generally accepted accounting principles governing such development expenses, costs of approximately $200,000 have been recognized in the Company's 1995 First Quarter statement of operations as current period expenses. The Company expects that such development expenses will be significant during the second quarter of 1995. ImSyn (trade mark) prototype development is scheduled for completion early in the third quarter of 1995.

Revenue volumes increased in fiscal 1994 over 1993 primarily due to the restoration of the Department of Energy, Transportations Safeguards contract. As 1995 began, the Company continued to have a relatively high backlog. At the end of 1994, the total backlog was approximately $25.5 million. Since the end of 1994, the Company has won or added approximately $7.0 million in new business, and its total backlog was $29.5 million ($7.5 million funded and $22.0 million unfunded) at the end of March 1995. Funded backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, follow-on work or open purchase orders). Of the $29.5 million in total backlog as of March 1995, approximately $10.6 million is scheduled for completion before the end of 1995 and $18.9 million in the period 1996-1999. The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8% before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in the total backlog is approximately $22.0 million (75%) in cost-plus-fee type contracts and $7.5 million (25%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Company is generally providing labor-based services and therefore does not normally accumulate or stock inventory. On both types of contracts, the Company utilizes for revenue accounting the percentage-of-completion method plus a proportionate amount for fee earned. Anticipated losses, if any, are recognized as soon as they become known.

                                ESSEX CORPORATION
                                -----------------

While high contract backlog and proposal activity are positive indicators, the Company has experienced net losses in each of the past 5 fiscal years. The Company must demonstrate the ability to complete such contract backlog within budget cost constraints, both for direct and indirect operating costs. Although the high backlog supports a continuation of the 1994 revenue levels into 1995, such revenue levels will be lower during the first half of 1995 compared to 1994. The Company is devoting significant labor effort to ImSyn (trade mark) prototype development and this will lower revenue levels on some customer work during the first half of 1995.

A. REVENUE
   -------

The Company's revenues for the first thirteen weeks of 1995 totaled $3,027,000, which were $800,000 or 21% lower than the $3,827,000 reported during the same period in 1994. The decrease was primarily attributable to lower 1995 first quarter revenues of $450,000 (40%) in ISD. The ImSyn (trade mark) prototype development is being staffed primarily by ISD personnel and this has lowered revenue levels on some customer work.

B. INCOME
   ------

The Company is reporting a net loss in the first thirteen weeks of 1995 of $318,000 or $0.15 per share as compared to breakeven results for the same period in 1994 ($5,000 or $0.00 per share).

While total direct costs have remained fairly proportional as a percentage of revenues (66% in the first thirteen weeks of 1995 and 68% for the same period in 1994), there has been an increase in direct labor and related expenses as a percentage of revenues (49% in 1995 and 41% in 1994) and a significant decrease in other direct costs as such costs declined as a percentage of revenues from 27% in 1994 to 17% in 1995. The decrease in other direct costs as a percentage of revenue is primarily due to the completion or lower usage on certain contracts where outside subcontractors and consultants were used. Also, material purchases on new contract work are scheduled for later in 1995 whereas there was a higher degree of such purchases in the first quarter of 1994.

Excluding expenses, for ImSyn (trade mark) prototype development ($204,000); lawsuit prosecution ($94,000); and internal costs related to the stock offering ($22,000); totalling $320,000; the Company would have had an operating profit of $2,000 in the first quarter of 1995 as compared to $5,000 for the first quarter of 1994. Although revenue levels decreased, the Company was still able to cover variable expenses such as business development and fixed expenses such as facility costs.

In 1995, the Company's interest costs decreased sharply due to the temporary use of the proceeds from the stock offering to reduce costly borrowings. Total interest costs were $23,000 in the first quarter of 1995 compared to $56,000 in the first quarter of 1994. The Company recognized the remaining tax benefit amount recoverable from the carryback of net operating losses in 1993. The Company is in a net operating loss (NOL) carryforward position. No benefit from income taxes has been recognized for 1995.

                                ESSEX CORPORATION
                                -----------------

C. FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
   -----------------------------------------------------

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                         SELECTED FINANCIAL DATA ($ Thousands)
                                       AS OF
               -----------------------------------------------------

                       March 26,      December 25,       March 27,
                         1995            1994              1994
                     ------------     ------------     ------------
Total Assets         $      4,332     $      4,209     $      4,370

Working Capital      $       (155)    $       (409)    $       (338)

Current Ratio              0.93:1           0.82:1           0.85:1

Current and Long-Term
 Debt and Bank Debt  $        373     $        393     $        498

Stockholders' Equity $      1,466     $      1,329     $      1,749

The Company experienced an improvement in its working capital dollars and ratio due to receipt of the proceeds of $750,000 from the Stock Offering.

The Company experienced a 1995 first quarter loss of $318,000. This first quarter loss was primarily attributable to expenditures in connection with development of the ImSyn (trade mark) prototype. Such expenditures are expected to be funded from the proceeds of the Stock Offering. The development expenditures are expected to be significant in the second quarter of 1995.

Under the settlement agreement reached with the landlord, certain payments are to be spread over future periods or are triggered only by other future cash inflows. There is a $160,000 remaining balance on the original deferred rent payment of $250,000 and this balance is payable over the next 16 months. The Company expects that the results of operations from its total contracts backlog of approximately $29.5 million will generate sufficient positive cash flow over the remaining period of this obligation to make the required payments. The Company believes that there is a sufficiently long payment period over which to generate the cash flows necessary to meet the required payment schedule. The contingent portions of the landlord settlement obligation, of which $550,000 has been recorded and expensed prior to 1995, are not payable until future earnings (as defined), operating asset sales, equity capital funding or a favorable lawsuit settlement occur.
When such future events transpire, only a portion of the cash flows or proceeds generated are payable. Accordingly, a portion of the lease settlement costs are classified as a non-current liability.

The Company has a Purchase and Assignment Agreement (Agreement) regarding its accounts receivable with Capitol Resource Funding, Inc. (Capitol). Under the Agreement, Capitol may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 80% of the invoice amount at the time of purchase and the remaining 20% when the invoice is paid. The Company is charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice is paid.

                                ESSEX CORPORATION
                                -----------------

The 20% annualized interest cost is a high cost for working capital funds. The Company's Agreement with Capitol has provided necessary working capital funds since September 1993. This high cost of funds, however, has caused interest expense to remain at a relatively high level in 1995 with regard to the amounts financed and will continue to do so in future periods until alternative lower cost financing is secured. There can be no assurance that the Company will be able to secure such lower cost financing.

The Company has no plans at present to make significant capital expenditures. The Company may sell certain assets which are underutilized or not part of its mainstream operations as it did with the temporary contract staffing operations in 1992; there are, however, no definitive arrangements for any such sale. The Company believes that its anticipated needs for working capital will be adequately met by the combination of its projected cash flow from its 1995 operations, proceeds from the ongoing Stock Offering, receipts from any asset sales and utilization of available credit from its secured asset lending agreement.

The Company is unable to gauge at this time the degree of success for the sale of the remaining $1,750,000 for Units consisting of common stock and warrants in the Stock Offering. The Company has received sufficient proceeds to date to complete the basic development of the ImSyn (trade mark) prototype. Additional proceeds would be used for manufacturing and sales/marketing and other efforts. Further, a portion (up to $205,000) of this new capital financing would be payable to the former landlord under the terms of the lease settlement agreement. See Note 5 of Notes to Interim Financial Statements for further information.

The Imsyn) processor is an important factor for future operations. Should the Company be unable to receive additional proceeds from the Offering, then the Company would seek alternative funding sources for enhanced development for Imsyn). Such funding sources could come from the Company's current U.S. Government customers, such as the Department of Defense or Federal Highway Administration or potential commercial customers who would be users of such Imsyn) processors. However, such alternative sources would likely result in a slower paced development and expenditure of funds in the manufacturing and sales/marketing areas.

                               ESSEX CORPORATION
                               -----------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 6.  Exhibits and Report on Form 8-K.

    (a)  Exhibits                      -  None
    (b)  Reports on Form 8-K           -  None

                                  SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ESSEX CORPORATION
                                 (Registrant)


Date:  18 April 1995         Joseph R. Kurry, Jr.
                     -----------------------------------------


                             Joseph R. Kurry, Jr.
             Vice President, Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)