Form 10QSB
period 1995-09-24
ESSEX CORPORATION
filed 1995-10-31
CIK 355199

                            FORM 10-QSB
              U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 24, 1995.


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

-------------------------------------------------------------------

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

YES     X      NO
      ----        ----
State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.
                                                     OUTSTANDING
           CLASS                               AT SEPTEMBER 24, 1995
           -----                               ---------------------
Common Stock, par value $0.10 per share               3,585,973

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

                              ESSEX CORPORATION
                              -----------------
                                   BALANCE SHEETS
                                   --------------

                                      September 24,    December 25,
                                          1995             1994
                                      -------------    ------------
                                       (unaudited)       (audited)

    ASSETS
    ------

Current Assets:
  Cash                                $     180,756    $    502,800
  Accounts receivable, net                2,161,633       1,213,536
  Refundable income taxes                        --          18,600
  Prepayments and other current assets      179,249          88,097
                                        -----------     -----------
                                          2,521,638       1,823,033
                                        -----------     -----------

Property and Equipment:
  Land                                      195,175         195,175
  Buildings and improvements              1,538,815       1,530,763
  Production and special equipment        1,864,914       1,538,440
  Furniture and equipment                 1,365,756       1,457,665
                                        -----------     -----------
                                          4,964,660       4,722,043
  Less - accumulated depreciation
   and amortization                      (2,919,023)     (3,032,187)
                                        -----------     -----------
                                          2,045,637       1,689,856
                                        -----------     -----------
Other Assets:
  Goodwill                                  219,253         264,113
  Patents, net                              178,858         168,558
  Deferred stock offering costs                  --         191,194
  Other                                      52,058          71,877
                                        -----------     -----------
                                            450,169         695,742
                                        -----------     -----------
TOTAL ASSETS                            $ 5,017,444     $ 4,208,631
                                        ===========     ===========


The accompanying notes are an integral part of these statements.

                                 ESSEX CORPORATION
                                 -----------------
                                   BALANCE SHEETS
                                   --------------
                                      September 24,    December 25,
                                          1995             1994
                                      -------------    ------------
                                       (unaudited)       (audited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
  Current portion of long-term debt   $      80,001    $     80,001
  Current portion of capital leases         178,231              --
  Accounts payable                          726,448         752,487
  Accrued wages and vacation                404,448         471,345
  Current portion of accrued lease
   settlement                               307,191         405,000
  Other accrued expenses                    804,149         522,918
                                      -------------    ------------
                                          2,500,468       2,231,751


Long-term Debt                              253,320         313,322

Accrued lease settlement,
 net of current portion                     245,000         335,000

Capital leases, net of current portion       78,363              --
                                      -------------    ------------
  Total Liabilities                       3,077,151       2,880,073
                                      -------------    ------------
Commitments and Contingencies (Note 4)

Stockholders' Equity:
  Common stock, $0.10 par value;
   10 million shares authorized; 3,585,973
   and 1,823,973 issued and outstanding for
   1995 and 1994, respectively              358,597         182,397
  Contributions in excess of par value    5,214,966       3,332,352
  Retained deficit                       (3,633,270)     (2,186,191)
                                      -------------    ------------
                                          1,940,293       1,328,558
                                      -------------    ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                  $   5,017,444    $  4,208,631

The accompanying notes are an integral part of these statements.

                                       ESSEX CORPORATION
                                       -----------------
                                    STATEMENTS OF OPERATIONS
                                FOR THE THIRTY-NINE WEEK PERIODS
                     ENDED SEPTEMBER 24, 1995 AND SEPTEMBER 25, 1994
                     -----------------------------------------------
                                          1995             1994
                                     -------------    -------------
                                      (unaudited)      (unaudited)

REVENUES                             $   9,830,406    $  11,609,548
                                     -------------    -------------
COSTS AND EXPENSES:
 Direct Costs:
   Direct labor and related expenses     4,817,526        4,770,001
   Other direct costs                    1,593,976        3,198,754
                                     -------------    -------------
    Total Direct Costs                   6,411,502        7,968,755
                                     -------------    -------------
 Indirect Expenses:
   Operating expenses                    3,250,262        3,091,187
   Lease settlement                             --          375,000
   Depreciation and amortization           279,324          287,668
                                     -------------    -------------
    Total Indirect Expenses              3,529,586        3,753,855
 ImSyn (trade mark) prototype
  development expenses                   1,009,001               --
 Lawsuit prosecution expenses              251,055               --
 Internal stock offering expenses           30,604               --
                                     -------------    -------------
      Operating Loss                    (1,401,342)        (113,062)

 Interest expense                           45,737          145,022
                                     -------------    -------------
LOSS BEFORE INCOME TAXES                (1,447,079)        (258,084)

 Benefit from income taxes                      --               --
                                     -------------    -------------

NET LOSS                             $  (1,447,079)   $    (258,084)
                                     =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                              2,671,609        1,820,534
                                     =============    =============

NET LOSS PER SHARE                   $       (0.54)   $       (0.14)
                                     =============    =============

The accompanying notes are an integral part of these statements.

                                       ESSEX CORPORATION
                                       -----------------
                                    STATEMENTS OF OPERATIONS
                                  FOR THE THIRTEEN WEEK PERIODS
                     ENDED SEPTEMBER 24, 1995 AND SEPTEMBER 25, 1994
                     -----------------------------------------------
                                           1995             1994
                                      -------------    -------------
                                       (unaudited)      (unaudited)

REVENUES                              $   3,437,669    $   3,953,296
                                      -------------    -------------
COSTS AND EXPENSES:
Direct Costs:
   Direct labor and related expenses      1,648,774        1,612,689
   Other direct costs                       536,242        1,151,189
                                      -------------    -------------
    Total Direct Costs                    2,185,016        2,763,878
                                      -------------    -------------
  Indirect Expenses:
   Operating expenses                     1,206,681          965,861
  Depreciation and amortization             119,790           89,565
                                      -------------    -------------
    Total Indirect Expenses               1,326,471        1,055,426
 ImSyn (trade mark) prototype
  development expenses                      424,366               --
 Lawsuit prosecution expenses                41,256               --
 Internal stock offering expenses             1,732               --
                                      -------------    -------------
      Operating Income (Loss)              (541,172)         133,992

 Interest expense                             2,645           32,776
                                      -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES          (543,817)         101,216

 Benefit from income taxes                       --               --
                                      -------------    -------------

NET INCOME (LOSS)                     $    (543,817)   $     101,216
                                      =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                               3,460,759        1,823,973
                                      =============    =============

NET INCOME (LOSS) PER SHARE           $       (0.16)   $        0.06
                                      =============    =============

The accompanying notes are an integral part of these statements.


                                      ESSEX CORPORATION
                                      -----------------
                                   STATEMENTS OF CASH FLOWS
                               FOR THE THIRTY-NINE WEEK PERIODS
                     ENDED SEPTEMBER 24, 1995 AND SEPTEMBER 25, 1994
                     -----------------------------------------------
                                         1995              1994
                                    -------------     -------------
                                     (unaudited)       (unaudited)
Cash Flows From Operating Activities:
 Net Loss                           $  (1,447,079)    $    (258,084)

 Adjustments to reconcile Net Loss To
 Net Cash (Used In) Provided By Operating Activities:

  Depreciation and amortization           279,324           287,668
  Stock award                              36,960                --
  Lease settlement stock option                --            35,000
  Gain on sale of assets                  (11,801)           (6,218)

 Change in Assets and Liabilities
  Accounts receivable                    (948,097)         (913,708)
  Refundable income taxes                  18,600            224,831
  Prepayments and other assets            (90,129)           138,863
  Accounts payable                        (26,039)           110,245
  Accrued lease settlement               (187,809)           310,000
  Other liabilities                       214,334            260,558
                                    -------------      -------------
 Net Cash (Used In) Provided By
  Operating Activities                 (2,161,736)           189,155
                                    -------------      -------------
Cash Flows From Investing Activities:
 Purchases of property and equipment     (220,647)          (53,378)
 Proceeds from sale of fixed assets        18,542             8,352
                                    -------------     -------------
 Net Cash Used In Investing Activities   (202,105)          (45,026)
                                    -------------     -------------
Cash Flows From Financing Activities:
  Repayment of short-term borrowings, net      --          (350,000)
 Repayment of long-term debt              (60,002)          (60,002)
 Payment of capital lease obligations    (111,249)               --
 Sale of common stock, net of stock
  offering costs                        2,213,048            16,075
 Deferred stock offering costs                 --           (63,281)
                                    -------------     -------------
 Net Cash Provided By (Used In)
  Financing Activities                  2,041,797          (457,208)
                                    -------------     -------------
Cash and Cash Equivalents:
  Net decrease                           (322,044)         (313,079)
  Balance - beginning of period           502,800           330,770
                                    -------------     -------------
  Balance - end of period           $     180,756     $      17,691
                                    =============     =============

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

NOTE 3:   Accounts Receivable Financing

The Company had a Purchase and Assignment Agreement (Agreement) regarding its accounts receivable with Capitol Resource Funding, Inc. (Capitol). Under the Agreement, Capitol would purchase certain of the Company's accounts receivable. The Company generally received 80% of the invoice amount at the time of purchase and the remaining 20% when the invoice was paid. The Company was charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice was paid.

At September 24, 1995 and December 25, 1994, the gross amount of open accounts receivable purchased by Capitol was $125,000 and $1,049,000, respectively. Funds received were $100,000 and $839,000, respectively. The unpaid holdback amounts of $25,000 and $210,000 are included in the accounts receivable balances at September 24, 1995 and December 25, 1994. Any unpaid interest fees have been provided for in the accompanying statements of operations.

Beginning October 1995, the Company entered into a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced constitute proceeds under the note which will bear interest at an annual rate of prime plus 4.5% (total rate approximately 13.25% at October 1995). The Company must also pay certain administrative and commitment fees which are expected to be less than $1,000/month. An initial term for these Agreements of two months was established while negotiations for an annual agreement proceed. Negotiations are expected to be concluded prior to the expiration of the current Agreements.

The line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain operating restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions may be exceeded with the concurrence of the Bank.

The Company was able to curtail the requirement for accounts receivable financing due to the proceeds received from the Stock
Offering (see Note 5). This will greatly reduce interest expense in 1995.

                                       ESSEX CORPORATION
                                       -----------------

NOTE 4:   Commitments and Contingencies

Lease Settlement
----------------
The Company was in a legal dispute with the landlord of its former corporation headquarters and Information Systems Division facility. Effective July 1994, the parties entered into a Settlement Agreement ("Agreement"). Under the Agreement, the Company agreed to make deferred rent cash payments of $250,000; contingent rent payments up to $550,000 from future earnings and/or proceeds from common stock sales or asset sales; and issued an option to purchase up to 125,000 shares of the Company's stock at an exercise price of $2 per share. The landlord released the Company from outstanding and future rent or other obligations arising from the leases.

Starting July 1994, the Company began to make the deferred cash rent payments over 25 months at $10,000 per month. As additional rent, the Company is obligated to make contingent cash payments of 25% of future earnings (as defined) or 10-15% of the net proceeds from the sale of common stock or operating assets, the total of such payments not to exceed $550,000. The Company issued an option for the landlord to purchase up to 125,000 shares of the Company's unregistered common stock at an option price of $2 per share. The option is exercisable through December 31, 2004 and has certain registration rights upon exercise of the option. Prior to 1995, the Company expensed $800,000 toward amounts potentially due under the above terms of this Agreement and recognized a $35,000 expense for the estimated value of the option.

Contingent amounts due, if any, are to be paid quarterly. The period for computation of such contingent payments ends December 2004. Through September 24, 1995, contingent amounts totalling approximately $241,000 have been earned. Of this amount, $35,000 was paid in April 1995, $62,000 in July 1995 and $144,000 in October 1995. The $552,000 total accrual as of September 24, 1995 is comprised of $100,000 to be paid ratably over the next 10 months and the remaining contingent portion which is probable to be paid over the applicable consideration period.

Also under the Agreement, the Company agreed to pay 20% not to exceed $250,000 from the net award or settlement from the lawsuit against a competitor described below. When this legal proceeding is concluded, then the appropriate amount payable to the former landlord will be calculated and expensed.

Legal Proceeding
----------------
The Company filed suit in April 1994 against a corporate third party (the "Defendant") in a civil action which is presently pending in the Federal District Court (the "Court") in Albuquerque, New Mexico. The Company's charges include allegations of intentional and improper interference with prospective contractual relations, fraud and civil conspiracy. In its complaint, the Company has claimed $25 million in compensatory damages and $75 million in punitive damages. Discovery has been completed in the case and motions were heard in September 1995. The Company anticipates that a trial will be scheduled in the first half of 1996.

The Defendant has filed a counterclaim against the Company for misappropriation of trade secrets. The counterclaim seeks unspecified compensatory and punitive damages and reasonable attorney fees and costs. The Defendant has been unable

                                       ESSEX CORPORATION
                                       -----------------

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

NOTE 5:   Stock Offering

In July 1995, the Company successfully completed a $2.5 million Stock Offering. The Company sold 25,000 Units for $2,500,000 and received such proceeds. The proceeds less offering costs are recognized as increases to the common stock and contributions in excess of par value accounts. In late 1994, the Company had filed a registration statement with the Securities and Exchange Commission. The registration statement covered a Rights Offering first to existing shareholders and option holders and then further public sale to other interested parties (the Offering). Through the Offering, the Company raised $2.5 million (before expenses) for 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants to obtain an additional 625,000 new shares at a later date and for an additional cost. Proceeds from the Offering are being used for general business purposes including, principally, completing development of commercial products. As shown in the statement of operations, during the nine-month period ended September 24, 1995, approximately $1,009,000 was expended with respect to development of commercial products. A portion of the proceeds was used to partially satisfy the contingent obligation to the landlord. Until such usage, the proceeds will provide working capital and reduce costly accounts receivable financing.

In connection with the Offering, the Company entered into a Placement Agency Agreement with a registered broker/dealer. In addition to cash compensation, the broker/dealer received warrants for 175,000 shares of common stock. The warrants are exercisable through December 1, 1999 at a price of $2.30 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock.

NOTE 6:   Statement of Cash Flows

Supplemental disclosures of cash flow information are as follows:

A. In 1995, the Company issued 12,000 shares of common stock with a market value of $36,960 under the Restricted Stock Bonus Plan.

B. Capital lease obligations of $368,000 were incurred during 1995 when the Company entered into various leases for new equipment.

                                       ESSEX CORPORATION
                                       -----------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Essex Corporation is a diversified, technology-based company providing quality products and professional services to government and industry. Essex specializes in Human-Centered Systems Engineering (service mark) and Optoelectronic Engineering. The Company allocates its operations to the following business units.

    o  Systems Effectiveness Division (SED)
    o  Space and Defense Division (SDD)
    o  Information Systems Division (ISD)
    o  Commercial Products Division (CPD)

The discussion that follows speaks to the changes, where significant, that occurred in the business operations of the Company.

STATUS
------
The Company raised the entire $2.5 million of its Stock Offering by the end of July 1995. The net proceeds were approximately $2 million before payments to the former landlord of approximately $240,000. The remaining funds have improved liquidity and temporarily reduced costly accounts receivable financing. The principal usage of the net proceeds of the Offering is for completion of development of the prototype ImSyn (trade mark) optoelectronic processor. In anticipation of the success of the Stock Offering, the Company began modest efforts on development of its first ImSyn (trade mark) processor prototype in late 1994 and full fledged work on such development in 1995. As planned, such development continued during the third quarter of 1995. In accordance with generally accepted accounting principles governing such development expenses, costs of approximately $1,009,000 have been recognized through the Company's 1995 third quarter statement of operations as 1995 period expenses. The Company expects that these development expenses will end during the first part of the fourth quarter of 1995, when the first ImSyn (trade mark) processor prototype is scheduled for completion.

Revenue volume increased in fiscal 1994 over 1993 primarily due to the restoration of the Department of Energy, Transportations Safeguards contract. As 1995 began, the Company continued to have a relatively high backlog of approximately $25.5 million. During 1995, the Company has won or added approximately $27.5 million in new business, and its total backlog was a record $43.2 million ($7.7 million funded and $35.5 million unfunded) at the end of September 1995. Funded backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, open purchase orders and indefinite quantity contracts). The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8% before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in the total backlog is approximately $40 million (93%) in cost-plus-fee type contracts and $3 million

                                       ESSEX CORPORATION
                                       -----------------

(7%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Company is generally providing labor-based services and therefore does not normally accumulate or stock inventory. On both types of contracts, the Company utilizes for revenue accounting the percentage-of-completion method plus a proportionate amount for fee earned. Anticipated losses, if any, are recognized as soon as they become known.

While high contract backlog and proposal activity are positive indicators, the Company has experienced net losses in each of the past 5 fiscal years. The Company must demonstrate the ability to complete such contract backlog within budget cost constraints, both for direct and indirect operating costs. Although the high backlog supports a continuation of the 1994 revenue levels into 1995, such revenue levels were lower during the first nine months of 1995 compared to 1994. The Company devoted significant labor effort to the ImSyn (trade mark) prototype development and this lowered revenue levels on some customer work during the first nine months of 1995. The Company expects that revenue levels will increase in the fourth quarter of 1995 compared to the first three quarters of 1995.

A.  REVENUE
    -------
The Company's revenues for the first thirty-nine weeks of 1995 totaled
$9,830,000, which were $1,780,000 or 15.3% lower than the
$11,610,000 reported during the same period in 1994. Revenue levels decreased by $1,110,000 (19%) in SED where certain contracts were completed or are nearing completion and have not yet been replaced with new work. The decrease was also attributable to lower 1995 nine month revenues of $840,000 (27%) in ISD. The ImSyn (trade mark) prototype development is being staffed primarily by ISD personnel and this has lowered revenue levels on some customer work. Offsetting these declines, revenues at SDD rose $205,000 (8%) due to new contract activity.

B.  INCOME
    ------
The Company is reporting a net loss in the first nine months of 1995 of $1,447,000 or $0.54 per share as compared to a net loss of $258,000 or $0.14 per share for the same period in 1994. For the third quarter of 1995, the Company is reporting a net loss of $544,000 or $0.16 per share, as compared to net income of $101,000 or $0.06 per share in the third quarter of 1994. The net loss in the 1995 periods is computed on a higher number of outstanding shares as compared to the 1994 periods.

While total direct costs have remained fairly proportional as a percentage of revenues (65% in the first nine months of 1995 and 69% for the same period in 1994), there has been an increase in direct labor and related expenses as a percentage of revenues (49% in 1995 compared to 41% in 1994) and a significant decrease in other direct costs as such costs declined as a percentage of revenues from 28% in 1994 to 16% in 1995. The decrease in other direct costs as a percentage of revenue is primarily due to the completion or lower usage on certain contracts of outside subcontractors and consultants. Also, increased material purchases on new contract work are scheduled for the end of 1995 whereas there was a higher degree of such purchases in the first nine months of 1994.

Excluding expenses totaling $1,291,000 for ImSyn (trade mark) prototype development ($1,009,000); lawsuit prosecution ($251,000); and internal costs

<PAGE 13>

                                       ESSEX CORPORATION
                                       -----------------

related to the stock offering ($31,000); the Company would have had an operating loss of $156,000 for the first nine months of 1995. In the same period of 1994, the Company recognized a $375,000 lease settlement charge. Excluding this charge, the Company would have had an operating profit of $117,000. Although revenue levels decreased in the first nine months of 1995, the Company was still able to cover most of the variable expenses such as business development and the fixed expenses such as facility costs. However, underabsorbed indirect expenses due to the lower revenue volume account for the change described here from a 1994 operating profit to a 1995 operating loss for the nine month periods.

In 1995, the Company's interest costs decreased sharply due to the temporary use of the proceeds from the stock offering to reduce costly accounts receivable financing. Total interest costs were $46,000 in the first nine months of 1995 compared to $145,000 in the same period of 1994.

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

C.  FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
    -----------------------------------------------------

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                          SELECTED FINANCIAL DATA ($ Thousands)
                                        AS OF
                   -------------------------------------------------
                   September 24,     December 25,      September 25,
                       1995             1994               1994
                  -------------     ------------      -------------
Total Assets      $       5,017     $      4,209      $       4,723

Working Capital
 (Deficit)        $          21     $       (409)     $        (202)

Current Ratio            1.01:1           0.82:1             0.92:1

Current and Long-Term
 Debt and Bank
  Debt            $         333     $        393      $         413

Stockholders'
 Equity           $       1,940     $      1,329      $       1,536

The Company experienced an improvement in its working capital dollars and ratio due to receipt of the net proceeds of approximately $2,000,000 from the Stock Offering.

The Company experienced a 1995 nine month loss of $1,447,000. This 1995 loss was primarily attributable to expenditures in connection with development of the ImSyn (trade mark) prototype and lawsuit prosecution expenses. The net cash used in operations was approximately $2.2 million, including the net loss of $1.4 million and increase in accounts receivables of $948,000. Such operating expenditures are being funded from the proceeds of the Stock Offering. The development expenditures are expected to be completed in the first part of the

                                       ESSEX CORPORATION
                                       -----------------

fourth quarter of 1995. Of the increase in accounts receivables, approximately
$739,000 is due to the repurchase of receivables by the Company from its previous working capital lender. The Company has temporarily utilized proceeds from the Offering to reduce costly accounts receivable financings.

Under the settlement agreement reached with the landlord, certain payments are to be spread over future periods or are triggered only by other future cash inflows. There is a $100,000 remaining balance on the original deferred rent payment of $250,000 and this balance is payable over the next 10 months. The Company expects that the results of operations from its total contracts backlog of approximately $43.2 million will generate sufficient positive cash flow over the remaining period of this obligation to make the required payments. The Company believes that there is a sufficiently long payment period over which to generate the cash flows necessary to meet the required payment schedule. The contingent portions of the landlord settlement obligation, of which $309,000 remain after October 20, 1995, are not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. Accordingly, a portion of the lease settlement costs are classified as a non-current liability.

Beginning October 1995, the Company entered into an accounts receivable financing arrangement with a local bank. The current loan arrangement provides for up to $500,000 of financing at the bank's prime rate plus 4.5%. The Company can utilize certain accounts receivable and obtain a percentage advance as a loan under the financing arrangement. The term of the current arrangement is two months while an annual agreement for approximately $1 million is negotiated. The Company expects to complete negotiations for this annual agreement before the expiration of the current arrangement.

The Company has no plans at present to make significant capital expenditures. The Company did acquire $221,000 of property and equipment, mostly computers and other special equipment, through direct cash purchase during the first nine months of 1995. The Company further acquired approximately $368,000 of similar equipment under capital leases having terms which spread out monthly payments from twelve to thirty-six months. The Company intends to utilize leasing arrangements to finance capital expenditures to the extent practical.

The Company may sell certain assets which are underutilized or not part of its mainstream operations; there are, however, no definitive arrangements for any such sale. The Company believes that its anticipated needs for working capital will be adequately met by the combination of its projected cash flow from its remaining 1995 operations, utilization of available credit from its secured asset lending agreement and receipts from any asset sales.

                                       ESSEX CORPORATION
                                       -----------------

                        PART II - OTHER INFORMATION
                        ---------------------------

Item 6.   Exhibits and Report on Form 8-K.

     (a)  Exhibits                 -  None
     (b)  Reports on Form 8-K      -  The Company filed a Form 8-K
                                      on October 16, 1995 which
                                      reported the actions taken at
                                      the Annual Meeting of
                                      Shareholders.  The
                                      shareholders elected the
                                      Directors and approved the
                                      outside auditors.


                                      SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ESSEX CORPORATION
                                        (Registrant)



Date:  31 October 1995            Joseph R. Kurry, Jr.
                             ------------------------------
                                  Joseph R. Kurry, Jr.
               Vice President, Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)