Form 10KSB
period 1995-12-31
ESSEX CORPORATION
filed 1996-03-19
CIK 355199

                      FORM 10-KSB
         U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
Commission File No. 0-10772

                               ESSEX CORPORATION
                 (Name of small business issuer in its charter)
        Virginia                                       54-0846569
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

9150 Guilford Road, Columbia, Maryland                      21046

(Address of principal executive offices)                 (Zip Code)
Issuer's telephone number: (301) 953-7797

   SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
Title of each class        Name of each exchange on which
registered
--------------------
-----------------------------------------
    None                                     None

   SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                  (Title of Each Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file
such reports), and (2) has been subject to such filing requirements
for the past 90 days.                          YES  X
                                                    --
Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.                                   YES  X
                                                    --
State issuer's revenues for its most recent fiscal year.
$14,192,934

----------
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock
was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $8,642,000 as of March 4,
1996                                      ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
    Class                          Outstanding at February 29, 1996
    -----                          --------------------------------
Common Stock, par value $0.10 per share          3,586,073

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                          Part of Report on Form 10-KSB
into
                                     Which Document is Incorporated
Portions of Registrant's Proxy Statement  Part III, Items 10-12 and
used in connection with the 1996 Annual      Item 9 as to Directors
Meeting of Shareholders ("1996 Proxy Statement")
Portions of Exhibits filed with Registration   Part III, Item
13(a)(2)
Statement on Form SB-2,
Registration No. 33-82920
===================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB appears on page 24.

Table of Contents
FORM 10-KSB
Essex Corporation



                                 PART I
Item No.
Page

--  INTRODUCTORY STATEMENT
3
1.  DESCRIPTION OF BUSINESS
3
2   DESCRIPTION OF PROPERTIES                                    11
3.  LEGAL PROCEEDINGS                                            12
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

                               PART II

5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS     13
6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    13
7.  FINANCIAL STATEMENTS                                         18
8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE                          18

                              PART III

9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT            19
10. EXECUTIVE COMPENSATION                                       23
11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT                                               23
12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               23
13. EXHIBITS AND REPORTS ON FORM 8-K                             24

                                  PART I

INTRODUCTORY STATEMENT

    The information contained in this report pertains to the registrant, Essex Corporation (the "Company").

1.  DESCRIPTION OF BUSINESS

    The Company was incorporated in Virginia in 1969 to provide professional engineering and scientific services to support U.S. Government defense, space and energy programs. The Company is embarked on a vigorous program of development of proprietary optoelectronic processors with significant performance advantages over conventional computers. The Company has not yet brought such computers to commercial markets.

    Substantially all of the current revenues of the Company are derived from its traditional, core services business in the following principal fields of interest:

        Simulators, Trainers and Interactive Training Materials
        Systems Engineering, Logistics and Information Technology
        Mechanical and Electromechanical Assembly
        Human Performance Measurement and Human Error Avoidance

    The Company's Systems Effectiveness Division, headquartered in McLean, Virginia, and its Federal Systems Division, headquartered in
Columbia, Maryland, operate in both government and commercial markets. They apply the capabilities of the Company in various combinations to solve problems in such business areas as Aerospace, Security, Military Operations Other than War, Ship and Submarine Maintenance Planning, and Satellite Communications Systems Engineering.

    In 1988, the new Company management recognized that its core support business, although self-sustaining, depended heavily on declining government budgets. Accordingly, the Company's strategic plan for growth in both government and industrial sectors was focused upon: (1) fields with better-than-average potential and
(2)
development of proprietary high-technology products. With respect to products, the Company determined to identify and enter a field that provided both growth and relative ease of discrimination.

OPTOELECTRONIC BUSINESS SECTOR

    In mid-1989 in furtherance of its product objectives, the Company acquired a small company with core capabilities in systems engineering and high-speed, relatively low-cost, signal processors for the Intelligence Community. The Company's technical team has designed, developed and sold such optoelectronic processors for more than a decade. This experience was gained largely in performing classified military research and development. While the Company continues to perform such critical work, its internal resources are largely devoted to industrial, medical and other applications useful in both military and commercial sectors. The combination of optoelectronics and systems engineering is a powerful discriminator in many markets.

    Optoelectronic processors are compact, integrated systems of optical and electronic devices that perform specific, commercially-valuable mathematical calculations at very high speeds.
This technology has many advantages, including: (1) use of simple, rugged, off-the-shelf hardware; (2) high-performance implementation of demanding signal and image processing computations; and (3) providing such desirable characteristics in economical, compact, low power consuming packages. In the opinion of the Company, this technology provides the Company strong, well-discriminated proprietary capabilities to supply state-of-the-art products in such important fields as imaging, holography, pattern recognition, communications and signal processing. New products are considered only for markets to which they bring a 10-fold to 100-fold performance advantage in either throughput or throughput per watt of power used.

IMSYN(trade mark) PROCESSOR - The Company has diligently pursued application of its proven laser-based optoelectronic technologies toward the realization of the patented ImSyn(trade mark) processor.

The ImSyn(trade mark) processor implements the well-known Fourier transform formula that is basic to numerous image and signal processing applications. Further, it does so with a performance that often far exceeds conventional technology which relies on the FAST Fourier transform (FFT) algorithm (computer program) to maximize performance.

    The name ImSyn(trade mark), which stands for "image synthesis", was selected because the processor is useful in many image processing modalities, although its utility extends beyond such applications. Image processing can be grouped into two categories:
(1) image reconstruction (or synthesis), and (2) post-processing image enhancement (or analysis). The first refers to the computation of an image from data measured by a particular sensor such as a radar or MRI (magnetic resonance imaging) device. The second involves improving the image, identifying important features and otherwise exploiting the picture.

    For certain image reconstruction applications, particularly synthetic aperture radar (SAR) and fast MRI, conventional technology is too slow, expensive, and often too bulky and energy inefficient.

This problem affects the overall utility of such applications and limits their use. The high throughput, flexibility, compact size and low power requirements of the ImSyn(trade mark) processor allow its use in fast MRI and SAR. The SAR market niches include aerospace platforms and transportable ground systems where size,weight and power are most critical, as well as fixed workstations. In addition, ImSyn(trade mark) technology enables new applications in digital holography and synthetic aperture microscopy (SAM), ultrasound and sonar, that are not otherwise practical. Synthetic aperture microscopy was invented by the Company.

    A prototype ImSyn(trade mark) Processor is now in test and evaluation. Concurrently, three such prototypes are being constructed, one for delivery under contract for U.S. Army end use.

Performance of the prototype is rapidly improving as technical adjustments are made. The Company anticipates making a product announcement to applicable markets in 1996.

    IMSYN(trade mark) PROCESSOR COMMERCIALIZATION - The Company has identified many market niches for image processing applications.
In
any given market niche, there will be end-users with direct applications and original equipment manufacturers (OEMs) that can incorporate ImSyn(trade mark) processors in their products to improve performance or reduce cost. The Company is concentrating on the OEM sector because it is readily accessible and less expensive to serve, and because most users prefer to buy fully integrated systems. In the case of MRI, however, market entry is controlled by the prominent MRI research institutions upon which the OEMs depend for new product and applications information. Accordingly, the Company is keeping the OEM community informed on its progress while actively contacting "luminary" researchers in approximately 200 sites. Contacts have been made with both OEMs and research institutions to inform potential users and begin generation of sales leads.

    In this connection, the State of Maryland has made a cooperative grant with the Company to the Radiology Department of the University of Maryland Medical School under the Maryland Industrial Partnerships (MIPS) program. The purpose of the grant is to finance application studies by the Radiology Department to determine the most effective uses of the ImSyn(trade mark) processor in reconstructing MR images. The principal direction of the work in process is toward real-time processing of very fast MRI to permit doctors to evaluate dynamic parts of the body such as the beating heart and thinking brain. One fast MRI technique, EPI (echo-planar imaging), is now being offered by major OEMs such as GE Medical Systems, Siemens Medical Systems and Picker, but without the high-performance processing required for real-time imagery.

    The Company's marketing strategy is designed to allow each niche to be covered by five or fewer sales representatives or consultants.
They will be supported by a tailored public relations campaign for purposes of education and lead generation. Essex is now retaining a technically advanced sales consultant with an extensive marketing background in the medical imaging marketplace. Military end-use marketing and sales continue to be carried out by key employees who have conducted such efforts successfully, both directly to government agencies and indirectly through aerospace electronic prime contractors.

OTHER OPTOELECTRONIC ENGINES - In addition to the ImSyn(trade mark) processor, the Company's other work in process include Radar Signal Processors, Image and Data Correlators, and Telecommunications Switching Arrays. Each of these computing engines can be used in a variety of applications. However, in contrast to desktop and other familiar "general purpose" computers applied to computing, word processing and other applications, they are "special purpose" units, albeit very flexible ones. Note that only the Company's ImSyn(trade mark) Processor has advanced to the commercial prototype phase.

    A proof-of-principle model of the Company's Hawkeye(trade mark) acousto-optic/digital radar signal processor was constructed under the terms of a $1.8 million U.S. Army contract. Its principal discriminating capability is that it can process high-definition radar returns from advanced wide bandwidth radars with high computational efficiency in a compact, light-weight, inexpensive package. Such real time computation of high resolution images from instantaneously wideband signals requires extremely high analog to digital conversion rates and data processing throughput which tends to be impractical with state-of-the-art digital electronics. It is potentially applicable to fixed, mobile and shipboard anti-missile radar systems.

    Under the Company's Egret(trade mark) correlator program, the ImSyn(trade mark) processor technology is being used to demonstrate the pattern recognition capability of optoelectronic processors to the U.S. Air Force. This program is financed by a $730,000 U.S. Air
Force technology demonstration contract. The goal of the resulting system is to be able to identify individual objects such as tanks, mobile missile launchers, or other known objects in an image. Similar discriminations could be useful in medical radiology or pathology. In the future, the Company hopes to build a much higher speed correlator that will perform the functions of the demonstration system.

    Under its Iris(trade mark) program, the Company is in the early stages of developing a family of optoelectronic telecommunications channelizers and switches. These products will be targeted at the mobile wireless and satellite telecommunications markets. The advantages of optoelectronic processors, especially their size and energy efficiency, are expected to be attractive to these markets. The technology can be implemented for TDMA (Time Division Multiple Access), FDMA (Frequency Division Multiple Access) or CDMA (Code Division Multiple Access) modulation schemes. Iris(trade mark) technology is being studied for use on a planned satellite under a small research contract.

    Several other optoelectronic processors are under study or preliminary development by the Company. Related applications and exploratory development activities are being conducted under the terms of several commercial and government contracts. The latter consist of a mixture of direct contracts from agencies of the U.S. Government and subcontracts from major aerospace electronics companies. Additional government contracts and strategic partnerships with companies active in applicable markets are being sought.

CORE BUSINESS SECTOR
    In accordance with its business strategy, the Company has focused its core business activities increasingly upon commercial and government business opportunities expected to provide significant growth and above average comparative profitability. Business development resources are being judiciously applied to concentrate, enhance the quality and improve the performance of the Company in new and historically served business areas. The Company continues to provide professional services composed of a variety of technologies. Several business areas and key programs expected to have better than average growth potential are described below.

HUMANITARIAN DEMINING - The Company is well respected by the international community as a source of solutions to the critical challenge posed by more than 100 million land mines strangling economic development in 60 countries. Because people are unwilling to risk life and limb under such conditions, a small number of antipersonnel mines that may cost only a dollar or two each, distributed over a wide area, can impede farming, mining and transportation. Under contract, the Company developed rapidly accessible compact disk programs to facilitate interactive training on the land mine threat. Now in use in Bosnia, earlier versions were used in Desert Storm. The Company's products are multilingual and feature not only detailed information on all such mines of the world, but also means to produce posters, T-shirts, scarves and other public information materials. These are used by U.S. Special Forces in-country teams to create awareness of the threat to which women and children are particularly vulnerable when gathering firewood and performing other domestic tasks. The Company offers related logistic support and training services with a variety of partners for long-term demining campaigns.

MAINTENANCE TRAINERS - Under terms of a $3.6 million U.S. Navy contract, the Company is in the process of designing, manufacturing and delivering a total of 172 trainers of eight types for use in training aircraft maintenance personnel. The trainers are designed to provide valid, hands-on experience for trainees with simplicity and low cost in the forefront. Various combinations of mechanical, electromechanical, electronic and computer technologies are used to meet those objectives. The Company's extensive experience in this field includes trainers for NASA mission specialists, advanced maintenance trainers for U.S. Navy reconnaissance aircraft and other applications. The Company also operates as a subcontractor to major aerospace electronic contractors.

SATELLITE TELECOMMUNICATIONS ENGINEERING - In 1990, the Company became Motorola's first Industrial Partner on the IRIDIUMR satellite constellation that will provide global wireless communications to handheld telephones and pagers. The Company's employees have been named on more than a dozen Motorola patent disclosures. Built upon the extensive base of related business with the U.S. Government, this activity includes performance of systems analysis and development of computer software to model performance and plan the operation of the satellite constellation. The Company has long provided excellent systems engineering services in signal and image processing and communications to industrial, commercial and government customers. Such capability is pivotally important in matching products to real world applications. The Company's systems engineering capability is a major asset and key discriminator in its programs to design and apply its optoelectronic computers.

LOGISTIC SUPPORT - The Company has provided logistic engineering support to the U.S. Navy submarine program for nearly two decades. Currently, the Company performs maintenance planning, configuration control, human error avoidance, and information management analysis for database architecture and support. Logistic and training support are being provided to the U.S. Department of Energy to help assure safe, protected transportation of military nuclear assets. The Company has developed extensive expertise in reliability engineering, training materials and trainer development, CD/ROM document compaction, configuration management, safety, human error reduction, material support and other specialties. The Company's fabrication support facility permits rapid acquisition and, if required, special modification of required material. It recently began performing a major new U.S. Navy contract, which was awarded in August 1995 at $16.2 million spread over five years, to provide unique manufacturing and technical support for weapons systems and associated materials. The Company is skilled in planning, scheduling and supporting maintenance activities in complex systems for industrial enterprises, particularly power utilities and was awarded in February 1995 a five-year program for $6.2 million from the U.S. Navy for engineering and maintenance support.


                         *      *      *


CONTRACT MIX
------------
    Services of the Company are performed under cost-reimbursement (59% and 63% of revenues in 1995 and 1994), fixed-price (19% and 24%
in 1995 and 1994) or time and material (22% and 13% in 1995 and
1994) contracts and subcontracts. Fixed-price contracts have a greater degree of risk and higher potential reward than cost-type contracts since the Company is obligated to provide specific deliverables within the confines of the contracted price.

GOVERNMENT PROGRAMS
-------------------
    The major portion of the Company's revenues has been derived from contracts, or subcontracts thereunder, with departments or agencies of the United States Government, primarily the military services and other departments and agencies of the Department of Defense (DoD). In 1995 and 1994, approximately 82% and 88%, respectively, of the Company's total revenues were derived from government contracts or subcontracts. Revenues from contracts or subcontracts from DoD programs were 48% and 52% of total revenues in 1995 and 1994, respectively. Government military programs include work principally with the Navy, and to a lesser extent with the Army, Air Force and other DoD entities. The Company is also under contract to the National Aeronautics and Space Administration (NASA), the Department of Energy (DoE), the Federal Highway Administration, the Federal Aviation Agency, the Office of Personnel Management and the National
Science Foundation. The Company also works with industrial companies, architectural and engineering firms, equipment manufacturers and research institutions.

    The Company's largest contract is to support the Transportation Safeguards Division, DoE, Kirtland Air Force Base, NM. This contract is to develop and conduct training for nuclear materials couriers. The Company previously had this contract but it ended in November 1991 as the succeeding contract was awarded to another party. In 1991 this operation accounted for 15% of revenues. The Company contested this award by protesting to the General Accounting
Office (GAO). DoE admitted to GAO that a flawed process was applied by DoE in this procurement. The previously successful bidder was disqualified and a reprocurement was won by the Company. In September 1993, a $1.4 million letter contract was executed and work commenced. A contract for $16.3 million for the entire project was negotiated and definitized in March 1994. This contract is funded on an annual basis by the DoE. The Company is in the third year of the initial three year period for renewed support of DoE Transportation Safeguards Division, with two following option years expected. The contract accounted for 19% ($2.7 million) and 21% ($3.2 million) of total revenues for 1995 and 1994, respectively.

    In 1994, the Company was competitively awarded a $3.6 million program to design and build aviation trainers for the U.S. Navy. The Company is performing mechanical, electrical and software design, engineering and production of a total of 172 trainers of eight types for delivery to the Naval Air Station in Pensacola, Florida. Revenues from this program were $1.6 million (11%) in 1995 and $0.9 million (6%) in 1994. This program is scheduled for completion in 1996.

    The Company has contracts with the U.S. Navy to provide engineering and logistics support for various undersea programs.
Revenues derived from these programs were 14% ($2.0 million) and 6% ($1.0 million) of total revenues for 1995 and 1994, respectively.

    The Company continues a major subcontract with Teledyne Brown Engineering in Huntsville, Alabama for support to NASA. This contract has been ongoing since 1978 to provide simulation and training for Space Shuttle flight crews and science teams in support of all Spacelab Missions. Additionally, the Company provides concept development, research and final production for brochures, reports, training aids and historical documentation for the Spacelab
Program and Microgravity Experiment Projects. This effort provided approximately 5% ($0.7 million) of the Company's 1995 revenues and 5% ($0.8 million) in 1994.

    The Company is in negotiation on other key contracts for human performance research, optical systems development, equipment manufacturing, and training materials production.

COMMERCIAL PROGRAMS AND PRODUCTS
--------------------------------
    The Company is endeavoring to expand the commercial portion ofits business. The Company expects that significant personnel and financial resources will continue to be applied to the targeted commercial products areas. The Company's efforts to date have been focused in the following areas.

    The Company continues work which began in 1990 with Motorola, Inc., assisting in the design of the IridiumR satellite constellation that will provide global wireless communications to handheld telephones and pagers. The Company's engineers develop and use software to model satellite and intersatellite communications links to assess system capacity and availability, and help develop channel-assignment algorithms for maximizing system capacity. The Company's engineers are named on several pending Motorola patents which are integral to IridiumR system performance. The Company is also involved in modeling the paging component of the system and user location determination systems. The Company's contract to perform such work generated over 16% ($2.3 million) of revenues in 1995 and 9% ($1.5 million) in 1994.

    The Company is developing acousto-optic hardware utilizing its proprietary ImSyn(trade mark) processor and other units. These products are both stand-alone commercial items for end users, and units to be sold to original equipment manufacturers (OEM) for inclusion in their products. The Company intends to directly market such products using employee and outside sales personnel to make OEM and other customer contacts. It will also obtain such contacts by using direct mail and other traditional advertising approaches, such as new product releases, technical and trade journal articles and features, space advertising, participation in trade shows, participation in trade missions as appropriate and other opportunities deemed by the Company to be cost-effective and consistent with the professional nature of the Company's products. As such products are generally compact in size and weight, distribution to customers would be through normal third-party shipping means from the Company's facilities. The Company's products are offered not only to improve capability but also to improve size, cost and power consumption. Such OEMs generally have established marketing and distribution channels for products in which the Company's devices would be utilized.

    The Company has begun to establish a commercial line of training and testing products in specific areas. These products capitalize upon the experience which the Company has developed in human performance and fitness-for-duty studies. During 1991, the Company completed development and released in 1992 its research version fitness-for-duty measurement software product. In early 1994, the Company released its human performance testing system, Delta/WP(trade mark), which is designed to measure workplace impairment and assess fitness-for-duty. Commercial sales of this product to date have not been significant.

PATENTS
-------
    On January 7, 1992, the Company was awarded its first patent, "Sequential Image Synthesizer". On January 24, 1995, another patent, "Image Synthesis Using Time Sequential Holography", was issued. These patents are for the new image processing technology which the Company calls ImSyn(trade mark).

    Based on an optical signal processing approach, the invention enables the generation of imagery data at throughput rates which can be ten to one hundred times faster than conventional technology. These patents are the first of several patents that the Company expects to obtain covering ImSyn(trade mark) and related imaging technology. The Company has begun to apply the ImSyn(trade mark) technology to speeding image construction in two diverse fields: magnetic resonance imaging (MRI) and synthetic aperture radar (SAR). The Company is also developing a synthetic aperture microscope first patented in the 1995 patent and extended in a patent pending. The microscope relies on the ImSyn(trade mark) technology in addition to a new sensing procedure. The Company also plans to apply the ImSyn(trade mark) technology to ultrasonic, acoustic, sonar and seismological imaging modalities. These technologies have broad application in medicine, earth resources and industrial non-destructive testing.

    In SAR, the Company is testing systems with substantial benefits in rapidly forming imagery from aircraft, earth resources satellites, or remotely piloted vehicles. The major advantages of ImSyn(trade mark) systems are that they are relatively inexpensive, rugged, small, light in weight and consume little power.

    A patent for the invention of the True Time Delay Beam Former
(TTD) was issued to the Company in March 1993. TTD enables accurate electronic steering of exceedingly broadband array antennas for aircraft, space, maritime and ground systems.

COMPETITION
-----------
    Competition for U.S. Government professional and technical services contracts has grown in intensity and proposals have become increasingly costly during the past several years. This stimulated the Company to initiate its program to develop proprietary products and services. As such proprietary items are developed, the Company has relied increasingly upon offers of its specialized capabilities, sharply reducing resources applied in response to proposals for professional and technical services. Examples of such proprietary items include ImSyn(trade mark) processor products, and products and services directed toward Containing Human Error in the Workplace(service mark) such as Delta(trade mark). The Company endeavors to control human error in a variety of settings by applying its well-established capabilities in Human-Centered Systems
Engineering(service mark), such as CD/ROM-Interactive Training and Documentation, Human Factors Technology, Human Performance Measurement, and Integrated Logistic Support. The Company expects to gain increasing competitive advantage in its chosen fields as a result of its proprietary products and services, although larger companies with more resources will continue to provide competition to the Company's business.

BACKLOG
-------
    As of December 31, 1995, the Company had a total backlog (funded and unfunded) of $41.4 million as compared with $25.5 million at December 25, 1994. Of these amounts, funded backlog was $6.7 million and unfunded was $34.7 million at yearend 1995 as compared to $8.4 million and $17.1 million at yearend 1994. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts. Even though such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government.

EMPLOYEES
---------
    As of February 29, 1996, the Company had approximately 262 employees, of which 216 were full-time employees.

2.  DESCRIPTION OF PROPERTIES

OFFICE FACILITIES
-----------------
    The Company leases most of its offices and other facilities. The Company's corporate headquarters and offices for certain of its operations of its Federal Systems Division (FSD) are located in a one-story building at 9150 Guilford Road, Columbia, Maryland. The Company occupies approximately 18,000 square feet under a lease agreement extending through early 1999. The headquarters and offices for its Commercial Products Division (CPD) are located in an adjacent one-story building at 9130 Guilford Road, Columbia, Maryland. CPD occupies approximately 7,000 square feet under a lease extending through early 1999.

    In addition to these offices, the Company maintains offices and plants in connection with the performance of its business in Huntsville, Alabama; Goleta, California; Orlando, Florida; Indian
Head, Maryland; Portsmouth, New Hampshire; Mechanicsburg,
Pennsylvania and McLean, Virginia. The Company has assigned certain of its personnel to customer-owned facilities in Fort Rucker and Huntsville, Alabama and Kirtland Air Force Base, New Mexico.

    The Company's Huntsville, Alabama facility was constructed under a lease-purchase agreement pursuant to which the Company would, for a nominal percentage of original construction costs, acquire title to such property at the conclusion of the lease in 1999. All of the
Company's other facilities are leased under standard rental agreements. The Company believes that its present facilities are adequate for its current business needs.

EQUIPMENT
---------
    The Company owns a variety of computer workstations, test equipment, microcomputers, printers and reproduction equipment at several of its offices. The Company leases computer workstations in support of customer work. The Company also owns or leases various precision metalworking equipment, including certain computer numeric-controlled machinery. Other computer hardware and software, test equipment, word processing and reproduction equipment used by the Company is leased.

VIDEO LABORATORY
----------------
    A videotape-videodisc design laboratory is located in the Company's McLean, Virginia office, in which broadcast-quality videotape and interactive videodisc products are developed.

IMAGE SYNTHESIS LABORATORY
--------------------------
    The Company completed the initial construction of an Optoelectronics Laboratory in 1991 and since then has added equipment as needed. The laboratory consists of externally purchased optical hardware and computer software, as well as internal labor and related costs for construction and assembly. The
Laboratory includes the physical property which demonstrates and tests the capabilities of the Company's patented Image Synthesizer (ImSyn(trade mark)) technology.

FABRICATION FACILITY
--------------------
    The Company's Huntsville, Alabama facility provides engineering, quality assurance, machine shop, high-bay fabrication, and surface finishing areas. The Company's engineering area occupies approximately 8,000 sq. ft. The Company's machine shop, high-bay fabrication and paint shop occupy 25,000 sq. ft. The machine shop contains standard machine tools as well as certain precision, computer numeric-controlled machine tools. The high-bay fabrication area is equipped with a 5-ton traveling overhead crane and has vertical clearance of 30 feet that is adequate for fabricating Space Shuttle Bay payload training mockups such as Hubble Telescope and Space Station units, as well as undersea warfare equipment. Quality assurance equipment includes coordinate measuring machinery, profile projectors, surface plates and other standard measuring equipment which is calibrated and maintained to exacting military and industrial standards.

3.  LEGAL PROCEEDINGS

    On March 1, 1996, the Company and a corporate defendant agreed to reach an out-of-court settlement of the Company's previously reported 1994 lawsuit pending in the United States District Court in
Albuquerque, New Mexico. No Settlement Agreement has been executed, and the express terms of the Settlement Agreement, including terms regarding the confidentiality of the settlement, remain to be definitized. Until full payment is received by the Company, it is Management's opinion that there can be no certainty concerning payment to the Company. Under the proposed terms of the settlement, the Company expects to net approximately $2.2 million from this legal settlement after payment of contingent attorney's fees and related expenses. The Company had previously expensed approximately
$500,000 in legal fees and related expenses since 1994 when the suit was originally filed.

    The Company was a party to a legal dispute which arose in mid 1993 with its former landlord. This matter was settled in July 1994 and resulted in certain obligations for the Company. See Note 6 in the Notes To Financial Statements section for further discussion of this matter.

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of 1995 to a vote of the Company's security holders, either through the solicitation of proxies or otherwise.

                                PART II

5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK
    The Company's Common Stock is traded on The Nasdaq SmallCap Market(service mark) tier of the Nasdaq Stock Market(service mark) under the symbol "ESEX". The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. Sales prices represent prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent actual transactions.

                                 1995                  1994
                         --------------------  -------------------
                            High        Low       High       Low
                         ---------- --------- ----------- --------
      First quarter      $  1.63    $  1.13   $  2.63     $  1.50
      Second quarter        1.63       1.00      1.63        1.00
      Third quarter         3.63       1.25      1.88        1.63
      Fourth quarter        3.38       2.13      2.00         .88

    At February 29, 1996, there were approximately 1,200 beneficial owners of the Company's Common Stock which includes 306 holders of record.

6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Essex Corporation is a diversified, technology-based company providing quality products and professional services to government and industry. Essex specializes in Human-Centered Systems Engineering(service mark) and Optoelectronic Engineering. The Company allocates its operations to the following business units.

      Systems Effectiveness Division (SED)
      Federal Systems Division (FSD) [formerly Space and Defense
      Division (SDD) and Information Systems Division (ISD)]
      Commercial Products Division (CPD)

    The discussion that follows speaks to the changes, where significant, that occurred in the business operations of the Company.

1995 COMPARED TO 1994
    Successful financing efforts and expenditures for ImSyn(trade mark) development dominated 1995 activity and results of operations.
The Company raised the entire $2.5 million of its Stock Offering by the end of July 1995. The net proceeds were approximately $2 million before payments to the former landlord of approximately $240,000. The funds improved liquidity and temporarily reduced costly accounts receivable financing. The principal usage of the net proceeds of the Offering have been for development of the prototype ImSyn(trade mark) optoelectronic processor. In anticipation of the success of the Stock Offering, the Company began modest efforts on development of its first ImSyn(trade mark) processor prototype in late 1994 and full fledged work on such development in 1995. In accordance with generally accepted accounting principles governing such development expenses, costs of approximately $1,254,000 have been recognized through the Company's 1995 statement of operations as 1995 period expenses and $102,000 in 1994.

    Additional funding is necessary for commercial products' inventory buildup, marketing and further development of commercial applications and products. In December 1995, the Company issued $535,000 of 10% Convertible Collateralized Debentures. The net proceeds will be used for initial commercial product development, to initiate commercial inventory production and for marketing.

    As 1995 began, the Company continued to have a relatively high backlog of approximately $25.5 million. In 1995, the Company won or added approximately $30.1 million in new contract business. During 1995, the Company's contract backlog reached a record $43.2 million ($7.7 million funded and $35.5 million unfunded) at the end of September 1995. At December 31, 1995, the Company's contract backlog was $41.4 million ($6.7 million funded and $34.7 million unfunded). Included in this backlog are two contracts with remaining values of $798,000 for delivery of initial ImSyn(trade mark) units and related services to U.S. Government end users and one contract with a remaining value of $543,000 for government-sponsored research utilizing an ImSyn(trade mark) unit in synthetic aperture microscope applications.

    Funded contract backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded contract backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, open purchase orders and indefinite quantity contracts). The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8%
before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this contract backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in this total backlog of approximately $41 million is approximately:
$34 million (83%) in cost-plus-fee type contracts; $4 million (10%) in time and material and $3 million (7%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Company is generally providing labor-based services and therefore does not normally accumulate or stock inventory. The Company utilizes the percentage-of-completion method of accounting for revenue recognition. Anticipated losses, if any, are recognized as soon as they become known.

    While high contract backlog and proposal activity are positive indicators, the Company has experienced net losses since 1989 and must demonstrate the ability to complete such contract backlog within budget cost constraints, both for direct and indirect operating costs. Although the high backlog supported a continuation of the 1994 revenue levels into 1995, revenue levels were lower during 1995 compared to 1994. The Company devoted significant labor effort to the ImSyn(trade mark) prototype development. This lowered revenue levels on some customer work and generated charges of $1,254,000 against earnings. During the first nine months of 1995, revenues were $9.8 million or approximately $3.3 million per quarter. The Company expects that the increased revenue levels demonstrated in the fourth quarter of 1995 of approximately $4.4 million will continue into 1996.

    In the Commercial Products area, the Company is working toward completion of the initial ImSyn(trade mark) prototype unit and has begun work on initial units for inventory in anticipation of sales orders. Selling and marketing efforts are continuing as are product refinements and further product development. The Company also continues to work with its patent attorneys in obtaining domestic and international patents on proprietary technology. The Company initially plans to sell in magnetic resonance imaging (MRI) and advanced radar imaging markets. The prototype development costs were approximately $1,254,000 in 1995 and $102,000 in 1994.

    The Company's revenues for 1995 were $14,193,000, which were $1,171,000 or 7.6% lower than the $15,364,000 for 1994. In SED, revenues on the multi-year DoE Transportation Safeguards program were $2.7 million in 1995 compared to $3.2 million in 1994, which accounts for $500,000 of the overall decline. ISD revenues were also lower by $545,000 (13%) in 1995 as compared to 1994. This revenue decrease is due to the ImSyn(trade mark) prototype development being staffed primarily by ISD personnel which lowered revenue levels on some customer work.

    While total direct costs have remained fairly proportional as a percentage of revenues (65% in 1995 and 68% in 1994), there has been an increase in direct labor and related expenses as a percentage of revenues (47% in 1995 compared to 40% in 1994) and a significant decrease in other direct costs as such costs declined as a percentage of revenue from 28% ($4.3 million) in 1994 to 1% ($2.5 million) in 1995. The decrease in other direct costs as a percentage of revenue is primarily due to the completion or lower usage on certain contracts of outside subcontractors and consultants. Also, increased material purchases on new contract work that was scheduled for 1995 was delayed until late 1995 and into 1996, whereas there was a higher degree of such purchases in 1994.

    The Company incurred a net loss in 1995 of $1,427,000 or $0.49 per share as compared to a net loss of $466,000 or $0.26 per share in 1994. For 1995, excluding expenses totaling $1,538,000 for ImSyn(trade mark) development ($1,254,000) and lawsuit prosecution ($284,000), the Company would have an operating profit of $111,000 ($0.04 per share based on 2,913,000 shares). For 1994, excluding the landlord settlement expense of $685,000 (discussed later in this section), Essex would have earned $219,000 ($0.12 per share based on
1,821,000 shares). The net results in the 1995 period are computed on a higher weighted average number of share outstanding (2,913,000)
compared to the 1994 period (1,821,000 shares outstanding).

    While revenue levels decreased 7.6% in 1995 from 1994, the Company was still able to cover most of the variable expenses such as business development and fixed expenses such as facility costs. However, underabsorbed indirect expenses due to the lower revenue volume account for the decline in 1995 operating profit as compared to 1994, excluding charges for ImSyn(trade mark) development, lawsuit prosecution and legal settlement.

    Throughout 1995, the Company incurred expenses in connection with the development of the ImSyn(trade mark) prototype. The Company has expensed $1,254,000 in 1995 and $102,000 in 1994. The Company expects that this initial development will be completed during 1996. Such development expenses have continued beyond original targets as the Company has experienced deficiencies in the performance of components supplied by outside vendors. The replacement or correction of such components created additional costs and time delays.

    The Company incurred expenditures for lawsuit prosecution of $284,000 in 1995 and $100,000 in 1994. The Company and a corporate defendant agreed to reach an out-of-court settlement. Under the proposed terms of the Settlement Agreement, the Company expects to net approximately $2.2 million after payment of contingent attorney's fee and related expenses. Until full payment is received by the Company, it is Management's opinion that there can be no certainty concerning payment to the Company.

    In 1994, the Company increased its expense provision estimate in connection with the now concluded rent dispute with its former landlord. The Company made a provision of $685,000 ($0.38 per share) in 1994 in connection with this matter. See Note 6 of Notes to Financial Statements for further discussion of this matter. There were no additional expenses for this matter in 1995.

    In 1995, the Company's interest costs declined as the Company was able to temporarily utilize the proceeds from the Stock
Offering
to reduce costly outside financing. Total interest costs were $63,000 in 1995 compared to $174,000 in 1994.

    While the Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994, a small income tax refund was received and credited in 1995. The Company is in a net operating loss (NOL) carryforward position. Otherwise, no provision or benefit from income taxes has been recognized for 1995 or 1994.

LIQUIDITY AND CAPITAL RESERVES
    The Company evaluates its liquidity position using various factors. The following represents some of the more important factors based upon actual results through yearend 1995.


                  SELECTED FINANCIAL DATA ($ Thousands)
                                             AS OF
                                   ------------------------------
                                   December 31,      December 25,
                                       1995              1994
                                   ------------      ------------
      Total Assets                 $      6,351      $      4,209

      Working Capital              $        327      $       (409)

      Current Ratio                      1.09:1            0.82:1
                                   ============      ============

      Current and Long-Term Debt   $        313      $        393
      Current and Long-Term
       Capital Leases                       291                --
      Bank Note Payable (in 1995)/Accounts
      Receivable Financing (in 1994)        917               839
      10% Convertible Debentures            535                --
                                   -------------     ------------
       Total Debt/Financing        $       2,056      $     1,232
                                   =============      ===========
       Stockholders' Equity        $       1,960      $     1,329
                                   =============      ===========

    The Company experienced an improvement in its working capital dollars and ratio due to receipt of the net proceeds of approximately $500,000 from the sale of the debentures. The stockholders' equity increased by approximately $2 million of net proceeds from the Stock Offering and decreased by the 1995 net loss of $1.4 million, a net improvement of approximately $0.6 million.

    The 1995 net loss was primarily attributable to expenditures in connection with development of the ImSyn(trade mark) prototype and lawsuit prosecution expenses. The net cash used in operations was approximately $2.8 million, including the net loss of $1.4 million and increase in accounts receivables of $1.4 million. Such operating expenditures were funded from the proceeds of the Stock Offering. Of the increase in accounts receivables, approximately $839,000 is due to the repurchase of receivables by the Company from its previous working capital lender. Accounts receivable are no longer sold to an outside third party lender but are financed as described below by a line of credit with a local bank.

    Under the settlement agreement reached with the landlord, certain payments are to be spread over future periods or are triggered only by other future cash inflows. There is a $70,000 remaining balance payable ratably through July 1996. The Company expects that the results of operations from its total contracts backlog of approximately $41 million will generate sufficient positive cash flow over the remaining period of this obligation to make the required payments. The contingent portions of the landlord settlement obligation, of which $309,000 remain after December 31, 1995, are not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable.

    Beginning October 1995 and revised in November 1995 to increase the amount and extend the term, the Company entered into an accounts receivable financing arrangement with a local bank. The current loan arrangement provides for a line of credit up to $1,500,000 for financing at the bank's prime rate plus 3%. The Company can utilize certain accounts receivable and obtain a percentage advance as a loan under the financing arrangement. At December 31, 1995, the funds advanced were $917,000, the maximum available based upon the eligible accounts receivable. The current arrangement extends through November 30, 1996.

    The line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain operating restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions have been waived by the Bank in connection with the issuance of the Company's convertible debentures.

    The Company was able to temporarily curtail the requirement for accounts receivable financing during 1995 due to the proceeds received from the Stock Offering. This reduced interest expense from $174,000 in 1994 to $63,000 in 1995.

    In 1996, the Company plans to make significant expenditures for commercial product inventory, commercial marketing and certain capital expenditures. The Company expended $183,000 for inventory in 1995. The Company purchased $301,000 of property and equipment, mostly computers and other special equipment, through direct cash purchase during 1995. The Company further acquired approximately $477,000 of similar equipment under capital leases having terms which spread out monthly payments from twelve to thirty-six months.

The Company intends to utilize leasing arrangements to finance capital expenditures to the extent practical. The Company may sell certain assets which are underutilized or not part of its mainstream operations; there are, however, no definitive arrangements for any such sale. The Company has stock warrants outstanding with potential cash proceeds of $1.9 million which are callable for exercise beginning April 1, 1996 upon certain conditions, such as when the last price of the Company's common stock exceeds $5 per share for 10 consecutive trading days. The

Company believes that its anticipated needs for working capital will be adequately met by the combination of its projected cash flow from its 1996 operations, utilization of available credit from its secured asset lending agreement and access to public and private financing markets.

INFLATION

    The Company, because of its substantial activities in professional services and product development, is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, the Company must structure its compensation programs competitively. The wage demand effect of inflation is felt almost immediately in its costs; however, the net effect during the years in question is minimal.

    The inflation rate in the United States generally has little impact on the Company's cost-reimbursable type contracts and other short-term contracts. For longer-term, fixed-price type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in its contracts.

7.  FINANCIAL STATEMENTS

    See Item 13(a)(1) in Part III of this Form 10-KSB.

8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

    FINANCIAL DISCLOSURE
    None.

                                PART III

9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The Directors* and executive officers elected by the Board are:

    Name                 Age     Position
    ----                 ---     --------
    Harry Letaw, Jr.      69      Chairman; Director; Chief
                                  Executive Officer and President
    Joseph R. Kurry, Jr.  45      Vice President; Treasurer and
                                  Chief Financial Officer
    Anthony L. Ward       56      Vice President; Chief
                                  Administrative Officer
    Leonard E. Moodispaw  53      Secretary and Corporate Counsel
    Martin G. Every       56      Senior Vice President
    Matthew S. Bechta     42      Vice President
    Robert S. Kennedy     60      Vice President
    Jeffrey R. Lapides    41      Vice President
    Craig H. Price        46      Vice President
    Terry M. Turpin       53      Vice President
    Frank E. Manning      76      Chairman Emeritus; Director
    Harold P. Hanson      74      Director (3)
    Robert W. Hicks       58      Director (1)
    Samuel Hopkins        82      Director (2)
    Ray M. Keeler         64      Director (2)
    A. William Perkins    70      Director (1)(3)

    * All Directors are elected annually at the Company's Annual Meeting of Stockholders.

    (1) Member of the Audit Committee of the Board of Directors.
    (2) Member of the Compensation Committee of the Board of Directors.
    (3) Member of the Ethics Committee of the Board of Directors.

    Harry Letaw, Jr. was elected a Director of the Company in June 1988. He is Chairman of the Board, President and Chief Executive Officer. Previously, he was a Director of the Company and a member of the Executive Committee of its Board from July 1981 to September 1983. Dr. Letaw is President and founder of Severn Communications Corporation, a technical software firm, and President and founder of
Intellinet Corporation, a motor control system manufacturer, both based in Maryland. In addition Dr. Letaw served in senior management and marketing positions with Raytheon, Bunker-Ramo and Martin-Marietta. He performed military service during World War II.
Dr. Letaw received a Bachelor of Science degree in Chemistry in 1949, a Master of Science degree in Chemistry in 1951 and a Doctor of Philosophy degree in Physical Chemistry in 1952, all from the University of Florida. Dr. Letaw has an employment contract with the Company extending month-to-month by mutual agreement. Dr. Letaw devotes his full business time to the business of the Company and his affiliations with other corporations do not involve any substantial expenditures of time nor do these positions involve any real or potential conflicts of interest.

    Joseph R. Kurry, Jr. joined Essex Corporation in March 1985 as Treasurer and Chief Financial Officer and was appointed Vice
President in May 1987.  He was controller of

ManTech International Corporation from December 1979 to March 1985.

Mr. Kurry received a Bachelor of Science degree in Business
Administration in 1972 from Georgetown University, Washington, D.C. and is a Certified Public Accountant.

    Anthony L. Ward joined Essex in February 1991. He is currently Vice President, Chief Administrative Officer, Director of Corporate Development and Assistant Secretary. Additionally, Mr. Ward is the General Manager of the Federal Systems Division. Prior to employment with the Company, Mr. Ward served as Vice President of C3
Operations in the ARC Professional Services Group, a position he held since 1987. He was with ARC (or ARC subsidiaries) for a total of 13 years with varied roles in engineering, advanced programs and management oriented to the DoD C3I arena. From 1972 - 1977 he was with Litton Data Systems and held software engineering and management positions on key U.S. Navy and U.S. Army programs. Mr. Ward served honorably in the U.S. Marine Corps from 1958 - 1971. Mr. Ward holds a Bachelor of Arts degree in Business Administration from Chapman College in Orange, California and has completed all course work for a Masters of Science in Financial Systems Management.

    Leonard E. Moodispaw was an active partner in the law firm of Dalnekoff & Mason from February 1993 through September 1993 and was a partner in the law firm of Blumenthal, Wayson, Downs and Offutt from 1978 to 1988, both firms are located in Annapolis, Maryland and specialize in litigation. From September 1993 to April 1994, Mr. Moodispaw served as Executive Vice President of ManTech International Corporation, a privately held company. Since April 1994, he has served as President of ManTech Advanced Systems International Corporation. He was a Director of the Essex subsidiary, System Engineering and Development Corporation (SEDC) from its inception in 1980 until it was acquired by Essex in 1989. In 1988, he joined SEDC as Vice President and Corporate Counsel. From June 1989 until September 1991, he served as Vice President, Corporate Counsel and Chief Administrative Officer of Essex and from
July 1989 has served as Secretary to the Board of Directors. Mr. Moodispaw also serves as Director of the MVM Group, Inc., a small consulting firm in Maryland since 1991 and as Founder and General Counsel of the Security Affairs Support Association, a not-for-profit organization since 1990. From September 1991 to February
1993 Mr. Moodispaw was Director of International Business with GTE Government Systems. Mr. Moodispaw received a Bachelor's degree in Business Administration from American University in 1965, a Masters Degree in Business Administration in 1969 and a Juris Doctor degree in 1977 from the University of Baltimore. Mr. Moodispaw spends less than 5% of his business time in his capacities with the Company, and his affiliations with other corporations do not involve any real or potential conflicts of interest.

    Martin G. Every joined the Company in October 1983. He was subsequently promoted to the position of Director, Security/Special Military Operations Group of the Company and elected Senior Vice President of the Company in December 1986. Mr. Every has served as General Manager of the Company's Systems Effectiveness Division since mid 1990. In 1992 Mr. Every was named to the Board of Directors of James Madison University (JMU) Research and Development
Center, Inc. and is the Essex manager for the Center for Crisis Prevention, an Academic-Industrial Coventure between JMU and Essex.

Previously, Mr. Every was with BioTechnology, Inc. From 1961-1966, he served with the U.S. Navy, first as an operations officer aboard an ocean minesweeper and later as a member of a Navy Special
Warfare
Team.

Mr. Every received a Bachelor of Science degree in Biochemistry from
Notre Dame in 1961 and a Master of Science degree in Oceanography from Texas A & M University in 1968.

    Matthew S. Bechta was elected Vice President in October 1993. As the Director of the Columbia Operations within the Federal Systems Division, Mr. Bechta is responsible for technical operations and business development for programs for Satellite Communications Engineering and Optoelectronic Signal Processing. Mr. Bechta joined
Essex in 1989 with the merger of Essex and SEDC. As one of the founders of SEDC, he served in various technical and management capacities since incorporation in 1980. From 1975-1980 Mr. Bechta worked at the National Security Agency (NSA) as a systems engineer on several collection, signal processing and communications projects. Mr. Bechta holds a Bachelor of Science degree in Electrical Engineering from Spring Garden College, Pennsylvania and a Master of Science degree in Computer Science from the Johns Hopkins University.

    Robert S. Kennedy has been a Vice President of the Company since
August 1987. Dr. Kennedy joined the Company in January 1981 and has served as principal investigator for over twenty five scientific studies in human factors engineering, human performance measurement, and simulation and training. He was an aviation research psychologist in the U.S. Navy from 1959 to 1981. Dr. Kennedy received a Bachelor of Arts degree in English and Philosophy from Iona College in 1957, a Master of Arts degree in Experimental Psychology from Fordham University in 1959, and a Doctor of Philosophy in Experimental Psychology from the University of Rochester in 1972.

    Jeffrey R. Lapides has been a Vice President of Essex, Commercial Products since October 1990. Dr. Lapides held a variety of positions including President at Alleco, Inc., formerly a national commercial services firm. He also held the position of president of its largest subsidiary, Service America. He has held research positions both at NASA's Goddard Space Flight Center and the National Institutes of Health. Dr. Lapides received a Bachelor of Arts degree from Clark University and a Master of Science degree and Doctor of Philosophy degree in Physics from the University of Maryland at College Park.

    Craig H. Price was elected Vice President in October, 1993. As the Director of Engineering for the Commercial Products Division, Dr. Price is responsible for all products, development and research within the Division. Dr. Price joined Essex in 1989 as a result of the merger of Essex and SEDC. Dr. Price had joined SEDC in 1985, with varied assignments in engineering, analysis and advanced technologies. Previously, he served in numerous technical and project positions in the U.S. Air Force during the period 1974 - 1985, during which he was awarded the Distinguished Service Medal. Dr. Price holds a Bachelor of Science degree in Electrical Engineering from Kansas State University, a Master of Science degree in Electrical Engineering from Purdue University and a Doctor of Philosophy degree also in Electrical Engineering, from Stanford University.

    Terry M. Turpin is Vice President and Science Advisor of Essex, a position he has held since the acquisition of SEDC in June 1989. He was Vice President and Chief Scientist of SEDC from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by NSA. For the last ten years of this period, he was Chief of the Advanced Processing Technologies Division. He holds patents for optical computers and adaptive optical components.

Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in June 1966 and a Master of Science in Electrical Engineering from Catholic University in Washington, D.C. in June 1970.

    Frank E. Manning, Chairman Emeritus, is the founder of the Company. Mr. Manning has served as a Director of the Company since its organization in 1969. Mr. Manning received a Bachelor of Science degree in Economics from Franklin and Marshall College in 1942, and a Masters of Letters degree in Industrial Relations from the University of Pittsburgh in 1946.

    Harold P. Hanson, formerly executive director of the Committee on Science, Space and Technology of the U.S. House of Representatives from 1980-1982 and 1984-1990, was elected a Director of the Company in June 1990. Dr. Hanson is now adjunct professor of physics, University of Florida, Gainesville and the editor and publisher of DELOS, a non-profit journal of translation. He is a member of the Essex Scientific Advisory Board, and a Fellow of the American Physical Society and a National Science Foundation Franklin medalist. Dr. Hanson was previously provost of Wayne State University and Boston University. He was an executive vice president, vice president for academic affairs, dean of the Graduate
School and professor of physics of the University of Florida, Gainesville. He was also chairman of the Department of Physics and director, Center for Structural Studies, University of Texas, Austin. A naval officer during World War II, Dr. Hanson served as research physicist at the Naval Ordnance Laboratory and was later a
Fulbright research fellow in 1961-1962. Dr. Hanson earned graduate degrees at the University of Wisconsin.

    Robert W. Hicks was elected a Director of the Company in August 1988. He has been an independent consultant since 1986. During this period he was engaged for three and one-half years by the State of Maryland Deposit Insurance Fund Corporation, Receiver of several savings and loan associations, first as an Agent and then as a Special Representative (both court-approved positions). He also engages in consulting in the commercial sector. He is a principal officer and stockholder in Asset Management & Recovery, Inc., a consulting firm which has primarily provided services, directly and as a subcontractor, to the Resolution Trust Corporation and law firms engaged by the Resolution Trust Corporation. Mr. Hicks is also a Director and Secretary of the Kirby Lithographic Company, Inc.

    Samuel Hopkins was elected a Director of the Company in August 1988. From January 1970 until retirement in October 1987 he was a partner of Alex. Brown & Sons (investment bankers) in Baltimore, Maryland. Since 1976, Mr. Hopkins has been a Director of American Maritime Cases, Inc. (legal publisher) in Baltimore, Maryland. He received a Bachelor of Science degree in Business Economics from Johns Hopkins University in 1934 and a Juris Doctor degree from the University of Maryland in 1938. Mr. Hopkins is a Chartered Financial Analyst.

    Ray M. Keeler was elected a Director of the Company in July 1989. Since 1986, he has been an independent consultant to both industry and government organizations in areas related to national and tactical intelligence programs. Mr. Keeler served on the Board of Directors of SEDC from December 1987 through April 1989. From 1988 to November 1995, he was President of CRYTEC, Inc., a service company providing management, business development and technical support to companies involved in classified cryptologic projects. Since December

1995, he has been a consultant to companies involved in national technical intelligence programs. From 1982 to 1986, Mr. Keeler was Director of Program and Budget for the NSA. He received a Bachelor of Arts degree from the University of Wisconsin-Madison in 1957.

    A. William Perkins has been a Director of the Company since its organization in 1969. He is President of Perkins Warehouse Company, of Alexandria, Virginia. He is retired from 23 years in the printing industry, having served as President and Chairman of the Board of Directors of Old Dominion Printing Co. Mr. Perkins served in the U.S. Navy during World War II and the Korean Conflict.

10. EXECUTIVE COMPENSATION
11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Items 10, 11 and 12 and certain additional information required by Item 9 is hereby incorporated by reference from the Proxy Statement which will be filed within 120 days after yearend, which is the prescribed period.

13. EXHIBITS AND REPORTS ON FORM 8-K
    (a) (1)  Financial Statements
             Report of Independent Public Accountants            26
             Balance Sheet                                       27
             Statements of Operations                            28
             Statements of Changes in Stockholders' Equity       29
             Statements of Cash Flows                            30
             Notes to Financial Statements                  31 - 45
        (2)  Exhibits
             (i)   Exhibit 3(i) - Articles of Incorporation
                   and Amendments thereto
B
                   Exhibit 3(ii) -By-Laws, as amended.
                   Filed as Exhibits 3(i) and 3(ii) to
                   Registrant's Registration Statement on
                   Form SB-2 filed October 17, 1994,
                   Registration No. 33-82920
             (ii)  Exhibit 4 - Instruments defining the Rights
                   of  Holders
                   4.1   Form of Warrant Agreement with Mellon
                         Bank
C
                   4.2   Specimen of Warrant Certificate
C
                   4.3   Specimen of Common Stock Certificate
C
                   4.4   Warrant Agreement with J. Michael
                         Reisert, Inc.
D
                   4.5   Specimen of Placement Agent's Warrant
                         Certificate
D
                   4.6   Form of 10% Convertible Collateralized
                         Debenture
A
                   4.7   Form of Series B Warrant
A
             (iii) Exhibit 10 - Material Contracts
                   10.1  Employment Agreement dated
C
                         April 8, 1988, between
                         Dr. Harry Letaw, Jr. and Registrant
                   10.3  Restricted Stock Bonus Plan
C
                   10.4  Option and Stock Appreciation Rights
                         Plan
C
                   10.5  Incentive Stock Option Plan
C
                   10.6  Pension Plan and Trust Agreement
C
                   10.7  Defined Contribution Retirement Plan
C
                   10.8  Incentive Performance Award Plan
C
                   10.9  Line of Credit Agreement with Signet
                         Bank
A
                   10.10 Settlement Agreement between the
C
                         Company and Rumsey Associates Limited
                         Partnership
                   10.11 Option Agreement between the Company
C
                         and Rumsey Associates Limited
                         Partnership
                   10.13 Registration Rights Agreement
C
                   10.14 Contract between the U.S. Department of
C
                         Energy and the Company
             (iv)  Exhibit 23 - Consents of Experts and Counsel
                   23.1  Consent of Independent Public           46
                         Accountants
             (v)   Exhibit 27 - Financial Data Schedule
                   27.1  Financial Data Schedule
A
    (b) Reports on Form 8-K
        None
-----------------------

A  Filed herewith
B  Incorporated by reference as indicated
C Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920
D Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed February 17, 1995, Registration No. 33-82920

                                   SIGNATURES
    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                ESSEX CORPORATION
                                   (Registrant)
                                  Harry Letaw, Jr.
          By:  ------------------------------------------------
                                  Harry Letaw, Jr.
                Chairman of the Board, Chief Executive Officer
                  and President; Principal Executive Officer
                                   March 8, 1996
                                Joseph R. Kurry, Jr.
          By:  --------------------------------------------------
                                Joseph R. Kurry, Jr.
                 Vice President, Treasurer and Chief Financial
               Officer; Principal Financial and Accounting Officer
                                   March 8, 1996

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Harold P. Hanson
               __________________________________________________
                             Harold P. Hanson, Director
                                   March 8, 1996

                             Robert W. Hicks
               __________________________________________________
                             Robert W. Hicks, Director
                                   March 8, 1996

                              Samuel Hopkins
               __________________________________________________
                              Samuel Hopkins, Director
                                   March 8, 1996

                               Ray M. Keeler
               __________________________________________________
                               Ray M. Keeler, Director
                                   March 8, 1996

                              Frank E. Manning
               __________________________________________________
                              Frank E. Manning, Director
                                   March 8, 1996

                             A. William Perkins
               __________________________________________________
                             A. William Perkins, Director
                                   March 8, 1996

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Essex Corporation:

            We have audited the accompanying balance sheet of Essex Corporation as of December 31, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and December 25, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Corporation as of December 31, 1995 and the results of its operations and its cash flows for the years ended December 31, 1995 and December 25, 1994, in conformity with generally accepted accounting principles.


                                  Arthur Andersen LLP
                                  Arthur Andersen LLP


Washington, D.C.,
March 8, 1996

                                  ESSEX CORPORATION
                                    BALANCE SHEET
                               AS OF DECEMBER 31, 1995
                                         ASSETS
                                         ------
Current Assets
--------------
 Cash                                              $      822,065
 Accounts receivable, net                               2,655,046
 Inventory                                                183,421
 Prepayments and other current assets                     146,183
                                                   --------------
                                                        3,806,715
                                                   --------------
Property and Equipment
----------------------
 Land                                                     195,175
 Buildings and improvements                             1,622,255
 Production and special equipment                       1,908,586
 Furniture and equipment                                1,427,125
                                                   --------------
                                                        5,153,141
 Accumulated depreciation and amortization             (3,060,370)
                                                   --------------
                                                        2,092,771
                                                   --------------
Other Assets
------------
 Goodwill, net                                            204,299
 Patents, net                                             175,226
 Deferred debenture financing                              21,470
 Other                                                     50,057
                                                   --------------
                                                          451,052
                                                   --------------
TOTAL ASSETS                                       $    6,350,538
____________                                       ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current Liabilities
-------------------
 Current portion of Industrial Revenue Bond        $       80,001
 Current portion of capital leases                        148,351
 Bank line of credit                                      917,010
 Accounts payable                                         770,614
 Accrued wages and vacation                               392,372
 Accrued retirement contribution                          144,500
 Accrued lease settlement                                 378,941
 Other accrued expenses                                   647,834
                                                   --------------
                                                        3,479,623
Long-term Debt
--------------
 Industrial Revenue Bond, net of current portion          233,320
 10% Collateralized Convertible Debentures Due 2000       535,000
 Capital Leases, net of current portion                   142,677
                                                   --------------
      Total Liabilities                                 4,390,620
      -----------------                            --------------
Commitments and Contingencies (Note 6)
--------------------------------------
Stockholders' Equity
--------------------
 Common stock $0.10 par value; 10 million shares
  authorized; 3,585,973 shares issued and outstanding     358,597
 Contributions in excess of par                         5,214,966
 Retained deficit                                      (3,613,645)
                                                   --------------
                                                        1,959,918
                                                   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    6,350,538
------------------------------------------         ==============

The accompanying notes are an integral part of this statement.

                               ESSEX CORPORATION
                            STATEMENTS OF OPERATIONS
           FOR THE 53-WEEK FISCAL YEAR ENDED DECEMBER 31, 1995 AND
               THE 52-WEEK FISCAL YEAR ENDED DECEMBER 25, 1994

                                    1995               1994
                              ---------------    ---------------
REVENUES                      $    14,192,934    $    15,363,871
--------                      ---------------    ---------------
COSTS AND EXPENSES
------------------
 Direct Costs:
   Direct labor and related
    expenses                        6,644,201          6,113,618
   Other direct costs               2,536,946          4,286,216
                              ---------------    ---------------
    Total Direct Costs              9,181,147         10,399,834
                              ---------------    ---------------
 Indirect Expenses:
   Operating expenses               4,404,167          3,991,915
   Depreciation and amortization      440,508            376,944
                              ---------------    ---------------
    Total Indirect Expenses         4,844,675          4,368,859
 Lease settlement                          --            685,000
 ImSyn(trade mark) prototype
  development expenses              1,254,247            101,807
 Lawsuit prosecution expenses         283,997             99,661
                              ---------------    ---------------
   Operating Loss                  (1,371,132)          (291,290)

 Interest expense                      63,368            174,305
                              ---------------    ---------------
LOSS BEFORE INCOME TAXES           (1,434,500)          (465,595)
------------------------
 Benefit from income taxes              7,046                 --
                              ---------------    ---------------
NET LOSS                      $    (1,427,454)   $      (465,595)
--------                      ===============    ===============
WEIGHTED AVERAGE NUMBER OF
--------------------------
 SHARES OUTSTANDING                 2,913,139          1,821,394
 ------------------           ================   ===============
NET LOSS PER SHARE            $          (0.49)  $         (0.26)
------------------            ================   ===============

The accompanying notes are an integral part of these statements.



                      ESSEX CORPORATION
         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD DECEMBER 26, 1993 TO DECEMBER 31, 1995

                                  Contri-                   Total
           Common Stock           butions                  Stock-
           ------------
            Shares              In Excess   Retained     holders'
            Issued    Amount     Of Par      Deficit      Equity
           -------   --------   ---------   --------     ----------
BALANCE, DECEMBER 26, 1993
--------------------------
           1,816,328 $ 181,633 $3,280,916 $(1,720,596)  $ 1,741,953
Private placement issuance
             7,145         714     15,361          --        16,075
Lease settlement stock option
                --          --     35,000          --        35,000
Other          500          50      1,075          --         1,125

Net loss for 1994
                --          --         --    (465,595)
(465,595)
         ---------   ---------  ---------  ----------     ---------
BALANCE, DECEMBER 25, 1994
--------------------------
         1,823,973     182,397  3,332,352  (2,186,191)    1,328,558

Common stock offering
         1,750,000     175,000  1,846,854          --     2,021,854
Common stock bonus
            12,000       1,200     35,760          --        36,960
Net loss for 1995
                --          --         --  (1,427,454)
(1,427,454)
        ----------    --------   --------   ---------     ---------
BALANCE, DECEMBER 31, 1995
--------------------------
         3,585,973   $ 358,597 $5,214,966 $(3,613,645)  $ 1,959,918
         =========   ========= ========== ===========   ===========

The accompanying notes are an integral part of these statements.


                               ESSEX CORPORATION
                            STATEMENTS OF CASH FLOWS
         OR THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 25, 1994

                                           1995           1994
                                      -------------  -------------
Cash Flows From Operating Activities:
------------------------------------
 Net Loss                             $ (1,427,454)  $   (465,595)
 Adjustments to reconcile Net Loss
 to Net Cash (Used In) Provided By
 Operating Activities:

 Depreciation and amortization             440,508        376,944
 Gain on sale/retirement of
 fixed assets                              (11,802)        (6,341)
 Stock awards                               36,960          1,125
 Lease settlement stock option                  --         35,000

Change in Assets and Liabilities:
 Accounts receivable                    (1,441,510)       199,480
 Inventory                                (183,421)            --
 Refundable income taxes                    18,600        213,200
 Prepayments and other assets              (55,316)       133,389
 Accounts payable                           18,127      (262,579)
 Accrued lease settlement                 (361,059)       590,000
 Other liabilities                         190,442         66,622
                                      ------------   ------------
Net Cash (Used In) Provided By
 Operating Activities                   (2,775,925)       881,245
                                      ------------   ------------
Cash Flows From Investing Activities:
------------------------------------
 Purchases of property and equipment      (300,523)      (113,110)
 Proceeds from sale of fixed assets         18,542          9,015
                                      ------------   ------------
 Net Cash Used In Investing
  Activities                              (281,981)      (104,095)
                                      ------------   ------------
Cash Flows From Financing Activities:
------------------------------------
 Short-term borrowings (repayments), net   917,010       (350,000)
 Repayment of long-term debt               (80,001)       (80,001)
 Sale of common stock                    2,500,000         16,075
 Stock offering costs                     (286,952)      (191,194)
 Issuance of convertible debentures,
  net of financing costs                   513,530             --
 Payment of capital lease obligations     (186,416)            --
                                      ------------   ------------

 Net Cash Provided by (Used In)
  Financing Activities                   3,377,171       (605,120)
                                      ------------   ------------
Cash And Cash Equivalents
-------------------------
  Net Increase                             319,265        172,030

  Balance - Beginning of year              502,800        330,770
                                      ------------   ------------
  Balance - End of year               $    822,065   $    502,800
                                      ============   ============

The accompanying notes are an integral part of these statements.

1.  Summary of Significant Accounting Policies and Other Important
    --------------------------------------------------------------
    Factors
    -------
These statements cover Essex Corporation (the "Company"). Certain amounts for prior years have been reclassified to conform to the 1995 presentation.

    Reporting Year
    --------------
The Company is on a 52/53 week fiscal year ending the last Sunday in
December. 1995 was a 53-week fiscal year and 1994 was a 52-week fiscal year.

    Use of Estimates
    ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report period. Actual results could differ from those estimates.

    Important Business Risk Factors
    -------------------------------
The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense.

Beginning in 1989, the Company has expended significant internal funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors, testing and evaluation. The long-term success of the Company in this area is dependent on its ability to successfully develop and market products related to its optoelectronic computing processors. The success of these efforts is subject to changing technologies, availability of financing, competition, and ultimately market acceptance.

The Company has experienced net losses since 1989. In 1995, revenues decreased and its net loss increased as compared to 1994 as substantial resources were utilized in commercial product development. Management is continuing to maintain the cost controls implemented as it rightsized core business operations.

    Contract Accounting
    -------------------
Revenues consist of services rendered on fixed-price, time and materials and cost-plus-fixed-fee contracts and are recognized on the percentage-of-completion method. Revenue on fixed-price contracts (approximately 19% and 24% of contract revenues in 1995 and 1994, respectively) is recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Revenue on cost-plus-fixed-fee contracts (approximately 59% and 63% of contract revenues in 1995 and 1994, respectively) is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenue on time and materials contracts (approximately 22% and 13% of contract revenues in 1995 and 1994, respectively) is recognized to the extent of billable rates multiplied by hours delivered, plus materials expense incurred. Anticipated losses are recognized as soon as they become known. In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets, although an indeterminable portion of these amounts is not expected to be realized within one year. A substantial portion of the Company's business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government.

    Income Taxes
    ------------
Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in
income in the period that includes the enactment date.   Valuation
allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

    Inventory
    ---------
Inventory costs included purchased parts, labor and manufacturing overhead. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs are all related to the Company's ImSyn(trade mark) optoelectronic processor for which initial production began in late 1995.


                                                        1995
                                                    -------------
          Purchased Parts                           $      97,280
          Systems in-process                               86,141
                                                    -------------
                                                         $183,421
                                                    =============

    Property and Equipment
    ----------------------
Property and equipment are stated at cost. Depreciation is calculated using straight-line methods based on useful lives as follows:

     Buildings and improvements          Life of lease or 40 years
     Production and special equipment    3 to 10 years
     Furniture and equipment             3 to 10 years

Repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related allowance for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

    Intangible Assets
    -----------------
The excess of cost over the fair value of assets acquired (goodwill) resulting from an acquisition in 1989 is being amortized on a straight-line basis over 10 years. Such amortization amounted to $60,000 in 1995 and 1994. Other intangible assets related to the acquisition were being expensed over the lives of the respective assets and ended in 1994. Such amortization expense was $12,000 in 1994.

Patent costs include legal and filing fees covering the various patents which have been issued to the Company. Patent costs are amortized over their respective lives (15 - 20 years) and amortization was $12,000 in 1995 and $9,000 in 1994.
Deferred debenture financing costs ($21,470 at December 31, 1995) will be amortized over the life of the debentures.

    Impairment of Long-Lived Assets
    -------------------------------
Long-lived assets and identifiable intangibles (including goodwill) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. During 1994, the Company expensed approximately $140,000 of capitalized software development costs related to the Company's fitness-for-duty software. The Company has determined that as of December 31, 1995, there has been no impairment in the carrying value of long-lived assets.

    Net Loss Per Share
    ------------------
Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during each of the years presented. There were no dilutive common stock equivalents during any years presented.

    Statements of Cash Flows
    ------------------------
Supplemental disclosures of cash flow information are as follows:

                                            1995         1994
                                         ----------   ----------
A.  Cash paid during the year for-
               Interest                  $   78,000   $  189,000
               Income taxes              $    5,700   $   15,000

B. In 1995, the Company issued 12,000 shares of common stock with a market value of $36,960 under its Restricted Stock Bonus Plan.

   In 1994, the Company had a private placement of its unregistered common stock.  The Company sold 7,145 shares of its unregistered common stock with a market value of $16,075. Also in 1994, the Company issued 500 shares of common stock with a market value of

   $1,125.

C. Capital lease obligations of $477,000 (net present value) were incurred during 1995 when the Company entered into various leases for new equipment.

D. At December 25, 1994 the gross amount of open accounts receivable purchased by Capitol Resource Funding, Inc. was $1,049,000.
   Funds received were $839,000. See Note 3 for further information.

    Fair Value of Financial Instruments
    -----------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

The carrying amount reported in the balance sheet approximates the fair value for cash, accounts receivable, accounts payable and other variable rate debt (including borrowings under the line of credit agreement).

The carrying amount of the Company's fixed rate convertible debentures reported in the balance sheet at December 31, 1995 approximates the fair value of the instrument as the debentures were issued in December of 1995.

    Recent Accounting Pronouncements
    --------------------------------
In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123,
"Accounting for Stock-Based Compensation". SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Prior to issuance of SFAS No. 123, employee stock options or similar equity instruments were accounted for under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

SFAS No. 123 allows an entity to continue to use the intrinsic value method. However, entities electing to remain with the accounting in
APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

SFAS No. 123 accounting disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which this Statement is initially adopted for recognizing compensation cost. Management will continue to use the intrinsic value method of APB Opinion No. 25, but will make the necessary disclosure requirements in the 1996 financial statements.

2.  Accounts Receivable
    -------------------
Accounts receivable consist of the following:

                                                       1995
                                                   -----------
U.S. Government:
  Amounts billed, excluding retainages             $ 1,799,988
  Recoverable costs and accrued profits not
   yet billed, including retainages                    786,301
                                                   -----------
                                                     2,586,289
  Commercial and Other                                 274,757
  Contract reserves and allowances for
   doubtful accounts                                  (206,000)
                                                   -----------
                                                   $ 2,655,046
                                                   ===========

U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Unbilled receivables represent revenue recognized for work performed prior to yearend, which had not been billed. The government unbilled receivables can be invoiced in accordance with funding on cost-type contracts or upon attaining certain milestones under fixed-price contracts.

Retainages, of approximately $209,000 at December 31, 1995, will be collected upon job completion or settlement of audits performed by cognizant U.S. Government audit agencies. Company cost records have been audited through 1990. In the year an audit is settled, the difference between audit adjustments and previously established reserves is reflected in income. Management anticipates that a substantial portion of the December 31, 1995 unbilled retainages will not be billed or collected until after 1996. Contract reserves and allowances for doubtful accounts have been provided where less than full recovery under the contract is expected.

3.  Accounts Receivable Financing
    -----------------------------
Beginning October 1995 and revised in November 1995 to increase the amount and extend the term, the Company entered into a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $1.5 million Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($917,000 at December 31, 1995, the maximum available based upon the eligible accounts receivable) constitute proceeds under the note which will bear interest at an annual rate of prime plus 3% (total rate approximately 11.50% at December 31, 1995). The Company must also pay certain administrative and commitment fees which are expected to be less than $1,000/month. This agreement expires November 1996.

This $1.5 million line of credit is secured by all accounts receivables and certain general intangibles (excluding patents).
The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions have been waived by the Bank in connection with the issuance of the Company's convertible debentures.

Previously, the Company had a Purchase and Assignment Agreement (Agreement) regarding its accounts receivable with Capitol Resource Funding, Inc. (Capitol). Under the Agreement, Capitol would purchase certain of the Company's accounts receivable. The Company generally received 80% of the invoice amount at the time of purchase and the balance when the invoice was paid. The Company was charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice was paid.

4.  Long-Term Debt
    ---------------
Long-term debt consists of the following.

A)   Industrial Revenue Bond
                                                      1995
                                                --------------
        Industrial Development First
          Mortgage Revenue Bond                 $      313,321
        Less:  Current portion                          80,001
                                                --------------
        Long-term debt                         $       233,320
                                               ===============

In 1984, in connection with the construction of an office and plant facility in Huntsville, Alabama, the Company entered into a financing agreement with the Industrial Development Board (Board) of the City of Huntsville and AmSouth Bank, N.A. Under the terms of the agreement, an Industrial Development First Mortgage Revenue Bond-Series 1984 in the amount of $1,200,000, with interest at a floating rate of 75% of the bank's prime rate, was issued by the Board to AmSouth Bank, N.A. and guaranteed by the Company. The construction was completed in March 1985.

Repayments of principal began in 1985, with monthly payments of approximately $6,667 ($80,001 per annum) plus interest. The interest rate at December 31, 1995 and December 25, 1994 was 6.4%. After the Revenue Bond is fully repaid in the year 1999, the Company is obligated to pay an additional $18,000 and take legal title to the facility. Accordingly, the Company has capitalized the assets related to this agreement. (See Note 6).

Future payments of this debt are summarized as follows:

                    1996                 $  80,001
                    1997                    80,001
                    1998                    80,001
                    1999                    73,318
                                        ----------

                    Total               $  313,321
                                        ==========

B)  10% Convertible Collateralized Debentures
    -----------------------------------------

In December 1995, the Company effected a private placement of $535,000 of 10% Convertible Collateralized Debentures ("Debentures"). An additional $438,000 of these Debentures were sold through March 8, 1996. The Debentures pay interest quarterly at 10% per year and are convertible into common stock at a conversion price per share of $3.50 of face value. The Debentures may be called for redemption by the Company after December 1, 1997 at premiums ranging from 103% to 105% of face value. Beginning December 1, 1996, the Company can require conversion if the Company's common stock trades at or above $5.50 (subject to future adjustment) for 10 consecutive trading days. Other restrictions or requirements for conversion, such as an effective registration statement, also apply. The holders of the Debentures have certain demand and other registration rights upon conversion.

The Debentures are collateralized with certain current assets (except accounts receivable) and certain fixed assets, subject to existing mortgage and lease obligations. As of the last day of each fiscal quarter the collateral shall have a value of at least 150% of the amount of the outstanding obligations and meet certain other requirements. As of December 31, 1995, the Company was in compliance with these collateral requirements.

The Company is subject to default provisions for not meeting collateral requirements, failure to make timely interest payments and other standard representations and covenants. The Company is in compliance with such terms and conditions.

The Debentures are due November 30, 2000 if not converted or called prior to maturity.

C)  Capital Leases
    --------------

The Company leases a variety of computer hardware and software and special equipment for its Image Synthesis and video laboratories, and other office equipment under capital leases. The fixed assets under capital leases are shown in Note 6.

The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1995:

          Year
          ----
          1996                                    $     185,331
          1997                                           79,382
          1998                                           64,739
          1999                                           20,383
          2000                                           14,586
                                                  -------------
          Total minimum lease payment                   364,421

          Less:  Amount representing interest            73,393
                                                  -------------

          Present value of net minimum lease
           payments                               $     291,028
                                                  =============

5.  Major Customer Information
    --------------------------

The Company operates primarily in one segment, which is technical services consulting. A major portion of the Company's revenues has been derived from contracts, or subcontracts thereunder, with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. Contract revenues from programs for the U.S.
Government accounted for approximately 82% for 1995 and 88% for
1994
of total revenues.

The Company's largest contract is to support the Transportation Safeguards Division, Department of Energy (DoE), Kirtland Air Force Base, NM. This contract is to develop and conduct training for nuclear materials couriers. The Company previously had this contract but it ended in November 1991 as the succeeding contract was awarded to another party. In 1991, this operation accounted for 15% of revenues. The Company contested this award by protesting to the General Accounting Office (GAO). DoE admitted to GAO that a flawed process was applied by DoE in this procurement. The previously successful bidder was disqualified and a reprocurement was won by the Company. In September 1993, a $1.4 million letter contract was executed and work commenced. A contract for $16.3 million for the entire project was negotiated and definitized in March 1994. This contract is funded on an annual basis by the DoE. The Company is in the third year of the initial three year period for renewed support of DoE Transportation Safeguards Division, with two following optional years. The contract accounted for 19% ($2.7 million) and 21% ($3.2 million) of total revenues for 1995 and 1994, respectively.

The Company continues work which began in 1990 with Motorola, Inc. assisting in the design of the IridiumR satellite constellation that will provide global wireless communications to handheld telephones and pagers. The Company's contract to perform such work amounted to over 16% ($2.3 million) of revenues in 1995 and 9% ($1.5 million) in
1994.

The Company has contracts with the U.S. Navy to provide engineering and logistics support for various undersea programs. Revenues derived from these programs were 14% ($2.0 million) and 6% ($1.0 million) of total revenues for 1995 and 1994, respectively.

In 1994, the Company was competitively awarded a $3.6 million program to design and build aviation trainers for the U.S. Navy. The Company is performing mechanical, electrical and software design, engineering and production of a total of 172 trainers of eight types for delivery to the Naval Air Station in Pensacola, Florida. Revenues from this program were $1.6 million (11%) in 1995 and $0.9 million (6%) in 1994. This program is scheduled for completion in 1996.

The Company continues a major subcontract with Teledyne Brown Engineering in Huntsville, Alabama for support to NASA. This contract has been ongoing since 1978 to provide simulation and training for Space Shuttle flight crews and science teams in support of all Spacelab Missions. Additionally, the Company provides concept development, research and final production for brochures, reports, training aids and historical documentation for the Spacelab
Program and Microgravity Experiment Projects.  This effort provided approximately 5% ($0.7 million) of the Company's 1995 revenues and 5% ($0.8 million) in 1994.
6.  Commitments and Contingencies
    -----------------------------
Lease Obligations
-----------------
Leases that meet the criteria requiring capitalization as specified in Statement of Financial Accounting Standards No. 13 "Accounting for Leases" are capitalized. Such assets and the related liabilities (See Note 4) are included in the accompanying balance sheet. Property and equipment includes the following amounts for capitalized leases.


                                             1995
                                      -----------------
      Land                            $         195,175
      Buildings and improvements              1,059,625
      Production and special equipment          336,765
      Furniture and equipment                    85,878
                                      -----------------
                                              1,677,443
      Less-depreciation taken                   397,735
                                      -----------------
                                      $       1,279,708
                                      =================

The Company leases equipment and certain office facilities under operating leases generally ranging from one to five years with options to renew. The leases contain provisions to pay for proportionate increases in operating costs and property taxes. The Company is committed to pay aggregate rentals under these leases as follows:

                   1996                      $   450,227
                   1997                          414,123
                   1998                          276,270
                   1999                           42,805
                                             -----------
                                             $ 1,183,425
                                             ===========

Rental expense charged to operations, including payments made under short-term leases, amounted to $844,000 and $1,617,000 in 1995 and 1994, respectively.

    Lease Settlement
    ----------------
The Company was in a legal dispute with the landlord of its former corporation headquarters and Information Systems Division facility.

Effective July 1994, the parties entered into a Settlement
Agreement
("Agreement"). Under the Agreement, the Company agreed to make deferred rent cash payments of $250,000; contingent rent payments up to $550,000 from future earnings and/or proceeds from common stock sales or asset sales; an additional contingent payment up to $250,000 from any net proceeds awarded from settlement of an outstanding lawsuit; and issued an option to purchase up to 125,000 shares of the Company's stock at an exercise price (subject to adjustment) of $2 per share. The landlord released the Company from outstanding and future rent or other obligations arising from the leases.

Starting July 1994, the Company began to make the deferred cash rent payments over 25 months at $10,000/month. As additional rent, the Company is obligated to make contingent cash payments of 25% of future earnings (as defined) or 10-15% of the net proceeds from the sale of common stock or operating assets, the total of such payments not to exceed $550,000. The Company issued an option for the landlord to purchase up to 125,000 shares of the Company's unregistered common stock at an option price of $2 per share. The option is exercisable through December 31, 2004 and has certain registration rights upon exercise of the option. Prior to 1995, the
Company expensed $800,000 toward amounts potentially due under the above terms of this Agreement and recognized a $35,000 expense for the estimated value of the option.

Contingent amounts due, if any, are to be paid quarterly. The period for computation of such contingent payments ends December 2004. Through December 31, 1995, contingent amounts totalling approximately $241,000 have been earned, paid and charged against the accrual. The $379,000 total accrual as of December 31, 1995 is comprised of $70,000 to be paid ratably over the next 7 months and the remaining contingent portion which is probable to be paid over the applicable consideration period.

Also under the Agreement, the Company agreed to pay 20% not to exceed $250,000 from the net award or settlement from the lawsuit against a competitor described below. When this legal proceeding is concluded, then the appropriate amount payable to the former landlord will be calculated and expensed.

    Legal Proceeding
    ----------------
On March 1, 1996, the Company and a corporate defendant agreed to reach an out-of-court settlement of the Company's previously reported 1994 lawsuit pending in the United States District Court in
Albuquerque, New Mexico. No Settlement Agreement has been executed, and the express terms of the Settlement Agreement, including terms regarding the confidentiality of the settlement, remain to be definitized. Until full payment is received by the Company, it is Management's opinion that there can be no certainty concerning payment to the Company. Under the proposed terms of the settlement, the Company expects to net approximately $2.2 million from this legal settlement after payment of contingent attorney's fees and related expenses. The Company had previously expensed approximately
$500,000 in legal fees and related expenses since 1994 when the suit was originally filed.

7.  Retirement Plan
    ---------------
The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Discretionary contributions are determined annually by the Board of Directors. Total authorized contributions under the matching contribution feature of the Plan were approximately $145,000 in 1995 and 1994. There were no discretionary contributions in these years.

In accordance with the retirement plan and trust, as amended, such authorized contributions and the resulting annual expense can be reduced by forfeitures by terminated employees of unvested amounts of prior years' contributions. For 1994, such forfeitures were approximately $7,000. The 1994 retirement contribution payable and corresponding expense was reduced accordingly to $138,000. There were no such forfeitures utilized in 1995.

8.  Income Taxes
    ------------
The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for
Income Taxes". The components of the Company's net deferred tax asset account are as follows as of December 31, 1995 and December 25, 1994:


                                            1995           1994
                                       -------------   ------------
    Acquisition NOL and tax credit
      carryforward                     $     340,100   $    479,000
    NOL carryforward                         692,700        208,700
    Tax credit carryforward                  105,000        116,000
    Allowance for doubtful accounts           72,100         78,300
    Depreciation and amortization           (153,100)
(40,900)
    Accrued employee benefit costs            92,100        135,000
    Lease settlement accrual                 132,700        281,200
    Other                                    (66,200)         8,200
    Valuation Reserve                     (1,215,400)
(1,265,500)
                                       -------------   ------------
      Net Deferred Tax Asset           $         -0-   $        -0-
                                       =============   ============

As a result of an acquisition, the Company has net operating loss
(NOL) and tax credit carryforwards of $726,000 and $86,000, respectively, that are available, subject to certain limitations, to offset future book and taxable income and taxes payable. The net operating loss and the tax credits begin to expire in 2001 and 1997, respectively. These carryforwards, when utilized, will be used partially to offset previously recorded goodwill.

The Company also has a regular NOL of $1,979,000 and tax credit carryforwards of $105,000 that are available, subject to certain limitations, to offset book income and future taxes payable. The NOL and tax credit and carryforwards expire through 2011 and 2007, respectively.

The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors for generating future taxable income, such as intent and ability to sell assets and historical and projected operating performance. At this time, the Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and benefit future periods.

The Company recorded no benefit or provision for income taxes in 1994. The components of the benefit from income taxes in 1995 consisted of the following:


                                                1995
                                           --------------
Currently Payable
-----------------
     Federal                               $      (12,797)
     State                                          5,751
                                           --------------
                                                   (7,046)
                                           --------------
Deferred
--------
     Federal                                           --
     State                                             --
                                           --------------
                                                       --
                                           --------------
     Total                                 $       (7,046)
                                           ==============

9.  Stock Option and Stock Bonus Plans; Other Stock Options
    -------------------------------------------------------
The Company has an Option and Stock Appreciation Rights (SAR) Plan and an Incentive Stock Option Plan. No SARs are outstanding.

The Option and Stock Appreciation Rights Plan was adopted in March 1988. This Plan reserves 850,000 shares of the Company's unissued shares for option and SAR grants. Options, which may be tax qualified (ISOs) and non-qualified (NSOs), are exercisable for a period of up to 10 years at prices at or below market price as established on the date of grant. The activity in this plan for the last two years is as follows.

                             Number of Shares          Price Per
Share
                           ----------------
---------------
Outstanding, 12/26/93           573,811              $ 2.46 - $
3.43
  Granted                       166,811              $ 2.50 - $
2.52
  Canceled/Expired             (126,811)             $ 2.46 - $
3.43
                               --------
Outstanding, 12/25/94           613,811              $ 2.50 - $
3.00
  Granted                       107,550              $ 3.08 - $
3.50
  Canceled/Expired              (48,500)             $ 2.50 - $
2.52
                               --------
Outstanding, 12/31/95           672,861              $ 2.50 - $
3.50
                               ========
Exercisable, 12/31/95           485,932
                               ========

There are 177,139 shares available for future grants of options or SARs. This Plan results in a charge to expense when options are granted below market price. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares as to which the rights were awarded. In addition, increases and decreases in the market price of the stock also cause an increase in or reduction to plan expense to record the impact of the SARs outstanding. For 1995 and 1994, there was no impact on the results of operations for options or SARs outstanding under this plan.

The Incentive Stock Option Plan expired in March 1992 and no additional options can be granted. The Plan reserves shares of the Company's unissued shares for options previously granted. At
December 31, 1995, there were 154,900 options granted at prices ranging from $2.52 to $3.25 per share, as follows:


                                       Shares        Option Price
                                       ------        ------------
Outstanding at December 26, 1993      169,400        $2.52 - 3.25
  Expired                              (6,000)       $2.52
                                      -------
Outstanding at December 25, 1994      163,400        $2.52 - 3.25
  Expired                              (8,500)       $2.52 - 3.00
                                      -------
Outstanding and exercisable
 at December 31, 1995                 154,900        $2.52 - 3.25
                                      =======

The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company's unissued shares for awards. The Board awarded 12,000 shares in 1995 and no shares in 1994. As of December 31, 1995, there were 22,050 shares available for award under the Plan.

In July 1994, the Company issued an option for 125,000 shares of unregistered common stock under a lease settlement (see Note 6). The option is exercisable through December 31, 2004 at an exercise price of $2.00 per share. The option price is subject to adjustment under anti-dilution provisions of the option agreement. The optionholders have certain registration rights for these shares of common stock.

10. Common Stock Offerings; Warrants
    --------------------------------
In July 1995, the Company successfully completed a $2.5 million Stock Offering ("Offering"). The Company sold 25,000 Units for $2,500,000 and received such proceeds less offering costs. The net proceeds of approximately $2 million are recognized as increases to the common stock and contributions in excess of par value accounts.

Through the Offering, the Company sold 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants (expiring
June 30, 1998 and exercisable at $75.00 for 25 shares) to obtain an additional 625,000 new shares. Proceeds from the Offering have been used for general business purposes including, principally, development of commercial products. During the fiscal year ended December 31, 1995, approximately $1,254,000 as shown in the statement of operations, was expended for ImSyn(trade mark) prototype development and $183,000 for parts inventory. A portion of the net proceeds ($241,000) was used to partially satisfy the contingent obligation to the landlord.
In connection with the Offering, the Company entered into a Placement Agency Agreement with a registered broker/dealer. In addition to cash compensation, the broker/dealer received warrants for 175,000 shares of common stock. The warrants are exercisable through December 1, 1999 at a price of $2.30 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement.

The warrant holders have certain registration rights for these shares of common stock.

In connection with the issuance of the 10% Convertible Collateralized Debentures Due 2000, the Company will reserve approximately 400,000 shares of common stock for conversion. In addition, the Company has issued Warrants to the broker/dealer for 15,300 shares of common stock through December 31, 1995 and issued warrants for 13,300 shares subsequent to yearend. The warrants are exercisable through December 1, 2000 at a price of $3.50 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 30,000 shares to the purchasers of the Debentures under essentially the same terms and conditions as the Warrants issued to the broker/dealer through December 31, 1995 and will issue warrants for up to 48,400 shares subsequent to yearend.

The Company has reserved approximately 1,307,000 shares of common stock in connection with the possible exercise of all such warrants.

                            ESSEX CORPORATION
              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


             As independent public accountants, we hereby consent to the incorporation of our report dated March 8, 1996, included in this Form 10-KSB, into Essex Corporation's previously filed
Registration Statement on Form S-8, File No. 33-47900.



                                Arthur Andersen LLP
                                Arthur Andersen LLP





Washington, D.C.,
March 8, 1996