Form 10KSB/A
period 1995-12-31
ESSEX CORPORATION
filed 1996-04-22
CIK 355199

                      FORM 10-KSB/A No. 1
         U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
Commission File No. 0-10772

                               ESSEX CORPORATION
                 (Name of small business issuer in its charter)
        Virginia                                       54-0846569
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

9150 Guilford Road, Columbia, Maryland                      21046
(Address of principal executive offices)                 (Zip Code)
Issuer's telephone number: (301) 953-7797

   SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
Title of each class        Name of each exchange on which registered
- --------------------       ----------------------------------------
    None                                     None

   SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                  (Title of Each Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          YES  X
                                                                 --
Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.                                   YES  X
                                                         --
State issuer's revenues for its most recent fiscal year.
$14,192,934
 ----------
State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $8,642,000 as of
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

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                         Part of Report on Form 10-KSB into
                                     Which Document is Incorporated

Portions of Exhibits filed with Registration
Statement on Form SB-2,
Registration No. 33-82920                    Part III, Item 13(a)(2)
===================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB appears on page 31.

Table of Contents
FORM 10-KSB
Essex Corporation



                                 PART I
Item No.
Page

- --  INTRODUCTORY STATEMENT                                        3
1.  DESCRIPTION OF BUSINESS                                       3
2   DESCRIPTION OF PROPERTIES                                    11
3.  LEGAL PROCEEDINGS                                            12
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          12

                               PART II

5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS     13
6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    13
7.  FINANCIAL STATEMENTS                                         18
8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE                          18

                              PART III

9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT            19
10. EXECUTIVE COMPENSATION                                       24
11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT                                               29
12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               30
13. EXHIBITS AND REPORTS ON FORM 8-K                             31

10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
     The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers who served as such at the end of the last fiscal year and whose total compensation exceeds $100,000.

                                                                                    Long-Term Compensation

                                             Annual Compensation             Awards                    Payouts
- ------------------------------------------------------------------------------------------------------------------------------------

                                                               Other        Restricted    Securities     All          Other
                                                               Annual          Stock      Underlying    LTIP          Compen-
 Name and                                                      Compensation    Award(s)  Options/SARs   Payouts       sation
Principal Position         Year      Salary($)(1)   Bonus ($)     ($)(2)        ($)(3)       (#)         (#)           ($)
- ------------------------------------------------------------------------------------------------------------------------------------


Harry Letaw, Jr.            1995       113,920       10,000           0           0              0         0           0
Chairman and CEO            1994       107,536            0           0           0              0         0           0
                            1993       111,672            0           0           0              0         0           0



Anthony L. Ward             1995       107,680        7,500       3,235           0          8,000         0           0
Vice President and CAO      1994       105,040            0       3,151           0              0         0           0
                            1993       109,080            0       3,282           0          2,000         0           0



Joseph R. Kurry, Jr.        1995       106,400        7,500       3,198           0          5,000         0           0
Treasurer, Vice President   1994       104,000            0       3,123           0         20,000         0           0
and CFO                     1993       100,500            0       3,018           0          2,000         0           0



Terry M. Turpin             1995       102,848        7,500       3,095           0          8,000         0           0
Vice President              1994       100,006            0       3,009           0         17,778         0           0
                            1993       103,853            0       3,124           0          2,000         0           0



Martin G. Every             1995       102,640        5,000       3,094           0          5,000         0           0
Senior Vice President       1994       100,360            0       3,025           0              0         0           0
                            1993        90,360            0       2,717           0          2,000         0           0


- ------------------------------------


(1) The decrease in salaries shown for 1994 from 1993 is primarily attributable to one additional pay period which occurred during
    1994. The increase in salary for Mr. Kurry and Mr. Every in 1994 is attributable to raises in their annual compensation. Includes amounts deferred at the election of the named executive officer pursuant to Section 401(k) of the Internal Revenue Code ("401(k)").

(2) Represents matching 401(k) contributions made on behalf of the respective named executive officer pursuant to the Company's Retirement Plan and Trust. Excludes other perquisites and benefits not exceeding the lesser of $50,000 or 10% of the named executive officer's total annual salary and bonus.

(3) No restricted stock awards were made for the periods indicated. The number and value of the aggregate restricted stock holdings for the named executive officers at the end of the 1995 fiscal year, based on the closing bid price of the Common Stock on NASDAQ on December 29, 1995, without giving effect to the consideration paid by the named executive officer, were as follows: Dr. Letaw, 211,357 shares, $475,553 value; Mr. Ward, 17,331 shares, $38,994 value; Mr. Kurry, 29,859 shares, $67,182 value; Mr. Turpin, 72,781 shares, $163,757 value; and Mr. Every, 6,037 shares, $13,583 value.


DEFINED CONTRIBUTION RETIREMENT PLAN
- ------------------------------------
    The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a 401(k) salary reduction feature for its employees. The Plan calls for a discretionary contribution as determined by the Board of Directors, and an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature. Discretionary contributions are determined annually by the Board of Directors. No discretionary contribution was made by the Company to the Retirement Plan for 1995. The total authorized contribution under the matching contribution feature of the Plan was approximately $145,000 in 1995. All employee contributions are 100% vested at all times and Company contributions vest based on length of service. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the Plan be allocated among various investment options established by the Plan administrator.

    The Company contributions under the Retirement Plan for the persons referred to in the Summary Compensation Table are included in that Table.

EMPLOYEE INCENTIVE PERFORMANCE AWARD PLAN
- -----------------------------------------
    The Company has an Employee Incentive Performance Award Plan under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the Board of Directors. Such awards may be constrained by overall Company performances. There were 93 awards in 1995 totaling $144,000. There was one award in 1994 for $500. The incentive awards under the Performance Award Plan for the persons referred to in the Summary Compensation Table are included in that Table.

RESTRICTED STOCK BONUS PLAN
- ---------------------------
    Essex Corporation has a Restricted Stock Bonus Plan under which up to 50,000 shares of the Company's common stock may be reserved for issuance to non-employee members of the Board of Directors and key employees of the Company selected by the Board of Directors. Shares of restricted stock may be issued under the Plan subject to forfeiture during a restriction period, fixed in each instance by the Board of Directors, whereby all rights of the grantee to the stock terminate upon certain conditions such as cessation of continuous employment during the restriction period. Upon expiration of the restriction period, or earlier upon the death or substantial disability of the grantee, the restrictions applicable to all shares of restricted stock of the grantee expire. The Plan also provides that loans may be advanced by the Company to a grantee to pay income taxes due on the taxable value of shares granted under the Plan. Such loans must be evidenced by an interest bearing promissory note payable five (5) years after the date of the loan, and be secured by shares of stock of the Company (which may be restricted stock) having a fair market value equal to 200 percent of the loan.

    During 1995, the Board awarded a total of 12,000 shares to six directors. During 1993, the Board awarded 2,000 shares and none were awarded in 1994. There are approximately 22,050 shares remaining in the Essex Corporation Restricted Stock Bonus Plan as of December 31, 1995.

EMPLOYMENT AGREEMENTS
- ---------------------
     Since 1988, the Company has had an Agreement of Employment with Harry Letaw, Jr., Chairman of the Board, President and Chief Executive Officer. Dr. Letaw's annual compensation was originally established at $120,000 but was reduced, at his recommendation to the annual amounts shown in the Summary Compensation Table. Dr. Letaw's annual compensation was increased to $135,200 effective October 2, 1995. The term of this Agreement is extended on a month-to-month basis by mutual agreement.

    The Company has an Agreement of Employment with Frank E. Manning, Chairman Emeritus and Member of the Essex Board of Directors, whereby Mr. Manning is a part-time employee of the Company with duties to provide advice and counsel to the management of Essex. The Agreement may be terminated by either party with 60 days advance notice. Mr. Manning also receives reimbursement of medical costs not covered by Medicare. Mr. Manning received compensation of $30,000 in fiscal year 1995 for his services as an employee of the Company and medical reimbursement of $1,250.

    The above agreements restrict the individuals' rights to compete with the Company and prohibit misappropriation of proprietary rights of the Company, both during and after the term of employment.

OPTIONS TO PURCHASE SECURITIES
- ------------------------------
    The Company has an Option and Stock Appreciation Rights Plan (The "OSAR Plan"). The OSAR Plan as presently in effect provides for the grant of tax qualified Incentive Stock Options ("ISOs") and options that are not tax qualified ("NSOs") and Stock Appreciation Rights ("SARs") which rights may be related to, but not necessarily be granted in tandem with, options granted under the OSAR Plan. Persons eligible to receive awards of options and SARs under the OSAR Plan include officers, directors, key employees and other persons who provide valuable services to the Company. SARs entitle the holder to cash or Company Common Stock measured by the increase in market value of the Company's Common Stock from the date of grant to the date of exercise. The exercise price of an ISO under the OSAR Plan may not be less than the fair market value of the Company stock on the date of grant; the exercise price of NSOs and the appreciation base price of SARs are determined in the discretion of the Board of Directors except that the SAR appreciation base price may not be less than 50% of the fair market value of a share of Common Stock on the grant date with respect to awards to persons who are officers or directors of the Company. As originally adopted, the OSAR Plan reserved 400,000 shares of the Company's Common Stock for issuance. At the 1989 and 1994 Annual Meetings, Company stockholders approved increases in the number of shares of Common Stock subject to the OSAR Plan by 250,000 shares and 200,000 shares respectively, making 850,000 the total number of shares subject to the Plan. As of February 29, 1996, there remain 232,639 shares available for future grants of options or SARs.

    The Company had an Incentive Stock Option Plan which expired on March 12, 1992 with no shares available for future grants. As of February 29, 1996, options for 88,800 shares of the Company's Common Stock remain outstanding under this Plan and are fully exercisable at prices ranging from $2.52 - $3.00 including options held by officers and directors of the Company to purchase
64,000 shares.

    The following Table shows for the fiscal year ended December 31, 1995 for the persons named in the Summary Compensation Table, information with respect to options to purchase Common Stock granted during 1995 under the OSAR Plan. No options or stock appreciation rights granted under the OSAR Plan have been exercised by the persons listed below.


                                                 STOCK OPTIONS GRANTS TABLE
                                            FOR FISCAL YEAR ENDED DECEMBER 31, 1995


                                  Number of
                                  Securities
                                  Underlying          % Of Total Options/
                                   Options              SARs Granted to            Exercise or
                                   Granted               Employees in               Base Price          Expiration
            Name                    (#)(1)                Fiscal Year                 ($/Sh)               Date
==================================================================================================================


Harry Letaw, Jr.                     ---                      ---                      ---                  ---

Anthony L. Ward                     8,000                     7.4                      3.08               09/10/99

Joseph R. Kurry, Jr.                5,000                     4.7                      3.08               09/10/99

Terry M. Turpin                     8,000                     7.4                      3.08               09/10/99

Martin G. Every                     5,000                     4.7                      3.08               09/10/99




- ------------------------------------

(1) Such options become exercisable beginning September 11, 1996.


    The following Table shows for the fiscal year ended December 31, 1995 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal year-end values for unexercised options/SARs.


                         AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES TABLE
                                         FOR FISCAL YEAR ENDED DECEMBER 31, 1995


                                                                                  Number of
                                                                                 Securities                   Value of
                                                                                 Underlying                 Unexercised
                                                                                 Unexercised                In-the-Money
                                                                               Options/SARs at            Options/SARs at
                                                                                 FY-End (#)                  FY-End($)
            Name                     Shares                Value
                                  Acquired on            Realized               Exercisable/                Exercisable/
                                  Exercise (#)              ($)                 Unexercisable              Unexercisable
================================================================================================================================

Harry Letaw, Jr.                      None                  ---                238,091/61,909                   0/0

Anthony L. Ward                       None                  ---                 30,000/8,000                    0/0

Joseph R. Kurry, Jr.                  None                  ---                 43,500/5,000                    0/0

Terry M. Turpin                       None                  ---                 25,778/8,000                    0/0

Martin G. Every                       None                  ---                 29,500/5,000                    0/0



REMUNERATION OF DIRECTORS
- -------------------------
    The Company's Directors generally meet quarterly. Additionally, the By-Laws provide for special meetings and, as also permitted by Virginia law, Board action may be taken without a meeting upon unanimous written consent of all Directors. Board members not employed by the Company receive a maximum of $750 for each Board or Board Committee Meeting attended. In order to improve the Company's cash position, the Company's outside Directors, during the 1995-1996 term year, relinquished cash payments for certain board meetings.
In 1995 the Board held three meetings; the entire membership of the Board was present at all meetings of the Board of Directors except for one meeting when one Director was absent from the meeting.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    The following table and accompanying notes set forth as of February 29, 1996, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person or group who beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.


                                                 Amount and Nature           Percentage of Outstanding
              Name and Address                     of Beneficial               Shares of Common Stock
            of Beneficial Owner*                   Ownership (1)                 Beneficially Owned
     ---------------------------------       -----------------------         -------------------------
     Harry Letaw, Jr. (2)                             480,698                          9.21
     Frank E. Manning (3)                             106,275                          2.04
     Terry M. Turpin (4)                               98,059                          1.89
     Joseph R. Kurry, Jr. (5)                          60,909                          1.17
     Anthony L. Ward (6)                               49,331                            **
     Samuel Hopkins (7)                                42,875                            **
     Robert W. Hicks (8)                               39,200                            **
     Harold P. Hanson (9)                              30,500                            **
     Ray M. Keeler (10)                                15,250                            **
     A. William Perkins (11)                           15,100                            **
     Martin G. Every (12)                              15,537                            **


     All Directors and Executive Officers
     as a Group (16 persons) (13)                   1,150,424                         22.04

- ------------------------------------

     * All beneficial owners are directors and/or officers of the Company and can be reached c/o Essex Corporation, 9150
         Guilford Road, Columbia, MD 21046.

     **  Less than 1%

     (1) Under the rules of the Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or to direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he has no record ownership interest. The shares listed above include options and rights to acquire shares within sixty (60) days and shares held of record by the Essex Corporation Retirement Trust as to which shares the respective participant has disposition and voting rights. The percentage ownership is computed based upon the number of shares which would be outstanding if such options and rights were exercised.

     (2) Dr. Harry Letaw, Jr. is Chairman of the Board, President and Chief Executive Officer of the Company. Of the 480,698
        shares beneficially shown as owned by Dr. Letaw, 269,341 shares represent presently exercisable rights to acquire Common Stock through stock options and warrants.

     (3) Mr. Frank E. Manning is the record and beneficial owner of approximately 2.04% of the outstanding shares of the Company (106,275 shares), including presently exercisable options to purchase 1,500 shares. Mr. Manning is the Chairman Emeritus and a Director of the Company. Does not include 40,000 shares of the Company's Common Stock owned of record and beneficially by Mrs. Eva L. Manning, wife of Mr. Frank E. Manning. Also does not include 147,500 shares beneficially owned by six separate family trusts of which Mrs. Manning is the sole trustee and over which trusts she has exclusive voting and dispositive power.

     (4) Terry M. Turpin is a Vice President of the Company. Of the shares shown as beneficially owned, 25,278 represent presently exercisable rights to acquire common stock through stock options and warrants.


     (5) Joseph R. Kurry, Jr. is Vice President, Treasurer and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 31,050 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (6) Anthony L. Ward is Vice President, Chief Administrative Officer and Assistant Secretary of the Company. Of the shares shown as beneficially owned, 32,000 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (7) Samuel Hopkins is a Director of the Company. Of the shares shown as beneficially owned, 9,125 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (8) Robert W. Hicks is a Director of the Company.  Of the
         Shares shown as beneficially owned, 6,000 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (9) Harold P. Hanson is a Director of the Company.  Of the
         Shares shown as beneficially owned, 7,500 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (10)Ray M. Keeler is a Director of the Company. Of the Shares shown as beneficially owned, 5,250 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (11)A. William Perkins is a Director of the Company.  Of the
         Shares shown as beneficially owned, 3,500 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (12)Martin G. Every is a Senior Vice President of the Company. Of the shares shown as beneficially owned, 9,500 represent presently exercisable rights to acquire common stock through stock options.

     (13)Of the shares shown as beneficially owned, 512,781 represent presently exercisable rights to acquire common stock through stock options and warrants.



12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

13. EXHIBITS AND REPORTS ON FORM 8-K
    (a) (1)  Financial Statements
             Report of Independent Public Accountants            33
             Balance Sheet                                       34
             Statements of Operations                            35
             Statements of Changes in Stockholders' Equity       36
             Statements of Cash Flows                            37
             Notes to Financial Statements                  38 - 52
        (2)  Exhibits
             (i)   Exhibit 3(i) - Articles of Incorporation
                   and Amendments thereto                        B
                   Exhibit 3(ii) -By-Laws, as amended.
                   Filed as Exhibits 3(i) and 3(ii) to
                   Registrant's Registration Statement on
                   Form SB-2 filed October 17, 1994,
                   Registration No. 33-82920
             (ii)  Exhibit 4 - Instruments defining the Rights
                   of  Holders
                   4.1   Form of Warrant Agreement with Mellon
                         Bank                                    C
                   4.2   Specimen of Warrant Certificate         C
                   4.3   Specimen of Common Stock Certificate    C
                   4.4   Warrant Agreement with J. Michael
                         Reisert, Inc.                           D
                   4.5   Specimen of Placement Agent's Warrant
                         Certificate                             D
                   4.6   Form of 10% Convertible Collateralized
                         Debenture                               A
                   4.7   Form of Series B Warrant                A
             (iii) Exhibit 10 - Material Contracts
                   10.1  Employment Agreement dated              C
                         April 8, 1988, between
                         Dr. Harry Letaw, Jr. and Registrant
                   10.3  Restricted Stock Bonus Plan             C
                   10.4  Option and Stock Appreciation Rights
                         Plan                                    C
                   10.5  Incentive Stock Option Plan             C
                   10.6  Pension Plan and Trust Agreement        C
                   10.7  Defined Contribution Retirement Plan    C
                   10.8  Incentive Performance Award Plan        C
                   10.9  Line of Credit Agreement with Signet
                         Bank                                    A
                   10.10 Settlement Agreement between the        C
                         Company and Rumsey Associates Limited
                         Partnership
                   10.11 Option Agreement between the Company    C
                         and Rumsey Associates Limited
                         Partnership
                   10.13 Registration Rights Agreement           C
                   10.14 Contract between the U.S. Department of C
                         Energy and the Company
             (iv)  Exhibit 23 - Consents of Experts and Counsel
                   23.1  Consent of Independent Public           53
                         Accountants
             (v)   Exhibit 27 - Financial Data Schedule
                   27.1  Financial Data Schedule                 A
    (b) Reports on Form 8-K
        None
- -----------------------

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
                                  Harry Letaw, Jr.
                Chairman of the Board, Chief Executive Officer
                  and President; Principal Executive Officer
                                   April 22, 1996
                                Joseph R. Kurry, Jr.
          By:  --------------------------------------------------
                                Joseph R. Kurry, Jr.
                 Vice President, Treasurer and Chief Financial
               Officer; Principal Financial and Accounting Officer
                                   April 22, 1996

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Harold P. Hanson
               __________________________________________________
                             Harold P. Hanson, Director
                                   April 22, 1996

                             Robert W. Hicks
               __________________________________________________
                             Robert W. Hicks, Director
                                   April 22, 1996

                              Samuel Hopkins
               __________________________________________________
                              Samuel Hopkins, Director
                                   April 22, 1996

                               Ray M. Keeler
               __________________________________________________
                               Ray M. Keeler, Director
                                   April 22, 1996

                              Frank E. Manning
               __________________________________________________
                              Frank E. Manning, Director
                                   April 22, 1996

                             A. William Perkins
               __________________________________________________
                             A. William Perkins, Director
                                   April 22, 1996