Form 10QSB
period 1996-03-31
ESSEX CORPORATION
filed 1996-05-15
CIK 355199

                         FORM 10-QSB
           U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996.


                 Commission File Number 0-10772
                                        -------

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

YES   X    NO
     ---      ---

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.
                                                     Outstanding
             Class                                at March 31, 1996
             -----                                -----------------
Common Stock, par value $0.10 per share                3,624,073

                           ESSEX CORPORATION
                           -----------------

                    PART I - FINANCIAL INFORMATION
                    ------------------------------

ITEM 1.     FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1995.

                           ESSEX CORPORATION
                           -----------------

                            BALANCE SHEETS
                            --------------

                                       March 31,       December 31,
                                         1996              1995
                                      (unaudited)       (audited)
                                     ------------      ------------
    ASSETS


Current Assets
- --------------
  Cash                               $  3,758,044      $    822,065
  Accounts receivable, net              2,221,594         2,655,046
  Inventory                               270,615           183,421
  Prepayments and other current
   assets                                 134,055           146,183
                                     ------------      ------------
                                        6,384,308         3,806,715
                                     ------------      ------------

Property and Equipment
- ----------------------
  Land                                    195,175           195,175
  Buildings and improvements            1,627,679         1,622,255
  Production and special equipment      1,987,454         1,908,586
  Furniture and equipment               1,445,839         1,427,125
                                     ------------      ------------
                                        5,256,147         5,153,141
Accumulated depreciation
  and amortization                     (3,203,849)       (3,060,370)
                                     ------------      ------------
                                        2,052,298         2,092,771

Other Assets
- ------------
  Goodwill                                     --           204,299
  Patents, net                            154,109           175,226
  Deferred debenture financing            121,733            21,470
  Other                                    54,167            50,057
                                     ------------      ------------
                                          330,009           451,052
                                     ------------      ------------
TOTAL ASSETS                         $  8,766,615      $  6,350,538
- ------------                         ============      ============


The accompanying notes are an integral part of these statements.


                           ESSEX CORPORATION
                           -----------------

                             BALANCE SHEETS
                             --------------

                                       March 31,       December 31,
                                         1996              1995
                                      (unaudited)        (audited)
                                     ------------      ------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities
- -------------------
  Current portion of Industrial
   Revenue Bond                      $     80,001      $     80,001
  Current portion of capital leases       106,944           148,351
  Bank line of credit                     677,040           917,010
  Accounts payable                        886,697           770,614
  Accrued wages and vacation              618,876           392,372
  Accrued retirement contribution         191,455           144,500
  Accrued lease settlement                598,941           378,941
  Other accrued expenses                  700,829           647,834
                                     ------------      ------------
                                        3,860,783         3,479,623

Long-term Debt
- --------------
  Industrial Revenue Bond, net
   of current portion                     213,320           233,320
  10% Collateralized Convertible
   Debentures Due 2000                  1,400,000           535,000
  Capital leases, net of current
   portion                                161,711           142,677
                                     ------------      ------------

    Total Liabilities                   5,635,814         4,390,620
                                     ------------      ------------

Commitments and Contingencies (Note 6)
- --------------------------------------
Stockholders' Equity
- --------------------
  Common stock, $0.10 par value;
   10 million shares authorized;
   3,624,073 and 3,585,973 issued
   and outstanding for 1996 and
   1995, respectively                     362,407           358,597
  Contributions in excess of
   par value                            5,311,396         5,214,966
  Retained deficit                     (2,543,002)       (3,613,645)
                                     ------------      ------------
                                        3,130,801         1,959,918

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
- --------------------                 $  8,766,615      $  6,350,538
                                     ============      ============

The accompanying notes are an integral part of these statements.


                           ESSEX CORPORATION
                           -----------------

                         STATEMENTS OF OPERATIONS
                       FOR THE THIRTEEN WEEK PERIODS
                  ENDED MARCH 31, 1996 AND MARCH 26, 1995
                  ---------------------------------------
                                         1996              1995
                                     ------------      ------------
                                      (unaudited)       (unaudited)

REVENUES                             $  4,245,290      $  3,027,225
- --------
COSTS AND EXPENSES
- ------------------
  Direct Costs:
    Direct labor and related expenses   1,944,113         1,486,484
    Other direct costs                    948,677           502,709
                                     ------------      ------------
     Total Direct Costs                 2,892,790         1,989,193
                                     ------------      ------------
  Indirect Expenses:
    Operating expenses                  1,384,614           953,294
    Depreciation and amortization         166,313            80,689
                                     ------------      ------------
      Total Indirect Expenses           1,550,927         1,033,983
  ImSyn(Trade Mark) prototype
   development expenses                   157,500           204,601
  Provision for contract reserves         250,000                --
                                     ------------      ------------
       Operating Loss                    (605,927)         (200,552)

  Gain on settlement of lawsuit/
   (expenses), net of related
   expenses of $1,773,578 in 1996       2,226,422           (93,767)
  Lease settlement                       (250,000)               --
  Interest expense                        (45,552)          (23,409)
                                     ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES       1,324,943          (317,728)
- ---------------------------------
  Provision for income taxes              254,300                --
                                     ------------      ------------

NET INCOME (LOSS)                    $  1,070,643      $   (317,728)
- -----------------                    ============      ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     3,593,183         2,060,511
- --------------------------           ============      ============

NET INCOME (LOSS) PER SHARE
- ---------------------------
  Primary                            $       0.30      $      (0.15)
                                     ============      ============

  Fully Diluted                      $       0.28      $      (0.15)
                                     ============      ============

The accompanying notes are an integral part of these statements.


                           ESSEX CORPORATION
                           -----------------

                        STATEMENTS OF CASH FLOWS
                     FOR THE THIRTEEN WEEK PERIODS
                ENDED MARCH 31, 1996 AND MARCH 26, 1995
                ---------------------------------------
                                         1996              1995
                                     ------------      ------------
                                      (unaudited)       (unaudited)
Cash Flows From Operating Activities:
- ------------------------------------
  Net Income (Loss)                  $  1,070,643      $   (317,728)

  Adjustments to reconcile Net Income (Loss) to Net Cash
  Provided By (Used In) Operating Activities:

   Depreciation and amortization          166,313            80,688
   Provision for contract reserves        250,000                --
   Gain on sale/retirement of
    fixed assets                             (850)              (69)

  Change in Assets and Liabilities:
    Accounts receivable                   183,452          (488,319)
    Inventory                             (87,194)               --
    Refundable income taxes                    --            18,600
    Prepayments and other assets            6,303           (81,561)
    Goodwill                              204,299                --
    Accounts payable                      116,083            50,838
    Accrued lease settlement              220,000           (30,000)
    Other liabilities                     326,454           (14,699)
                                     ------------      ------------

  Net Cash Provided By (Used In)
   Operating Activities                 2,455,503          (782,250)
                                     ------------      ------------
Cash Flows From Investing Activities:
- ------------------------------------
  Purchases of property and equipment     (43,367)         (105,602)
  Proceeds from sale of fixed assets          850                69
                                     ------------      ------------

  Net Cash Used In Investing Activities   (42,517)         (105,533)
                                     ------------      ------------

Cash Flows From Financing Activities:
- ------------------------------------

  Short-term borrowings (repayments),
   net                                   (239,970)               --
  Repayment of long-term debt             (20,000)          (20,001)
  Sale of common stock                         --           750,000
  Stock offering costs                         --          (103,497)
  Proceeds from exercises of stock
   options                                100,240                --
  Issuance of convertible debentures,
   net of financing costs                 764,737                --
  Payment of capital lease obligations    (82,014)               --
                                     ------------      ------------

  Net Cash Provided By Financing
   Activities                             522,993           626,502
                                     ------------      ------------

Cash and Cash Equivalents
- -------------------------
  Net increase (decrease)               2,935,979          (261,281)
  Balance - beginning of period           822,065           502,800
                                     ------------      ------------
  Balance - end of period            $  3,758,044      $    241,519

The accompanying notes are an integral part of these statements.

                           ESSEX CORPORATION
                           -----------------

               NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:    Fiscal Year

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. 1996 will be a 52-week fiscal year.

NOTE 2:    Net Income (Loss) Per Share

Net income (loss) per share has been calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock equivalents were excluded from the computation of primary earnings per share because their effect was immaterial. Fully diluted earnings per share were different from primary earnings per share in the first quarter of 1996 due to the consideration of the dilutive effect of the convertible debentures.

NOTE 3:    Accounts Receivable Financing

The Company has a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $1.5 million Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($677,000 at March 31, 1996 and $917,000 at December 31, 1995, approximately the maximum available based upon the eligible accounts receivable) constitute proceeds under the note which bears interest at an annual rate of prime plus 3% (total rate approximately 11.25% at March 31, 1996 and 11.50% at December 31, 1995). The Company must also pay certain administrative and commitment fees which are expected to be less than $1,000/month. This agreement expires November 1996.

This $1.5 million line of credit is secured by all accounts receivables and certain general intangibles (excluding patents).
The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions have been waived by the Bank in connection with the issuance of the Company's convertible debentures.

During the first quarter of 1995, the Company had a Purchase and Assignment Agreement (Agreement) regarding its accounts receivable with Capitol Resource Funding, Inc. (Capitol). Under the Agreement, Capitol would purchase certain of the Company's accounts receivable. The Company generally received 80% of the invoice amount at the time of purchase and the balance when the invoice was paid. The Company was charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice was paid.

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

                           ESSEX CORPORATION
                           -----------------

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

Also under the Agreement, the Company agreed to pay 20% not to exceed $250,000 from the net award or settlement from the lawsuit against a competitor described below. As this legal proceeding was concluded in the first quarter of 1996, the amount payable of $250,000 to the former landlord was expensed in this period and paid in April 1996.

Contingent amounts due, if any, are to be paid quarterly. The period for computation of such contingent payments ends December 2004. Through March 31, 1996, contingent amounts totalling approximately $241,000 have been earned, paid and charged against the accrual. The $599,000 total accrual as of March 31, 1996 is comprised of $40,000 to be paid ratably over the next 4 months, the $250,000 described above and the remaining contingent portion of $309,000 which is probable to be paid over the applicable consideration period.

Legal Proceeding
- ----------------
On March 28, 1996, the Company and a corporate defendant reached an out-of-court settlement of the Company's previously reported 1994 lawsuit pending in the United States District Court in Albuquerque, New Mexico. The express terms of the settlement, including terms regarding the confidentiality of the settlement, were definitized. Full payment was received by the Company on March 29, 1996. Under the terms of the settlement, the Company netted in 1996 approximately $2.2 million from this legal settlement after payment of contingent attorney's fees of $1,525,000 and related expenses in 1996 of $249,000. The Company had previously expensed approximately $384,000 in legal fees and related expenses in prior years.

NOTE 5:    Common Stock Offering; Warrants

In July 1995, the Company successfully completed a $2.5 million Stock Offering ("Offering"). The Company sold 25,000 Units for $2,500,000 and received such proceeds less offering costs. The net proceeds of approximately $2 million were recognized as increases to the common stock and contributions in excess of par value accounts. Through the Offering, the Company sold 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants (expiring June 30, 1998 and exercisable at $75.00 for 25 shares) to obtain an additional 625,000 new shares. Proceeds from the Offering have been used for general business purposes including,

                           ESSEX CORPORATION
                           -----------------

principally, development of commercial products. During the fiscal year ended December 31, 1995, approximately $1,254,000 ($204,601 in the first quarter of 1995 as shown in the statement of operations), was expended for ImSyn(Trade Mark) prototype development and $183,000 for parts inventory. A portion of the net proceeds ($241,000) was used to partially satisfy the contingent obligation to the landlord.

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

In connection with the issuance of the 10% Convertible Collateralized Debentures Due 2000, the Company has reserved approximately 400,000 shares of common stock for conversion. In addition, the Company has issued Warrants to the broker/dealer for 28,571 shares of common stock. The warrants are exercisable through December 1, 2000 at a price of $3.50 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 78,400 shares to the purchasers of the Debentures under essentially the same terms and conditions as the Warrants issued to the broker/dealer.

The Company has reserved approximately 1,307,000 shares of common stock in connection with the convertible debentures and the possible exercise of all such warrants.

NOTE 6:    Income Taxes

The Company was in a net operating loss (NOL) carryforward position for book and tax purposes through December 31, 1995. The Company expects to have book and taxable income in 1996. For book purposes, the Company has utilized available NOLs, principally those obtained in connection with a prior acquisition. The benefits obtained from the utilization of this acquisition-related NOL resulted in the elimination of all remaining acquisition-related goodwill ($204,000).

For income tax purposes, the Company expects to utilize available
NOLs to reduce its 1996 liability to the minimum per alternative minimum tax regulations. The components of the Company's provision for income taxes as of March 31, 1996 are as follows:

          Current Tax Provision
          ---------------------
              Federal            $   239,300
              State                   15,000
                                 -----------
                                 $   254,300
                                 ===========

The Company expects to have taxable income in 1996 and will utilize its NOL carryforwards to reduce the amounts payable to approximately $50,000. The balance of the provision for income taxes is attributable to the elimination of previously recorded goodwill
($204,000) from an earlier acquisition.

                           ESSEX CORPORATION
                           -----------------

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Essex Corporation is a diversified, technology-based company providing quality products and professional services to government and industry. Essex specializes in Human-Centered Systems Engineering(Service Mark) and Optoelectronic Engineering. The Company allocates its operations to the following business units.

   o   Systems Effectiveness Division (SED)
   o   Federal Systems Division (FSD)
   o   Commercial Products Division (CPD)

The discussion that follows speaks to the changes, where significant, that occurred in the business operations of the Company.

STATUS
- ------

The Company continues its efforts to complete development of its first ImSyn(Trade Mark) processor prototype. The Company began modest efforts on development of its first ImSyn(Trade Mark) processor prototype in late 1994 and full fledged work on such development in 1995. In accordance with generally accepted accounting principles governing such development expenses, costs of approximately $157,500 have been recognized through the Company's 1996 first quarter statement of operations as 1996 period expenses. Such expenses were $1,254,000 and $102,000 in fiscal years 1995 and 1994, respectively.

Additional funding is necessary for commercial products' inventory buildup, marketing and further development of commercial applications and products. As the Company works towards completion of the initial ImSyn(Trade Mark) prototype unit, it has begun work on initial units for inventory in anticipation of sales orders. Selling and marketing efforts are continuing as are product refinements and further product development. The Company also continues to work with its patent attorneys in obtaining domestic and international patents on proprietary technology. The Company initially plans to sell in magnetic resonance imaging (MRI) and advanced radar imaging markets. The Company issued $865,000 in the first quarter of 1996, and $535,000 in December 1995 (totalling $1.4 million) of 10% Convertible Collateralized Debentures. The net proceeds are being used for commercial product development, commercial inventory production and marketing.

On March 28, 1996, the Company and a corporate defendant reached an out-of-court settlement of the Company's previously reported 1994 lawsuit. Under the terms of the settlement, the Company netted in 1996 approximately $2.2 million from this legal settlement after payment of contingent attorney's fees $1,525,000 and related expenses in 1996 of $249,000. The Company had previously expensed approximately $384,000 in legal fees and related expenses in prior years.

As 1996 began, the Company continued to have a relatively high backlog of approximately $41.4 million. In the first quarter of 1996, the Company won or added approximately $2.8 million in new contract business. At March 31, 1996, the Company's contract backlog was $40.0 million ($6.7 million funded and $33.3 million unfunded). Included in this backlog are

                           ESSEX CORPORATION
                           -----------------

two contracts with remaining values of $470,000 for delivery of optoelectronic processors utilizing ImSyn(Trade Mark) technology and related services to U.S. Government end users and one contract with a remaining value of $480,000 for government-sponsored research utilizing an ImSyn(Trade Mark) unit in synthetic aperture microscope applications.

Funded contract backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded contract backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, open purchase orders and indefinite quantity contracts). The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8% before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this contract backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in this total backlog of approximately $40 million is approximately:
$35 million (88%) in cost-plus-fee type contracts; $3 million (7%) in time and material and $2 million (5%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Company is generally providing labor-based services and therefore does not normally accumulate or stock inventory. The Company utilizes the percentage-of-completion method of accounting for revenue recognition. Anticipated losses, if any, are recognized as soon as they become known.

A.  REVENUE
    -------

The Company's revenues for the first thirteen weeks of 1996 totaled $4,245,000, which was $1,218,000 or 40% higher than the $3,027,000 reported during the same period in 1995. FSD revenues were higher by approximately $1.2 million (73%) in the first quarter of 1996 as compared to 1995. In FSD, revenues on the new U.S. Navy contract to provide manufacturing and technical support for weapons systems and associated materials were $583,000 in the first quarter of 1996. There were also revenues in the first quarter of 1996 of approximately $350,000 in FSD on new optoelectronic processor programs for government customers. There was also an expanded level of activity in the Company's work for Motorola, Inc. which produced revenues of approximately $630,000 in the 1996 first quarter compared to $450,000 in the same period in 1995.

Revenues were comparable between the quarterly periods in the SED operation and no significant revenues were produced in the quarterly periods by the CPD operations.

B.  INCOME
    ------

The Company had net income in the first quarter of 1996 of $1,071,000 or $0.30 per share (primary) as compared to a net loss of $318,000 or $0.15 per share in the same quarterly period of 1995. The net income in 1996 resulted from the gain on settlement of lawsuit (approximately $1,972,000 net of $254,000 of income taxes, or $0.55 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). Excluding these items, results from operations would have produced a net loss of $651,000 or $0.18 per share in the first quarter of 1996 compared with a net loss of $318,000 or $0.15 per share in the same

                           ESSEX CORPORATION
                           -----------------

period in 1995. The primary earnings (loss) per share results are computed on weighted average shares outstanding of 3,593,000 in 1996 compared to 2,061,000 in 1995.

While total direct costs have remained fairly proportional as a percentage of revenues (68% in 1996 and 66% in 1995), there has been a significant increase in other direct costs as such costs rose as a percentage of revenue from 17% ($503,000) in 1995 to 22% ($949,000) in 1996 and a decrease in direct labor and related expenses as a percentage of revenues (from 49% in 1995 to 46% in 1996). The increase in other direct costs as a percentage of revenue is primarily due to increased material purchases on contract work that was scheduled for 1995 but was delayed into early 1996. The Company generally receives a smaller markup and profit recovery from revenues generated by other direct costs.

The Company continues to incur expenses in connection with the development of the ImSyn(Trade Mark) prototype. Such expenses were $157,500 in the first quarter of 1996 and $204,601 in the first quarter of 1995. The Company expensed $1,254,000 and $102,000 in fiscal years 1995 and 1994, respectively. The Company expects that this initial development phase will be completed during 1996.

In addition to the prototype development expenditures, the Commercial Products Division is incurring expenses for staffing and support costs for marketing, advertising, administrative and engineering. Such expenditures were approximately $300,000 greater in the first quarter of 1996 as compared to the same period in 1995. The Company made a contract reserve provision of $250,000 in the first quarter of 1996. The completion status of a fixed-price contract to deliver an optoelectronic correlator has been negatively impacted by design and specification changes which are not expected to be recoverable under the $729,000 Small Business Innovative Research contract. These matters primarily account for the increased operating loss between the quarterly periods.

The Company and a corporate defendant reached an out-of-court settlement. Under the terms of the Settlement Agreement, the Company recognized a gain of approximately $2.2 million after payment of contingent attorney's fees of $1,525,000 and related expenses of $249,000. The Company had expensed in prior years approximately $385,000 in connection with this lawsuit. In addition, the Company recognized an expense of $250,000 as part of the previously concluded rent dispute with its former landlord. The Company was liable for such a payment upon successful conclusion of the previously described lawsuit.

In 1996, the Company's interest costs increased due to the issuance of $1.4 million of 10% convertible debentures. Total interest costs were $46,000 in 1996 compared to $23,000 in 1995.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first quarter of 1995. In the first quarter of 1996, the Company recorded a book income tax expense, although lower than at statutory rates. The Company expects to have taxable income in 1996 and will utilize its NOL carryforwards to reduce the amounts payable to approximately $50,000. The balance of the provision for income taxes is attributable to the elimination of previously recorded goodwill ($204,000) from an earlier acquisition.

                           ESSEX CORPORATION
                           -----------------

C.  FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
    -----------------------------------------------------

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                             SELECTED FINANCIAL DATA ($ Thousands)

                                           AS OF

                        March 31,      December 31,      March 26,
                          1996             1995            1995
                      -----------      ------------    ------------
Total Assets          $     8,767      $      6,351    $      4,332

Working Capital       $     2,524      $        327    $       (155)

Current Ratio              1.65:1            1.09:1          0.93:1

Current and Long-Term
 Debt                 $       293      $        313    $        373

Current and Long-Term
  Capital Leases              269               291              --
Bank Note Payable/            677               917              --
  Accounts Receivable
   Financing                   --                --             595
10% Convertible
 Debentures Due 2000        1,400               535              --
                      -----------      ------------    ------------
  Total Debt/
   Financing          $     2,639      $      2,056    $        968
                      ===========      ============    ============

Stockholders' Equity  $     3,131      $      1,960    $      1,466


The Company experienced an improvement in its working capital dollars and ratio due to receipt of the net proceeds of $2.2 million from the lawsuit settlement. The stockholders' equity increased by approximately $1.1 million from the 1996 first quarter net income.

The net cash provided by operations was approximately $2.5 million and primarily resulted from the $1.1 million net income (including the lawsuit gain) and collections of accounts receivables of approximately $183,000. Other significant first quarter 1996 non cash items were the $250,000 provision for contract reserves and the net increase in the accrued lease settlement of $220,000. Such items are expected to result in uses of cash in future quarters of 1996.

Under the settlement agreement reached with the landlord, certain payments are to be spread over future periods or are triggered only by other future cash inflows. There is a $40,000 balance payable ratably through July 1996. The $250,000 payment generated by the gain from lawsuit settlement was made in April 1996. The remaining contingent portions of the landlord settlement obligation (which have been accrued and expensed in prior years), of which $309,000 exists after March 31, 1996, are not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable.

                           ESSEX CORPORATION
                           -----------------
The Company has an accounts receivable financing arrangement with a local bank. The current loan arrangement provides for a line of credit up to $1,500,000 for financing at the bank's prime rate plus 3%. The Company can utilize certain accounts receivable and obtain a percentage advance as a loan under the financing arrangement. At March 31, 1996, the funds advanced were $677,000, the maximum available based upon the eligible accounts receivable. The current arrangement extends through November 30, 1996. These borrowings were repaid on April 1, 1996 and there are no borrowings outstanding.

The line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain operating restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions have been waived by the Bank in connection with the issuance of the Company's convertible debentures.

In 1996, the Company plans to make significant expenditures for commercial product inventory, commercial marketing and certain capital expenditures. The Company expended $87,000 for inventory in the first quarter of 1996. The Company purchased $43,000 of property and equipment, mostly computers and other special equipment, through direct cash purchase during the first quarter of 1996. The Company further acquired approximately $60,000 of similar equipment under capital leases having terms which generally spread out monthly payments from twelve to thirty-six months. The Company intends to utilize leasing arrangements to finance capital expenditures to the extent practical. The Company may sell certain assets which are underutilized or not part of its mainstream operations; there are, however, no definitive arrangements for any such sale. The Company has stock warrants outstanding with potential cash proceeds of $1.9 million which became callable for exercise beginning April 1, 1996 upon certain conditions, such as when the last price of the Company's common stock exceeds $5 per share for 10 consecutive trading days. The Company believes that its anticipated needs for working capital will be adequately met by the combination of its projected cash flow from its 1996 operations, utilization of available credit from its secured asset lending agreement and access to public and private financing markets.

                           ESSEX CORPORATION
                           -----------------

                      PART II - OTHER INFORMATION
                      ---------------------------

Item 6.    Exhibits and Report on Form 8-K.

    (a)    Exhibits

           (i)  Exhibit 27 - Financial Data Schedule
           27.1   Financial Data Schedule

    (b)    Reports on Form 8-K

           None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 ESSEX CORPORATION
                                    (Registrant)



Date:  14 May 1996                Joseph R. Kurry, Jr.
                               -------------------------
                                  Joseph R. Kurry, Jr.
              Vice President, Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)