Form 10QSB
period 1996-06-30
ESSEX CORPORATION
filed 1996-07-30
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.


                         Commission File Number 0-10772


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

Issuer's telephone number, including area code: (301) 939-7000


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X       NO

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.
                                                                  Outstanding
                Class                                          at June 30, 1996
                -----                                          ----------------
Common Stock, par value $0.10 per share                            3,624,098

                                ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION


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

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                              June 30,                December 31,
                                                                                1996                      1995
                                                                             (unaudited)                (audited)
     ASSETS                                                             --------------------      --------------------
Current Assets
  Cash                                                                  $          2,550,101      $            822,065
  Accounts receivable, net                                                         1,777,290                 2,655,046
  Inventory                                                                          320,985                   183,421
  Prepayments and other current assets                                               125,023                   146,183
                                                                        --------------------      --------------------
                                                                                   4,773,399                 3,806,715
                                                                        --------------------      --------------------


Property and Equipment
  Land                                                                               195,175                   195,175
  Buildings and improvements                                                       1,628,404                 1,622,255
  Production and special equipment                                                 2,078,961                 1,908,586
  Furniture and equipment                                                          1,450,583                 1,427,125
                                                                        --------------------      --------------------
                                                                                   5,353,123                 5,153,141
  Accumulated depreciation and amortization                                       (3,334,719)               (3,060,370)
                                                                        --------------------      --------------------
                                                                                   2,018,404                 2,092,771
                                                                        --------------------      --------------------

Other Assets
  Goodwill                                                                                --                   204,299
  Patents, net                                                                       149,659                   175,226
  Deferred debenture financing                                                       117,969                    21,470
  Other                                                                               63,567                    50,057
                                                                        --------------------      --------------------
                                                                                     331,195                   451,052
                                                                        --------------------      --------------------

TOTAL ASSETS                                                            $          7,122,998      $          6,350,538
- ------------                                                            ====================      ====================


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS

                                                                              June 30,                December 31,
                                                                                1996                      1995
                                                                             (unaudited)                (audited)
     LIABILITIES AND STOCKHOLDERS' EQUITY                               --------------------       --------------------

Current Liabilities
  Current portion of Industrial Revenue Bond                            $             80,001       $             80,001
  Current portion of capital leases                                                  103,832                    148,351
  Bank line of credit                                                                677,000                    917,010
  Accounts payable                                                                   324,330                    770,614
  Accrued wages and vacation                                                         468,501                    392,372
  Accrued retirement contribution                                                    101,931                    144,500
  Accrued lease settlement                                                           308,832                    378,941
  Other accrued expenses                                                             685,922                    647,834
                                                                        --------------------       --------------------
                                                                                   2,750,349                  3,479,623


Long-term Debt
  Industrial Revenue Bond, net of current portion                                    193,319                    233,320
  10% Collateralized Convertible Debentures Due 2000                               1,400,000                    535,000
  Capital leases, net of current portion                                             164,654                    142,677
                                                                        --------------------       --------------------

    Total Liabilities                                                              4,508,322                  4,390,620
                                                                        --------------------       --------------------

Commitments and Contingencies (Note 6)

Stockholders' Equity
  Common stock, $0.10 par value; 10 million shares
    authorized; 3,624,098 and 3,585,973 issued and
    outstanding for 1996 and 1995, respectively                                      362,410                    358,597
  Contributions in excess of par value                                             5,311,468                  5,214,966
  Retained deficit                                                                (3,059,202)                (3,613,645)
                                                                        --------------------       --------------------
                                                                                   2,614,676                  1,959,918
                                                                        --------------------       --------------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $          7,122,998       $          6,350,538
- --------------------                                                    ====================       ====================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 30, 1996 AND JUNE 25, 1995
                                                                                  1996                      1995
                                                                               (unaudited)               (unaudited)
Technical Services and Products:                                           ------------------        ------------------
  Revenues                                                                 $        6,420,915        $        6,064,807
  Direct costs                                                                     (4,129,427)               (3,925,883)
  Indirect costs                                                                   (2,083,978)               (1,953,496)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Income - Technical Services and Products                              192,510                   185,428
                                                                           ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                          1,223,267                   327,930
  Cost of goods sold and services provided                                         (1,146,259)                 (300,603)
  Manufacturing overhead                                                             (112,536)                       --
  Engineering and product development expenses                                       (341,255)                 (584,635)
  Selling, general and administrative expenses                                       (633,277)                 (278,490)
  Provision for contract reserves                                                    (265,000)                       --
                                                                           ------------------        ------------------

      Operating Loss - Optoelectronics Products and Services                       (1,275,060)                 (835,798)
                                                                           ------------------        ------------------

         Total Operating Loss                                                      (1,082,550)                 (650,370)

Gain on settlement of lawsuit/(expenses),
  net of related expenses of $1,773,578 in 1996                                     2,226,422                  (209,799)
Lease settlement                                                                     (250,000)                       --
Interest expense                                                                      (85,129)                  (43,092)
                                                                           ------------------        ------------------

Income (Loss) Before Income Taxes                                                     808,743                  (903,261)

  Provision for income taxes                                                         (254,300)                       --
                                                                           ------------------        ------------------

Net Income (Loss)                                                          $          554,443        $         (903,261)
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,608,628                 2,277,035
                                                                           ==================        ==================

Net Income (Loss) Per Share                                                $             0.15        $            (0.40)
                                                                           ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 30, 1996 AND JUNE 25, 1995
                                                                                  1996                      1995
                                                                               (unaudited)               (unaudited)
Technical Services and Products:                                           ------------------        ------------------
  Revenues                                                                 $        2,646,636        $        3,208,547
  Direct costs                                                                     (1,579,448)               (2,099,539)
  Indirect costs                                                                   (1,010,223)               (1,021,672)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Income - Technical Services and Products                               41,965                    87,336
                                                                           ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                            752,256                   156,965
  Cost of goods sold and services provided                                           (697,448)                 (137,754)
  Manufacturing overhead                                                              (56,352)                       --
  Engineering and product development expenses                                       (183,755)                 (380,034)
  Selling, general and administrative expenses                                       (318,289)                 (176,331)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Loss - Optoelectronic Products and Services                          (518,588)                 (537,154)
                                                                           ------------------        ------------------

         Total Operating Loss                                                        (476,623)                 (449,818)

Lawsuit prosecution expenses                                                               --                  (116,032)
Interest expense                                                                      (39,577)                  (19,683)
                                                                           ------------------        ------------------

Loss Before Income Taxes                                                             (516,200)                 (585,533)

  Benefit from income taxes                                                                --                        --
                                                                           ------------------        ------------------

Net Loss                                                                   $         (516,200)       $         (585,533)
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,624,081                 2,493,558
                                                                           ==================        ==================

Net Loss Per Share                                                         $            (0.14)       $            (0.24)
                                                                           ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 30, 1996 AND JUNE 25, 1995

                                                                                1996                1995
                                                                             (unaudited)         (unaudited)
Cash Flows From Operating Activities:                                      --------------      --------------
  Net Income (Loss)                                                        $      554,443      $     (903,261)
  Adjustments to reconcile Net Income (Loss) to Net Cash
  Provided By (Used In) Operating Activities:


   Depreciation and amortization                                                  329,670             159,534
   Provision for contract reserves                                                280,000                  --
   Gain on sale/retirement of fixed assets                                           (850)            (11,328)


  Change in Assets and Liabilities:
   Accounts receivable                                                            597,756            (562,950)
   Inventory                                                                     (137,564)                 --
   Refundable income taxes                                                             --              18,600
   Prepayments and other assets                                                     5,934             (54,905)
   Goodwill                                                                       204,299                  --
   Accounts payable                                                              (446,284)           (107,059)
   Accrued lease settlement                                                       (70,109)            (95,538)
   Other liabilities                                                               71,648             365,583
                                                                           --------------      --------------


  Net Cash Provided By (Used In) Operating Activities                           1,388,943          (1,191,324)
                                                                           --------------      --------------


Cash Flows From Investing Activities:
  Purchases of property and equipment                                            (100,412)           (204,694)
  Proceeds from sale of fixed assets                                                  850              18,069
                                                                           --------------      --------------


  Net Cash Used In Investing Activities                                           (99,562)           (186,625)
                                                                           --------------      --------------


Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net                                        (240,010)                 --
  Repayment of long-term debt                                                     (40,001)            (40,001)
  Sale of common stock                                                                 --           1,474,000
  Stock offering costs                                                                 --            (222,785)
  Proceeds from exercises of stock options and warrants                           100,315                  --
  Issuance of convertible debentures, net of financing costs                      756,614                  --
  Payment of capital lease obligations                                           (138,263)                 --
                                                                           --------------      --------------


  Net Cash Provided By Financing Activities                                       438,655           1,211,214
                                                                           --------------      --------------


Cash and Cash Equivalents
   Net increase (decrease)                                                      1,728,036            (166,735)
   Balance - beginning of period                                                  822,065             502,800
                                                                           --------------      --------------
   Balance - end of period                                                 $    2,550,101      $      336,065
                                                                           ==============      ==============

The accompanying notes are an integral part of these statements.

                                        7

                                ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:       Fiscal Year

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. 1996 will be a 52-week fiscal year.

NOTE 2:       Net Income (Loss) Per Share

Net income (loss) per share has been calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock equivalents or other dilutive securities were excluded from the computation of net income (loss) per share because their effect was immaterial or anti-dilutive.

NOTE 3:       Accounts Receivable Financing

The Company has a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $1.5 million Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($677,000 at June 30, 1996 and $917,000 at December 31, 1995) constitute proceeds under the note which bears interest at an annual rate of prime plus 1.5% (total rate approximately 9.75% at June 30, 1996; previously was prime plus 3% totaling 11.50% at December 31, 1995). The Company must also pay certain administrative and commitment fees which are expected to be less than $500/month. This agreement was revised in June 1996 and extended through May 1997.

This $1.5 million line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions were waived by the Bank in connection with the issuance of the Company's convertible debentures.

During the first half of 1995, the Company had a Purchase and Assignment Agreement (Agreement) regarding its accounts receivable with Capitol Resource Funding, Inc. (Capitol). Under the Agreement, Capitol would purchase certain of the Company's accounts receivable. The Company generally received 80% of the invoice amount at the time of purchase and the balance when the invoice was paid. The Company was charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice was paid.

NOTE 4:       Commitments and Contingencies

Lease Settlement
Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company agreed to make deferred rent cash payments of $250,000; contingent rent payments up to $550,000 from future earnings and/or proceeds from common stock sales or asset sales; an additional contingent payment up to $250,000 from any net proceeds awarded from settlement of an outstanding lawsuit; and issued an option to purchase up to 125,000 shares of the Company's stock at an exercise price (subject to

                                ESSEX CORPORATION

adjustment) of $2 per share. The option is exercisable through December 31, 2004 and has certain registration rights upon exercise of the option. The landlord released the Company from outstanding and future rent or other obligations arising from the leases.

Since July 1994, the Company has made the deferred cash rent payments over 25 months at $10,000/month. As additional rent, the Company is obligated to make contingent cash payments of 25% of future earnings (as defined) or 10-15% of the net proceeds from the sale of common stock or operating assets, the total of such payments not to exceed $550,000. Prior to 1995, the Company expensed $800,000 toward amounts potentially due under the above terms of this Agreement and recognized a $35,000 expense for the estimated value of the option.

The contingent amounts due, if any, are to be paid quarterly. The period for computation of such contingent payments ends December 2004. Through June 30, 1996, contingent amounts totalling approximately $241,000 have been earned, paid and charged against the accrual. The $309,000 accrual as of June 30, 1996 represents the remaining contingent portion which is probable to be paid over the applicable consideration period.

Per the Agreement, the Company agreed to pay 20% not to exceed $250,000 from the settlement from the lawsuit described below. As this legal proceeding was concluded in the first quarter of 1996, the amount payable of $250,000 to the former landlord was expensed in this period and paid in April 1996.

Legal Proceeding
On March 28, 1996, the Company and a corporate defendant reached an out-of-court settlement of the Company's previously reported 1994 lawsuit pending in the United States District Court in Albuquerque, New Mexico. The express terms of the settlement, including terms regarding the confidentiality of the settlement, were definitized. Full payment was received by the Company on March 29, 1996. Under the terms of the settlement, the Company netted in 1996 approximately $2.2 million from this legal settlement after payment of contingent attorney's fees of $1,525,000 and related expenses in 1996 of $249,000. The Company had previously expensed approximately $384,000 in legal fees and related expenses in prior years.

NOTE 5:       Common Stock Offering; Warrants

In July 1995, the Company successfully completed a $2.5 million Stock Offering ("Offering"). The Company sold 25,000 Units for $2,500,000 and received such proceeds less offering costs. The net proceeds of approximately $2 million were recognized as increases to the common stock and contributions in excess of par value accounts. Through the Offering, the Company sold 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants (expiring June 30, 1998 and exercisable at $75.00 for 25 shares) to obtain an additional 625,000 new shares. Proceeds from the Offering have been used for general business purposes including, principally, development of commercial products. During the fiscal year ended December 31, 1995, approximately $1,254,000 ($585,000 in the first half of 1995 as shown in the statement of operations), was expended for ImSyn(TM) prototype development and $183,000 for inventory. A portion of the net proceeds ($241,000) was used to partially satisfy the contingent obligation to the landlord.

                               ESSEX CORPORATION

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

NOTE 6:       Income Taxes

The Company was in a net operating loss (NOL) carryforward position for book and tax purposes through December 31, 1995. The Company may have book and taxable income in 1996. For book purposes, the Company has utilized available NOLs, principally those obtained in connection with a prior acquisition. The benefits obtained from the utilization of this acquisition-related NOL resulted in the elimination of all remaining acquisition-related goodwill ($204,000).

For income tax purposes, the Company expects to utilize available NOLs to reduce its 1996 Federal and state tax liability per various tax regulations to the minimum, which the Company estimates to be approximately $50,000. The components of the Company's provision for income taxes as of June 30, 1996 are as follows:

              Current Tax Provision

                    Federal                 $     239,300
                    State                          15,000
                                            -------------
                                            $     254,300

The Company will utilize its NOL carryforwards to reduce taxable income in 1996 and the amounts payable to approximately $50,000. The balance of the provision for income taxes is attributable to the elimination of previously recorded goodwill ($204,000) from an earlier acquisition.

                                ESSEX CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Essex Corporation is a diversified, technology-based company providing quality products and professional services to government and industry. Essex has determined that it operates in two business segments: Technical Services and Products; and Optoelectronic Products and Services. The Company allocates its operations to the following business units.

     o   Systems Effectiveness Division (SED)
     o   Federal Systems Division (FSD)
     o   Commercial Products Division (CPD)

SED operates in the Technical Services and Products segment; CPD operates in the Optoelectronics Products and Services segment; and FSD operates in both segments.

Except for historical information, statements in this Management's Discussion and Analysis or Plan of Operation section are forward-looking. Actual results may differ materially due to a variety of factors, including the results of product development and commercialization of new products, the Company's ability to obtain and retain contracts and customers, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

STATUS

Optoelectronic Products and Services

The Company began modest efforts on development of its first ImSyn(TM) processor prototype in late 1994 and full fledged work on such development in 1995. As of June 30, 1996, the Company completed initial development of its first ImSyn(TM) processor prototype. The Company initially plans to sell in advanced radar imaging and magnetic resonance imaging (MRI) markets. The Company has ongoing efforts for further product development and applications engineering. In accordance with generally accepted accounting principles governing such engineering and development expenses, costs of approximately $184,000 and $341,000 for the 1996 second quarter and first half, respectively, have been recognized through the Company's statements of operations as 1996 period expenses. Such expenses were $1,254,000 and $102,000 in full fiscal years 1995 and 1994, respectively.

Selling and marketing efforts are continuing as are product refinements and further product development. Additional funding is necessary for commercial products' inventory buildup, marketing and further development of commercial applications and products. In order to partially fund such requirements, the Company issued $865,000 in the first quarter of 1996, and $535,000 in December 1995 (totalling $1.4 million) of 10% Convertible Collateralized Debentures. The net proceeds are being used for commercial product development, commercial inventory production and marketing.

                                ESSEX CORPORATION

At June 30, 1996, the Optoelectronic Products and Services segment has a small initial backlog of approximately $1 million which is comprised primarily of fixed-price contracts. There are two contracts included in this backlog with remaining values of $466,000 for delivery of optoelectronic processors utilizing ImSyn(TM) technology and related services to U.S. Government end users and one contract with a remaining value of $380,000 for government-sponsored research utilizing an ImSyn(TM) unit in synthetic aperture microscope applications.

Technical Services and Products

At June 30, 1996, the Technical Services and Products contract backlog was $37.0 million ($5.3 million funded and $31.7 million unfunded). Funded contract backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded contract backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, open purchase orders and indefinite quantity contracts). The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8% before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this contract backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in this total backlog of approximately $37 million is approximately: $33.6 million (91%) in cost-plus-fee type contracts; $2.5 million (7%) in time and material and $900,000 (2%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Technical Services and Products segment is generally providing labor-based services and therefore does not normally accumulate or stock inventory. The percentage-of-completion method of accounting is utilized for revenue recognition. Anticipated losses, if any, are recognized as soon as they become known.

Corporate Matters

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

OPERATING RESULTS

Technical Services and Products:

Revenue

This segment's revenues for the first twenty-six weeks of 1996 totaled $6,421,000, which was $356,000 or 6% higher than the $6,065,000 reported during the same period in 1995. The increase in revenues was primarily attributable to a new U.S. Navy contract to provide manufacturing and technical support for weapons systems and associated materials.

                                ESSEX CORPORATION

Revenues for the 1996 second quarter were $2,647,000, a decline of $562,000 or 18% from the second quarter of 1995. This segment is experiencing a slowdown in receipt of new awards and funding on existing contracts with U.S. government customers. This slowdown is likely to continue as these customers deal with budgetary matters and election year issues.

Income

This segment had operating income in the first twenty-six weeks of $193,000 (3% gross profit) and $185,000 (3.1% gross profit) in 1996 and 1995, respectively.

Direct costs have remained fairly proportional as a percentage of revenues (64.3% in the first twenty-six weeks of 1996 and 64.7% for the same period in 1995). There has been a significant increase in 1996 compared to 1995 in other direct costs (such as materials and subcontracts) and a decrease in direct labor and related expenses. The increase in other direct costs is primarily due to increased material purchases on contract work in the first half of 1996. The Company generally receives a smaller gross profit from revenues generated by other direct costs.

Optoelectronic Products and Services:

     Revenues

This segments' revenues for the first half of 1996 totaled $1,223,000 as compared to $328,000 in the same period of 1995. During 1995, significant resources were devoted to initial prototype development. Sales orders and work on such orders was limited in 1995 due to the status of such development. In 1996, work on two contracts is being performed and components are being assembled for delivery of an optoelectronic processor on each contract using
ImSyn(TM) technology together with related services. Work is also being performed on another contract for government-sponsored research and development of the Company's proprietary synthetic aperture microscope technology. This technology will utilize the ImSyn(TM) unit.

Income

This segment had an operating loss of $1,275,000 in the first half of 1996 as compared to an operating loss of $836,000 in the same period of 1995. Initial revenues are comprised primarily of services provided. The cost of goods sold is a relatively high percentage of such revenues (93.7% in 1996 and 91.7% in 1995) as there is a small gross margin on service revenues.

Beginning January 1, 1996, this segment began to establish a manufacturing operation for optoelectronic products. As the manufacturing operation is in start up phase, manufacturing overhead is underabsorbed. Such additional expense was $113,000 in the first half of 1996.

The Company incurred expenses in connection with the development of the initial ImSyn(TM) prototype and further product development and applications engineering. Such expenses were $341,000 in the first twenty-six weeks of 1996 and $585,000 in the same period of 1995. The Company expensed $1,254,000 and $102,000 in full fiscal years 1995 and 1994, respectively.

                                ESSEX CORPORATION

In addition to the engineering and product development expenditures, this segment is increasing expenditures for selling, general and administrative expenses in order to achieve initial market penetration. Such expenditures were $633,000 and were over twice as large in the first twenty-six weeks of 1996 as the $278,000 expended in the same period in 1995.

The Company made a contract reserve provision of $265,000 in the first half of 1996. The completion status of a fixed-price contract to deliver an optoelectronic correlator has been negatively impacted by design and specification changes which are not expected to be recoverable under the $729,000 Small Business Innovative Research contract.

Corporate Matters

Total revenues were $7,644,000 in the first half of 1996, an increase of $1,251,000 or 20% over the $6,393,000 in the first half of 1995. The net income in 1996 resulted from the gain on settlement of lawsuit (approximately $1,972,000 net of $254,000 of income taxes, or $0.55 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). Excluding these items, results from total operations would have produced a net loss of $1,168,000 or $0.33 per share in the first twenty-six weeks of 1996 compared with a net loss of $903,000 or $0.40 per share in the same period in 1995. The income (loss) per share results are computed on weighted average shares outstanding of 3,609,000 in 1996 compared to 2,277,000 in 1995. For the second quarter of 1996, the Company is reporting a net loss of $516,000 or $0.14 per share, as compared to a net loss of $586,000 or $0.24 per share reported in the second quarter of 1995. The net loss in the 1996 quarterly period is also computed on a higher number of outstanding shares (3,624,000) as compared to the 1995 period (2,494,000).

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

In 1996, the Company's interest costs increased due to the issuance of $1.4 million of 10% convertible debentures. Total interest costs were $85,000 in the first half of 1996 compared to $43,000 in the same period of 1995.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first half of 1995. In the first half of 1996, the Company recorded a book income tax expense, although lower than at statutory rates. The Company will utilize its NOL carryforwards to reduce taxable income in 1996 and the amounts payable to approximately $50,000. The balance of the provision for income taxes is attributable to the elimination of previously recorded goodwill ($204,000) from an earlier acquisition.

                                ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                   SELECTED FINANCIAL DATA ($ Thousands)
                                                                               AS OF
                                                       June 30,         December 31,            June 25,
                                                         1996                1995                 1995
                                                   ----------------     ---------------      --------------
Total Assets                                       $          7,123     $         6,351      $        4,488

Working Capital                                    $          2,023     $           327      $         (191)

Current Ratio                                                1.74:1              1.09:1              0.92:1

Current and Long-Term Debt                         $            273     $           313      $          353
Current and Long-Term
     Capital Leases                                             269                 291                  --
Bank Note Payable/                                              677                 917                  --
     Accounts Receivable Financing                               --                  --                 146
10% Convertible Debentures Due 2000                           1,400                 535                  --
                                                   ----------------     ---------------      --------------
     Total Debt/Financing                          $          2,619     $         2,056      $          499
                                                   ================     ===============      ==============

Stockholders' Equity                               $          2,615     $         1,960      $        1,485

In 1996, the Company experienced an improvement in its working capital dollars and ratio due primarily to receipt of the net proceeds of $2.2 million from the lawsuit settlement. The stockholders' equity increased by approximately $550,000 from the 1996 first half net income.

The net cash provided by operations was approximately $1.4 million and primarily resulted from the $550,000 net income (including the lawsuit gain) and collections of accounts receivables of approximately $600,000. A significant first half 1996 non cash item was the $280,000 provision for contract reserves. This item is expected to result in uses of cash in future quarters of 1996.

Under the settlement agreement reached with the landlord, certain payments are triggered only by other future cash inflows. The remaining $309,000 contingent portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable.

The Company has an accounts receivable financing arrangement with a local bank. The current loan arrangement provides for a line of credit up to $1,500,000 for financing at the bank's prime rate plus 1.5%. The Company can utilize certain accounts receivable and obtain a percentage advance as a loan under the financing arrangement. At June 30, 1996, the funds advanced were $677,000. The current arrangement extends through May 31, 1997. These borrowings were repaid on July 1, 1996 and there are no borrowings outstanding.

                                ESSEX CORPORATION

The line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain operating restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions have been waived by the Bank in connection with the issuance of the Company's convertible debentures.

In 1996, the Company plans to make significant expenditures for commercial product inventory, commercial marketing and certain capital expenditures. The Company expended $138,000 for inventory in the first half of 1996. The Company purchased $100,000 of property and equipment, mostly computers and other special equipment, through direct cash purchase during the first half of 1996. The Company further acquired approximately $116,000 of similar equipment under capital leases having terms which generally spread out monthly payments from twelve to thirty-six months. The Company intends to utilize leasing arrangements to finance capital expenditures to the extent practical. The Company may sell certain assets which are underutilized or not part of its mainstream operations; there are, however, no definitive arrangements for any such sale. The Company has stock warrants outstanding with potential cash proceeds of $1.9 million which became callable for exercise beginning April 1, 1996 upon certain conditions, such as when the last price of the Company's common stock exceeds $5 per share for 10 consecutive trading days. The Company believes that its anticipated needs for working capital will be adequately met by the combination of its projected cash flow from its 1996 operations, utilization of available credit from its secured asset lending agreement and access to public and private financing markets.

                                ESSEX CORPORATION
                           PART II - OTHER INFORMATION


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

                                ESSEX CORPORATION
                                  (Registrant)




Date: 30 July 1996          /s/ Joseph R. Kurry, Jr.
                            ------------------------
                              Joseph R. Kurry, Jr.
              Vice President, Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)