Form 10QSB
period 1996-09-29
ESSEX CORPORATION
filed 1996-10-24
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1996.


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

YES       X       NO

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.
                                                              OUTSTANDING AT
                CLASS                                       SEPTEMBER 29, 1996
                -----                                       ------------------
Common Stock, par value $0.10 per share                           3,624,098

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

                                ESSEX CORPORATION

                                 BALANCE SHEETS

                                                                            September 29,             December 31,
                                                                                1996                      1995
                                                                             (unaudited)                (audited)
     ASSETS

CURRENT ASSETS
  Cash                                                                  $          1,787,670      $            822,065
  Accounts receivable, net                                                         1,694,311                 2,655,046
  Inventory                                                                          290,239                   183,421
  Prepayments and other current assets                                               150,953                   146,183
                                                                        --------------------      --------------------
                                                                                   3,923,173                 3,806,715
                                                                        --------------------      --------------------


PROPERTY AND EQUIPMENT
  Land                                                                               195,175                   195,175
  Buildings and improvements                                                       1,628,404                 1,622,255
  Production and special equipment                                                 2,018,065                 1,908,586
  Furniture and equipment                                                          1,432,168                 1,427,125
                                                                        --------------------      --------------------
                                                                                   5,273,812                 5,153,141
  Accumulated depreciation and amortization                                       (3,328,284)               (3,060,370)
                                                                        --------------------      --------------------
                                                                                   1,945,528                 2,092,771
                                                                        --------------------      --------------------

OTHER ASSETS
  Goodwill                                                                           159,439                   204,299
  Patents, net                                                                       168,609                   175,226
  Deferred debenture financing                                                       111,416                    21,470
  Other                                                                               64,764                    50,057
                                                                        --------------------      --------------------
                                                                                     504,228                   451,052
                                                                        --------------------      --------------------

TOTAL ASSETS                                                            $          6,372,929      $          6,350,538
------------                                                            ====================      ====================



The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS

                                                                            September 29,             December 31,
                                                                                1996                      1995
                                                                             (unaudited)                (audited)
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of Industrial Revenue Bond                            $             80,001       $             80,001
  Current portion of capital leases                                                  103,833                    148,351
  Bank line of credit                                                                400,000                    917,010
  Accounts payable                                                                   366,320                    770,614
  Accrued wages and vacation                                                         561,879                    392,372
  Accrued retirement contribution                                                    143,688                    144,500
  Accrued lease settlement                                                           308,832                    378,941
  Other accrued expenses                                                             624,811                    647,834
                                                                        --------------------       --------------------
                                                                                   2,589,364                  3,479,623


LONG-TERM DEBT
  Industrial Revenue Bond, net of current portion                                    173,319                    233,320
  10% Collateralized Convertible Debentures Due 2000                               1,400,000                    535,000
  Capital leases, net of current portion                                             136,448                    142,677
                                                                        --------------------       --------------------

    Total Liabilities                                                              4,299,131                  4,390,620
                                                                        --------------------       --------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par value; 10 million shares
    authorized; 3,624,098 and 3,585,973 issued and
    outstanding for 1996 and 1995, respectively                                      362,410                    358,597
  Contributions in excess of par value                                             5,311,468                  5,214,966
  Retained deficit                                                                (3,600,080)                (3,613,645)
                                                                        --------------------       --------------------
                                                                                   2,073,798                  1,959,918
                                                                        --------------------       --------------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $          6,372,929       $          6,350,538
--------------------                                                    ====================       ====================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995
                                                                                  1996                      1995
                                                                               (unaudited)               (unaudited)
Technical Services and Products:
  Revenues                                                                 $        9,503,046        $        9,386,639
  Direct costs                                                                     (6,039,183)               (6,169,206)
  Indirect costs                                                                   (3,299,043)               (2,946,223)
  Provision for contract reserves                                                     (30,000)                       --
                                                                           ------------------        ------------------

      Operating Income - Technical Services and Products                              134,820                   271,210
                                                                           ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                          1,087,487                   443,767
  Cost of goods sold and services provided                                           (979,456)                 (395,038)
  Manufacturing overhead                                                             (172,524)                       --
  Engineering and product development expenses                                       (684,604)               (1,009,001)
  Selling, general and administrative expenses                                       (944,266)                 (461,225)
  Provision for contract reserves                                                    (280,000)                       --
                                                                           ------------------        ------------------

      Operating Loss - Optoelectronics Products and Services                       (1,973,363)               (1,421,497)
                                                                           ------------------        ------------------

         Total Operating Loss                                                      (1,838,543)               (1,150,287)

Gain on settlement of lawsuit/(expenses),
  net of related expenses of $1,773,578 in 1996                                     2,226,422                  (251,055)
Lease settlement                                                                     (250,000)                       --
Interest expense                                                                     (124,314)                  (45,737)
                                                                           ------------------        ------------------

Income (Loss) Before Income Taxes                                                      13,565                (1,447,079)

  Provision for income taxes                                                               --                        --
                                                                           ------------------        ------------------

Net Income (Loss)                                                          $           13,565        $       (1,447,079)
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,613,787                 2,671,609
                                                                           ==================        ==================

Net Income (Loss) Per Share                                                $             0.00        $            (0.54)
                                                                           ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995
                                                                                  1996                      1995
                                                                               (unaudited)               (unaudited)
Technical Services and Products:
  Revenues                                                                 $        2,682,046        $        3,321,832
  Direct costs                                                                     (1,509,671)               (2,243,323)
  Indirect costs                                                                   (1,215,065)                 (992,727)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Income (Loss) - Technical Services
       and Products                                                                   (57,690)                   85,782
                                                                           ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                            264,305                   115,837
  Cost of goods sold and services provided                                           (233,282)                  (94,435)
  Manufacturing overhead                                                              (59,988)                       --
  Engineering and product development expenses                                       (343,349)                 (424,366)
  Selling, general and administrative expenses                                       (310,989)                 (182,734)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Loss - Optoelectronic Products and Services                          (698,303)                 (585,698)
                                                                           ------------------        ------------------

         Total Operating Loss                                                        (755,993)                 (499,916)

Lawsuit prosecution expenses                                                               --                   (41,256)
Interest expense                                                                      (39,185)                   (2,645)
                                                                           ------------------        ------------------

Loss Before Income Taxes                                                             (795,178)                 (543,817)

  Benefit from income taxes                                                           254,300                        --
                                                                           ------------------        ------------------

Net Loss                                                                   $         (540,878)       $         (543,817)
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,624,098                 3,460,759
                                                                           ==================        ==================

Net Loss Per Share                                                         $            (0.15)       $            (0.16)
                                                                           ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995

                                                                                1996                 1995
                                                                             (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                        $       13,565      $   (1,447,079)
  Adjustments to reconcile Net Income (Loss) to Net Cash
  Provided By (Used In) Operating Activities:


   Depreciation and amortization                                                  499,407             279,324
   Stock award                                                                         --              36,960
   Provision for contract reserves                                                310,000                  --
   Gain on sale of fixed assets                                                    (6,727)            (11,801)


  Change in Assets and Liabilities:
   Accounts receivable                                                            650,735            (948,097)
   Inventory                                                                     (106,818)                 --
   Refundable income taxes                                                             --              18,600
   Prepayments and other assets                                                   (42,690)            (90,129)
   Accounts payable                                                              (404,294)            (26,039)
   Accrued lease settlement                                                       (70,109)           (187,809)
   Other liabilities                                                              145,672             214,334
                                                                           --------------      --------------


  Net Cash Provided By (Used In) Operating Activities                             988,741          (2,161,736)
                                                                           --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (158,057)           (220,647)
  Proceeds from sale of fixed assets                                               21,473              18,542
                                                                           --------------      --------------


  Net Cash Used In Investing Activities                                          (136,584)           (202,105)
                                                                           --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term borrowings, net                                        (517,010)                 --
  Repayment of long-term debt                                                     (60,001)            (60,002)
  Sale of common stock                                                                 --           2,500,000
  Stock offering costs                                                                 --            (286,952)
  Proceeds from exercises of stock options and warrants                           100,315                  --
  Issuance of convertible debentures, net of financing costs                      756,614                  --
  Payment of capital lease obligations                                           (166,470)           (111,249)
                                                                           --------------      --------------


  Net Cash Provided By Financing Activities                                       113,448           2,041,797
                                                                           --------------      --------------


CASH AND CASH EQUIVALENTS
   Net increase (decrease)                                                        965,605            (322,044)
   Balance - beginning of period                                                  822,065             502,800
                                                                           --------------      --------------
   Balance - end of period                                                 $    1,787,670      $      180,756
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

NOTE 3:       Accounts Receivable Financing

In 1996, the Company has a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $1.5 million Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($400,000 at September 29, 1996 and $917,000 at December 31, 1995) constitute proceeds under the note which bears interest at an annual rate of prime plus 1.5% (total rate approximately 9.75% at September 29, 1996; previously was prime plus 3% totaling 11.50% at December 31, 1995). The Company must also pay certain administrative and commitment fees which are expected to be less than $500/month. This agreement was revised in June 1996 and extended through May 1997.

This $1.5 million line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions were waived by the Bank in connection with the issuance of the Company's convertible debentures.

In 1995, the Company had a Purchase and Assignment Agreement (Agreement) regarding its accounts receivable with Capitol Resource Funding, Inc. (Capitol). Under the Agreement, Capitol would purchase certain of the Company's accounts receivable. The Company generally received 80% of the invoice amount at the time of purchase and the balance when the invoice was paid. The Company was charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice was paid.

NOTE 4:       Commitments and Contingencies

LEASE SETTLEMENT
Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company agreed to make deferred rent cash payments of $250,000; contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets, the total of such payments not to exceed $550,000; an additional contingent payment up to $250,000 from any net proceeds awarded from settlement of an outstanding lawsuit; and issued an option to purchase up to

                                ESSEX CORPORATION

125,000 shares of the Company's stock at an exercise price (subject to adjustment) of $2 per share. The option is exercisable through December 31, 2004 and has certain registration rights upon exercise of the option. The landlord released the Company from outstanding and future rent or other obligations arising from the leases. Prior to 1995, the Company expensed $800,000 toward amounts potentially due under the above terms of this Agreement and recognized a $35,000 expense for the estimated value of the option.

The Company has made the deferred rent cash payments of $250,000. The contingent amounts due, if any, are to be paid quarterly. The period for computation of such contingent payments ends December 2004. Through September 29, 1996, contingent amounts totaling approximately $241,000 have been earned, paid and charged against the accrual. The $309,000 accrual as of September 29, 1996 represents the remaining contingent portion which is probable to be paid over the applicable consideration period.

Per the Agreement, the Company agreed to pay 20% not to exceed $250,000 from the settlement from the lawsuit described below. As this legal proceeding was favorably concluded in the first quarter of 1996, the amount payable of $250,000 to the former landlord was expensed in this period and paid in April 1996.

LEGAL PROCEEDING
On March 28, 1996, the Company and a corporate defendant reached an out-of-court settlement of the Company's previously reported 1994 lawsuit pending in the United States District Court in Albuquerque, New Mexico. The express terms of the settlement, including terms regarding the confidentiality of the settlement, were definitized. Full payment was received by the Company on March 29, 1996. Under the terms of the settlement, the Company netted in 1996 approximately $2.2 million from this legal settlement after payment of contingent attorney's fees of $1,525,000 and related expenses incurred in 1996 of $249,000. The Company had expensed approximately $384,000 in legal fees and related expenses in prior years.

NOTE 5:       Common Stock Offering; Warrants

In July 1995, the Company successfully completed a $2.5 million Stock Offering ("Offering"). The Company sold 25,000 Units for $2,500,000 and received such proceeds less offering costs. Net proceeds of approximately $2 million were recognized as increases to the common stock and contributions in excess of par value accounts. Through the Offering, the Company sold 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants (expiring June 30, 1998 and exercisable at $75.00 for 25 shares) to obtain an additional 625,000 new shares. Proceeds from the Offering have been used for general business purposes including, principally, development of commercial products. During the fiscal year ended December 31, 1995, approximately $1,254,000 ($1,009,000 in the first nine months of 1995 as shown in the statement of operations), was expended for ImSyn(TM) prototype development and $183,000 for inventory. A portion of the net proceeds ($241,000) was used to partially satisfy the contingent obligation to the landlord.

In connection with the Offering, the Company entered into a Placement Agency Agreement with a registered broker/dealer. In addition to cash compensation, the broker/dealer received warrants for 175,000 shares of common stock. The warrants are exercisable through

                                ESSEX CORPORATION

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

NOTE 6:       Income Taxes

The Company was in a net operating loss (NOL) carryforward position for book and tax purposes through December 31, 1995. For the six-month period ended June 30, 1996, the Company had income for book and tax purposes and recorded income tax expense, although at a reduced rate due to recognition of NOLs. In the third quarter of 1996, the loss from operations reduced cumulative results and the previously recorded income tax expense was reversed.

NOTE 7:       Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows:

A. In 1995, the Company issued 12,000 shares of common stock with a market value of $36,960 under the Restricted Stock Bonus Plan.

B. Capital lease obligations of $116,000 and $368,000 were incurred during the first nine months of 1996 and 1995, respectively, when the Company entered into various leases for new equipment.

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

STATUS

OPTOELECTRONIC PRODUCTS AND SERVICES

The Company began modest efforts on development of its first ImSyn(TM) processor prototype in late 1994 and full fledged work on such development in 1995. As of June 30, 1996, the Company completed initial development of its first ImSyn(TM) processor prototype. The Company has entered the synthetic aperture radar (SAR) imaging and magnetic resonance imaging (MRI) markets. As previously announced, the Company is now in the process of completing three deliverable ImSyn(TM) Processors, one for Northrop Grumman, one for the U.S. Navy and one for another government agency. During the quarter, the Company initiated production plans to build ten additional ImSyn(TM) Processors of which three have been released to manufacture. One field sales engineer is assigned to each of the SAR and MRI markets. The SAR market consists of aerospace prime contractors, subcontractors and government laboratories, while the MRI market consists of luminary medical research centers. In addition, the Company is continuing to present both its ImSyn(TM) Processor and its Synthetic Aperture Microscope to original equipment manufacturers for their consideration.

The Company has ongoing efforts for further product development and applications engineering. In accordance with generally accepted accounting principles governing such engineering and development expenses, costs of approximately
$343,000 and $685,000 for the 1996 third quarter and first nine months, respectively, have been recognized through the Company's statements of operations as 1996 period expenses. Such expenses were $1,254,000 and $102,000 in full fiscal years 1995 and 1994, respectively.

                                ESSEX CORPORATION


Additional funding is necessary for commercial products' inventory buildup, marketing and further development of commercial applications and products. In order to partially fund such requirements, the Company issued $865,000 in the first quarter of 1996 and $535,000 in December 1995 (totaling $1.4 million) of 10% Convertible Collateralized Debentures. The net proceeds are being used for commercial product development, commercial inventory production and marketing.

At September 29, 1996, the  Optoelectronic  Products and Services  segment has a backlog of approximately $1.8 million which is comprised primarily of fixed-price contracts. There is a new contract which was received in July 1996 included in this backlog with a value of approximately $600,000 for delivery of an optoelectronic processor utilizing ImSyn(TM) technology and related services to U.S. Government end users. Another contract with a remaining value of $290,000 is for government-sponsored research utilizing an ImSyn(TM) unit in synthetic aperture microscope applications. Additional funding of approximately $400,000 is included in backlog from another U.S. Government customer to complete the prototype optoelectronic range-doppler imager and demonstrate new radar techniques to combat ballistic missile threat.

TECHNICAL SERVICES AND PRODUCTS

At September 29, 1996, the Technical Services and Products contract backlog was $35 million ($4 million funded and $31 million unfunded). Funded contract backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded contract backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, open purchase orders and indefinite quantity contracts). The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8% before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this contract backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in this total backlog of approximately $35 million is approximately: $33 million (94%) in cost-plus-fee type contracts; $1.6 million (5%) in time and material and $400,000 (1%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Technical Services and Products segment is generally providing labor-based services and therefore does not normally accumulate or stock inventory. The percentage-of-completion method of accounting is utilized for revenue recognition. Anticipated losses, if any, are recognized as soon as they become known.

OPERATING RESULTS

TECHNICAL SERVICES AND PRODUCTS:

REVENUES

This segment's revenues for the first thirty-nine weeks of 1996 totaled $9,503,000, which was comparable to the $9,387,000 reported during the same period in 1995. The slight increase in revenues was primarily attributable to a new U.S. Navy contract to provide manufacturing and technical support for weapons systems and associated materials.

                                ESSEX CORPORATION

Revenues for the 1996 third quarter were $2,682,000, a decline of $640,000 or 19% from the $3,322,000 third quarter revenues of 1995. This segment is experiencing a slowdown in receipt of new awards and funding on existing contracts with U.S. Government customers. This slowdown is likely to continue as these customers deal with budgetary matters and election year issues.

INCOME

This segment had operating income in the first thirty-nine weeks of $135,000 (1.4% gross profit) and $271,000 (2.9% gross profit) in 1996 and 1995, respectively. This segment had an operating loss in the third quarter of 1996 of $58,000 as compared to operating income of $86,000 in the same quarterly period of 1995. In this segment, the Company experienced overruns in the final phase of a $3.6 million program which spanned three years to provide training devices to a U.S. Government customer. This segment recognized approximately $209,000 of loss on this program during the first nine months of 1996, including $97,000 during the 1996 third quarter. This program is scheduled to be completed in the fourth quarter of 1996.

Direct costs have remained fairly proportional as a percentage of revenues (63.6% in the first thirty-nine weeks of 1996 and 65.7% for the same period in 1995). There has been a significant increase in 1996 compared to 1995 in other direct costs (such as materials and subcontracts) and a decrease in direct labor and related expenses. The increase in other direct costs is primarily due to increased material purchases on contract work in the first nine months of 1996. The Company generally receives a smaller gross profit from revenues generated by other direct costs.

OPTOELECTRONIC PRODUCTS AND SERVICES:

REVENUES

This segment's revenues for the first nine months of 1996 totaled $1,087,000 as compared to $444,000 in the same period of 1995. During 1995, significant resources were devoted to initial prototype development. Sales orders and work on such orders was limited in 1995 due to the status of such development. In 1996 to date, work on two contracts is being performed and components are being assembled for delivery of an optoelectronic processor on each contract using
ImSyn(TM) technology together with related services. Work is also being performed on another contract for government-sponsored research on the Company's proprietary synthetic aperture microscope technology. This technology will utilize the ImSyn(TM) unit. Another order from a government customer has been received for an ImSyn(TM) unit and should be recognized as a product sale in the fourth quarter of 1996.

INCOME

This segment had an operating loss of $1,973,000 in the first nine months of 1996 as compared to an operating loss of $1,421,000 in the same period of 1995. Initial revenues are comprised primarily of services provided. The cost of goods sold is a relatively high percentage of such revenues (90% in 1996 and 89% in 1995) as there is a small gross margin on service revenues.

                                ESSEX CORPORATION

Beginning January 1, 1996, this segment began to establish a manufacturing operation for optoelectronic products. As the manufacturing operation is in start-up phase, a portion of manufacturing overhead is underabsorbed. Such additional expense was $173,000 in the first nine months of 1996.

The segment incurred expenses in connection with the development of the initial ImSyn(TM) prototype and further product development and applications engineering. Such expenses were $685,000 in the first thirty-nine weeks of 1996 and $1,009,000 in the same period of 1995. Such expenses were $1,254,000 and $102,000 in full fiscal years 1995 and 1994, respectively.

In addition to the engineering and product development expenditures, this segment is increasing expenditures for selling, general and administrative expenses in order to achieve initial market penetration. Such expenditures were $944,000 and were more than double the amount in the first thirty-nine weeks of 1996 as the $461,000 expended in the same period in 1995.

A contract reserve provision of $280,000 was made in the first nine months of 1996. The completion status of the fixed-price contracts to deliver an optoelectronic correlator and to deliver the first optoelectronic processor have been negatively impacted by design and specification changes which are not expected to be recoverable under the contracts.

CORPORATE MATTERS

Total revenues were $10,591,000 in the first nine months of 1996, an increase of $761,000 or 8% over the $9,830,000 in the same period of 1995. The breakeven net income results for the first nine months of 1996 stemmed from several items. There was the gain on settlement of lawsuit (approximately $2,226,000, or $0.62 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). Excluding these items, results from total operations would have produced a net loss of $1,963,000 or $0.54 per share in the first thirty-nine weeks of 1996 compared with a net loss of $1,447,000 or $0.54 per share in the same period in 1995. The income (loss) per share results are computed on weighted average shares outstanding of 3,614,000 in 1996 compared to 2,672,000 in 1995. For the third quarter of 1996, the Company is reporting a net loss of $541,000 or $0.15 per share, as compared to a net loss of $544,000 or $0.16 per share reported in the third quarter of 1995. The net loss in the 1996 quarterly period is computed on a comparable number of outstanding shares (3,624,000) as compared to the 1995 period (3,461,000).

The Company and a corporate defendant reached an out-of-court settlement. Under the terms of the Settlement Agreement, the Company recognized a gain of approximately $2.2 million after payment of contingent attorney's fees of $1,525,000 and related expenses of $249,000. The Company had expensed in prior years approximately $385,000 in connection with this lawsuit. In addition, the Company recognized an expense of $250,000 as part of the previously concluded rent dispute with its former landlord. The Company was liable for such a payment upon successful conclusion of the lawsuit.

In 1996, the Company's interest costs increased due to the issuance of $1.4 million of 10% convertible debentures. Total interest costs were $124,000 in the first nine months of 1996 compared to $46,000 in the same period of 1995.

                                ESSEX CORPORATION


The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first nine months of 1996 or 1995. In the first six months of 1996, the Company had income for book and tax purposes and recorded a book income tax expense, although lower than at statutory rates due to recognition of NOLs. In the third quarter of 1996, the loss from operations reduced cumulative results and the previously recorded income tax expense was reversed.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                  SELECTED FINANCIAL DATA ($ Thousands)
                                                                               AS OF
                                                     September 29,       December 31,         September 24,
                                                         1996                1995                 1995
Total Assets                                      $           6,373    $           6,351    $           5,017

Working Capital                                   $           1,334    $             327    $              21

Current Ratio                                                1.52:1               1.09:1               1.01:1
                                                  =================    =================    =================
Current and Long-Term Debt                        $             253    $             313    $             333
Current and Long-Term
     Capital Leases                                             240                  291                   --
Bank Note Payable/                                              400                  917                   --
     Accounts Receivable Financing                               --                   --                  125
10% Convertible Debentures Due 2000                           1,400                  535                   --
                                                  -----------------    -----------------    -----------------
     Total Debt/Financing                         $           2,293    $           2,056    $             458
                                                  =================    =================    =================

Stockholders' Equity                              $           2,074    $           1,960    $           1,940

In 1996, the Company experienced an improvement in its working capital dollars and ratio due primarily to receipt of the net proceeds of $757,000 from the placement of the convertible debentures. The stockholders' equity increased by approximately $100,000 from the proceeds from the exercise of stock options.

The net cash provided by operating activities was approximately $1 million and primarily resulted from the collections of accounts receivables of approximately $651,000.

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

                                ESSEX CORPORATION

The Company has an accounts receivable financing arrangement with a local bank. The current loan arrangement provides for a line of credit up to $1,500,000 for financing at the bank's prime rate plus 1.5%. The Company can utilize certain accounts receivable and obtain a percentage advance as a loan under the financing arrangement. At September 29, 1996, the funds advanced were $400,000. These borrowings were repaid on September 30, 1996 and there are no borrowings outstanding. The current arrangement extends through May 31, 1997.

The line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain restrictions, such as acquisitions of or mergers with other entities; and creation or incurrence of new debt. Such restrictions have been waived by the Bank in connection with the issuance of the Company's convertible debentures.

During the remainder of 1996 and in 1997, the Company plans to utilize its cash for optoelectronic products inventory and commercial marketing expenses. The Company anticipates that cash requirements in these areas will be at increasingly higher levels than those experienced in 1996 in preparation for initial market penetration for its optoelectronic products. To a large extent, the Company's ability to develop and commercialize its optoelectronic products and the timing thereof is dependent on the working capital available to the Company. Such working capital can be derived from several sources, such as cash from operating activities, public or private financings and asset sales. The Company may sell certain operating or other assets which are underutilized or deemed not to be a part of its ongoing operations. The Company has placed its Huntsville, Alabama facility for sale as operations previously performed there are being reestablished in Maryland. There are, however, no definitive arrangements for any such asset sales. The Company has outstanding warrants to purchase approximately 625,000 shares of common stock at an exercise price of $3.00 per share (with potential cash proceeds of $1.9 million). Upon meeting certain conditions, the warrants are callable by the Company for exercise through June 30, 1998 when the last price of the Company's common stock exceeds $5 per share for 10 consecutive trading days. As of October 23, 1996, the last price per share of the Company's common stock was approximately $2.25.

The Company believes that its anticipated short-term needs for working capital will be adequately met by the utilization of its existing cash balances or available credit from its secured asset lending agreement. However, the Company anticipates that additional funds will be necessary from public or private financing markets to achieve desired product inventory levels and initial market penetration. There can be no assurance that the Company will be able to obtain additional financing when needed whether from the exercise of warrants or otherwise.

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

                                ESSEX CORPORATION
                                  (Registrant)



Date: October 24, 1996      /s/ Joseph R. Kurry, Jr.
                            ------------------------
                              Joseph R. Kurry, Jr.
              Vice President, Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)