Form 10QSB/A
period 1996-06-30
ESSEX CORPORATION
filed 1996-10-25
CIK 355199

FORM 10-QSB/A NO. 1
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                                ESSEX CORPORATION

                                 BALANCE SHEETS

                                                                              June 30,                December 31,
                                                                                1996                      1995
                                                                             (unaudited)                (audited)
     ASSETS


CURRENT ASSETS
  Cash                                                                  $          2,550,101      $            822,065
  Accounts receivable, net                                                         1,777,290                 2,655,046
  Inventory                                                                          320,985                   183,421
  Prepayments and other current assets                                               125,023                   146,183
                                                                        --------------------      --------------------
                                                                                   4,773,399                 3,806,715
                                                                        --------------------      --------------------


PROPERTY AND EQUIPMENT
  Land                                                                               195,175                   195,175
  Buildings and improvements                                                       1,628,404                 1,622,255
  Production and special equipment                                                 2,078,961                 1,908,586
  Furniture and equipment                                                          1,450,583                 1,427,125
                                                                        --------------------      --------------------
                                                                                   5,353,123                 5,153,141
  Accumulated depreciation and amortization                                       (3,334,719)               (3,060,370)
                                                                        --------------------      --------------------
                                                                                   2,018,404                 2,092,771
                                                                        --------------------      --------------------

OTHER ASSETS
  Goodwill                                                                                --                   204,299
  Patents, net                                                                       149,659                   175,226
  Deferred debenture financing                                                       117,969                    21,470
  Other                                                                               63,567                    50,057
                                                                        --------------------      --------------------
                                                                                     331,195                   451,052
                                                                        --------------------      --------------------

TOTAL ASSETS                                                            $          7,122,998      $          6,350,538
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

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par value; 10 million shares
    authorized; 3,624,098 and 3,585,973 issued and
    outstanding for 1996 and 1995, respectively                                      362,410                    358,597
  Contributions in excess of par value                                             5,311,468                  5,214,966
  Retained deficit                                                                (3,059,202)                (3,613,645)
                                                                        --------------------       --------------------
                                                                                   2,614,676                  1,959,918
                                                                        --------------------       --------------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $          7,122,998       $          6,350,538
--------------------                                                    ====================       ====================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 30, 1996 AND JUNE 25, 1995

                                                                                  1996                      1995
                                                                               (unaudited)               (unaudited)
Technical Services and Products:
  Revenues                                                                 $        6,821,000        $        6,064,807
  Direct costs                                                                     (4,529,512)               (3,925,883)
  Indirect costs                                                                   (2,083,978)               (1,953,496)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Income - Technical Services and Products                              192,510                   185,428
                                                                           ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                            823,182                   327,930
  Cost of goods sold and services provided                                           (746,174)                 (300,603)
  Manufacturing overhead                                                             (112,536)                       --
  Engineering and product development expenses                                       (341,255)                 (584,635)
  Selling, general and administrative expenses                                       (633,277)                 (278,490)
  Provision for contract reserves                                                    (265,000)                       --
                                                                           ------------------        ------------------

      Operating Loss - Optoelectronics Products and Services                       (1,275,060)                 (835,798)
                                                                           ------------------        ------------------

         Total Operating Loss                                                      (1,082,550)                 (650,370)

Gain on settlement of lawsuit/(expenses),
  net of related expenses of $1,773,578 in 1996                                     2,226,422                  (209,799)
Lease settlement                                                                     (250,000)                       --
Interest expense                                                                      (85,129)                  (43,092)
                                                                           ------------------        ------------------

Income (Loss) Before Income Taxes                                                     808,743                  (903,261)

  Provision for income taxes                                                         (254,300)                       --
                                                                           ------------------        ------------------

Net Income (Loss)                                                          $          554,443        $         (903,261)
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,608,628                 2,277,035
                                                                           ==================        ==================

Net Income (Loss) Per Share                                                $             0.15        $            (0.40)
                                                                           ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 30, 1996 AND JUNE 25, 1995
                                                                                  1996                      1995
                                                                               (unaudited)               (unaudited)
Technical Services and Products:
  Revenues                                                                 $        3,046,721        $        3,208,547
  Direct costs                                                                     (1,979,533)               (2,099,539)
  Indirect costs                                                                   (1,010,223)               (1,021,672)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Income - Technical Services and Products                               41,965                    87,336
                                                                           ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                            352,171                   156,965
  Cost of goods sold and services provided                                           (297,363)                 (137,754)
  Manufacturing overhead                                                              (56,352)                       --
  Engineering and product development expenses                                       (183,755)                 (380,034)
  Selling, general and administrative expenses                                       (318,289)                 (176,331)
  Provision for contract reserves                                                     (15,000)                       --
                                                                           ------------------        ------------------

      Operating Loss - Optoelectronic Products and Services                          (518,588)                 (537,154)
                                                                           ------------------        ------------------

         Total Operating Loss                                                        (476,623)                 (449,818)

Lawsuit prosecution expenses                                                               --                  (116,032)
Interest expense                                                                      (39,577)                  (19,683)
                                                                           ------------------        ------------------

Loss Before Income Taxes                                                             (516,200)                 (585,533)

  Benefit from income taxes                                                                --                        --
                                                                           ------------------        ------------------

Net Loss                                                                   $         (516,200)       $         (585,533)
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,624,081                 2,493,558
                                                                           ==================        ==================

Net Loss Per Share                                                         $            (0.14)       $            (0.24)
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

OPERATING RESULTS

TECHNICAL SERVICES AND PRODUCTS:

REVENUE

This segment's revenues for the first twenty-six weeks of 1996 totaled $6,821,000, which was $756,000 or 12% higher than the $6,065,000 reported during the same period in 1995. The increase in revenues was primarily attributable to a new U.S. Navy contract to provide manufacturing and technical support for weapons systems and associated materials.

                                ESSEX CORPORATION

Revenues for the 1996 second quarter were $3,047,000, a decline of $162,000 or 5% from the second quarter of 1995. This segment is experiencing a slowdown in receipt of new awards and funding on existing contracts with U.S. government customers. This slowdown is likely to continue as these customers deal with budgetary matters and election year issues.

INCOME

This segment had operating income in the first twenty-six weeks of $193,000 (3% gross profit) and $185,000 (3.1% gross profit) in 1996 and 1995, respectively.

Direct costs have remained fairly proportional as a percentage of revenues (66.4% in the first twenty-six weeks of 1996 and 64.7% for the same period in 1995). There has been a significant increase in 1996 compared to 1995 in other direct costs (such as materials and subcontracts) and a decrease in direct labor and related expenses. The increase in other direct costs is primarily due to increased material purchases on contract work in the first half of 1996. The Company generally receives a smaller gross profit from revenues generated by other direct costs.

OPTOELECTRONIC PRODUCTS AND SERVICES:

REVENUES

This segments' revenues for the first half of 1996 totaled $823,000 as compared to $328,000 in the same period of 1995. During 1995, significant resources were devoted to initial prototype development. Sales orders and work on such orders was limited in 1995 due to the status of such development. In 1996, work on two contracts is being performed and components are being assembled for delivery of an optoelectronic processor on each contract using ImSyn(TM) technology together with related services. Work is also being performed on another contract for government-sponsored research on the Company's proprietary synthetic aperture microscope technology. This technology will utilize the ImSyn(TM) unit.

INCOME

This segment had an operating loss of $1,275,000 in the first half of 1996 as compared to an operating loss of $836,000 in the same period of 1995. Initial revenues are comprised primarily of services provided. The cost of goods sold is a relatively high percentage of such revenues (90.6% in 1996 and 91.7% in 1995) as there is a small gross margin on service revenues.

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

                                ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                   SELECTED FINANCIAL DATA ($ Thousands)
                                                                               AS OF
                                                        June 30,          December 31,          June 25,
                                                          1996                1995                1995
Total Assets                                       $          7,123     $         6,351      $        4,488

Working Capital                                    $          2,023     $           327      $         (191)

Current Ratio                                                1.74:1              1.09:1              0.92:1
                                                   ================     ===============      ==============
Current and Long-Term Debt                         $            273     $           313      $          353
Current and Long-Term
     Capital Leases                                             269                 291                  --
Bank Note Payable/                                              677                 917                  --
     Accounts Receivable Financing                               --                  --                 146
10% Convertible Debentures Due 2000                           1,400                 535                  --
                                                   ----------------     ---------------      --------------
     Total Debt/Financing                          $          2,619     $         2,056      $          499
                                                   ================     ===============      ==============

Stockholders' Equity                               $          2,615     $         1,960      $        1,485

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

                                ESSEX CORPORATION
                                  (Registrant)



Date:  24 October 1996     /s/ Joseph R. Kurry, Jr.
                          -------------------------
                              Joseph R. Kurry, Jr.
              Vice President, Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)