Form 10KSB
period 1996-12-29
ESSEX CORPORATION
filed 1997-03-28
CIK 355199

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996         Commission File No. 0-10772

                                ESSEX CORPORATION
                 (Name of small business issuer in its charter)
         Virginia                                                    54-0846569
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification No.)

9150 Guilford Road, Columbia, Maryland                                    21046
(Address of principal executive offices)                              (Zip Code)
Issuer's telephone number: (301) 939-7000

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
       None                                             None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                              (Title of Each Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $12,939,341

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $2,775,938 as of February 28, 1997

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
           CLASS                                OUTSTANDING AT FEBRUARY 28, 1997
Common Stock, par value $0.10 per share                       3,626,098

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                     PART OF REPORT ON FORM 10-KSB INTO
                                                 WHICH DOCUMENT IS INCORPORATED


Portions of Exhibits filed with (i) Registration Statement on
Form SB-2 (No. 33-82920); (ii) 1995 Form 10-KSB; and
(iii) Form 8-K dated November 13, 1996                   Part III, Item 13(a)(2)
=====================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB appears on page 33.

Table of Contents
FORM 10-KSB
Essex Corporation



                                     PART I
Item No.                                                                   Page

 --      INTRODUCTORY STATEMENT..............................................  3
 1.      DESCRIPTION OF BUSINESS... .........................................  3
 2.      DESCRIPTION OF PROPERTIES........................................... 10
 3.      LEGAL PROCEEDINGS................................................... 11
 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 11

                                     PART II

 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............ 13
 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........... 13
 7.      FINANCIAL STATEMENTS................................................ 20
 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................ 20

                                    PART III

 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................... 21
10.      EXECUTIVE COMPENSATION.............................................. 26
11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 31
12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................... 32
13.      EXHIBITS AND REPORTS ON FORM 8-K.................................... 33

                                     PART I

INTRODUCTORY STATEMENT

     The information contained in this report pertains to the registrant, Essex Corporation (the "Company").

1.   DESCRIPTION OF BUSINESS

     The Company was incorporated in Virginia in 1969 to provide professional engineering and scientific services to support U.S. Government defense, space and energy programs. The Company is embarked on a vigorous program of development of proprietary optoelectronic processors with significant performance advantages over conventional computers and specialized image processing devices. The Company is endeavoring to bring such optoelectronic processors to commercial markets.

     Substantially all of the current revenues of the Company are derived from its traditional, core technical services and products business in the following principal fields of interest:

          o Simulators, Trainers and Interactive Training Materials
          o Systems Engineering, Logistics and Information Technology
          o Mechanical and Electromechanical Assembly
          o Human Performance Measurement and Human Error Avoidance

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

     Since 1988, Company management has recognized that its core support business, although self-sustaining, depended heavily on declining government budgets. Accordingly, the Company's strategic plan for growth in both government and industrial sectors has been focused upon: (1) fields with better-than-average potential for market growth and (2) development of proprietary high-technology products. With respect to products, the Company determined to identify and enter a field that provided both growth and relative ease of discrimination.

OPTOELECTRONIC PRODUCTS AND SERVICES BUSINESS SECTOR

     In mid-1989 in furtherance of its product objectives, the Company acquired a small company with capabilities in systems engineering and high-speed, relatively low-cost, signal processors for the Intelligence Community. The Company's technical team has designed, developed and sold special purpose optoelectronic processors for more than a decade. This experience was gained largely in performing classified military research and development. While the Company continues to perform such critical work, its internal resources are largely devoted to industrial, medical and other applications useful in both military and commercial sectors. The combination of optoelectronics and systems engineering is a powerful discriminator in many markets.

     Optoelectronic processors are compact, integrated systems of optical and electronic devices that perform specific, commercially-valuable mathematical calculations at very high speeds. This technology has many advantages, including: (1) use of simple, rugged, hardware incorporating proven, mature, reliable components; (2) high-performance implementation of demanding signal and image processing computations; and (3) providing such desirable characteristics in economical, compact, low power-consuming packages. In the opinion of the Company, this technology provides the Company strong, well-discriminated proprietary capabilities to supply state-of-the-art products in such important fields as imaging, holography, pattern recognition, communications and signal processing. New products are considered only for markets to which they bring a 10-fold to 100-fold performance advantage in either throughput or throughput per watt of power used.

IMSYN(TM) PROCESSOR - The Company has diligently pursued application of its proven laser-based optoelectronic technologies toward the realization of the patented ImSyn(TM) processor. The ImSyn(TM) processor implements the well-known Fourier transform formula that is basic to numerous image and signal processing applications. Further, it does so with a performance that often far exceeds conventional technology which relies on the FAST Fourier transform (FFT) algorithm (computer program) to maximize performance.

     The name ImSyn(TM), which stands for "image synthesis", was selected because the processor is useful in many image processing modalities, although its utility extends beyond such applications. Image processing can be grouped into two categories: (1) image reconstruction (or synthesis), and (2) post-processing image enhancement (or analysis). The first refers to the computation of an image from data measured by a particular sensor such as a radar or MRI (magnetic resonance imaging) device. The second involves improving the image, identifying important features and otherwise exploiting the picture.

     For certain image reconstruction applications, particularly synthetic aperture radar (SAR) and fast MRI, conventional technology is too slow, expensive, and often too bulky and energy inefficient. This problem affects the overall utility of such applications and limits their use. The high throughput, flexibility, compact size and low power requirements of the ImSyn(TM) processor allow its use in fast MRI and SAR. The SAR market niches include aerospace platforms and transportable ground systems where size, weight and power are most critical, as well as fixed workstations. In addition, ImSyn(TM) technology enables new applications in digital holography and synthetic aperture microscopy
(SAM), ultrasound and sonar, that are not otherwise practical.
Synthetic aperture microscopy was invented by the Company.

     A prototype ImSyn(TM) Processor was completed in mid 1996. Three initial units were assembled and two were delivered under contracts in January 1997. An additional 10 units based on this initial design have been released for manufacture and 3-5 units are expected to be completed in the first half of 1997.

IMSYN(TM) PROCESSOR COMMERCIALIZATION - The Company has identified many market niches for image processing applications. In any given market niche, there will be end-users with direct applications and original equipment manufacturers
(OEMs) that can incorporate ImSyn(TM) processors in their products to improve performance or reduce cost. The Company is concentrating on the OEM sector because it is readily accessible and less expensive to serve, and because most users prefer to buy fully integrated systems. In the case of MRI, however, market entry is controlled by the prominent MRI research institutions upon which the OEMs depend for new product and applications information. Accordingly, the Company is keeping the OEM community informed on its progress while actively contacting "luminary" researchers. Contacts have been made with both OEMs and research institutions to inform potential users and begin generation of sales leads.

     In this connection, the State of Maryland has made two cooperative grants with the Company to the Radiology Department of the University of Maryland Medical School under the Maryland Industrial Partnerships (MIPS) program. The purpose of these grants is to finance application studies by the Radiology Department to determine the most effective uses of the ImSyn(TM) processor in reconstructing MR images. The principal direction of the work in process is toward real-time processing of very fast MRI to permit doctors to evaluate dynamic parts of the body such as the beating heart and thinking brain. One fast MRI technique, EPI (echo-planar imaging), is now being offered by major OEMs such as GE Medical Systems, Siemens Medical Systems and Picker, but without the high-performance processing required for real-time imagery.

     The Company's marketing strategy is designed to allow each niche to be covered by five or fewer sales representatives or consultants. They will be supported by a tailored public relations campaign for purposes of education and lead generation. Essex has retained a technically advanced sales consultant with an extensive marketing background in the medical imaging marketplace. Military end-use marketing and sales continue to be carried out by key employees and outside sales consultants who have conducted such efforts successfully, both directly to government agencies and indirectly through aerospace electronic prime contractors.

OTHER OPTOELECTRONIC ENGINES - In addition to the ImSyn(TM) processor, the Company's other work in process includes Radar Signal Processors, Image and Data Correlators, and Telecommunications Switching Arrays. Each of these computing engines can be used in a variety of applications. However, in contrast to desktop and other familiar "general purpose" computers applied to computing, word processing and other applications, they are "special purpose" units, albeit very flexible ones. Note that only the Company's ImSyn(TM) Processor has advanced to the commercial production phase.

     A proof-of-principle model of the Company's Hawkeye(TM) acousto-optic/digital radar signal processor was constructed under the terms of an ongoing U.S. Army contract covering testing, evaluation and upgrade. Its principal discriminating capability is that it can process high- definition radar returns from advanced wide bandwidth radars with high computational efficiency in a compact, light-weight, inexpensive package. Such real time computation of high resolution images from wideband signals using digital technology alone requires extremely high analog to digital conversion rates and data processing throughput which tends to be impractical with state- of-the-art digital electronics. It is potentially applicable to fixed, mobile and shipboard anti- missile radar systems.

     Under the Company's Egret(TM) correlator program, the ImSyn(TM) processor technology is being used to demonstrate the pattern recognition capability of optoelectronic processors to the U.S. Air Force. This program is partially financed by a $730,000 U.S. Air Force technology demonstration contract entered into in 1994 and now scheduled for completion in mid-1997. The goal of the resulting system is to be able to identify individual objects such as tanks, mobile missile launchers, or other known objects in an image. Similar discriminations could be useful in medical radiology or pathology. In the future, the Company intends to seek program financing to build a much higher speed correlator that will out perform the functions of the demonstration system.

     Under  its  Iris(TM)  program,  the  Company  is in  the  early  stages  of developing a family of optoelectronic telecommunications channelizers and switches. These products will be targeted at the mobile wireless and satellite telecommunications markets. The advantages of optoelectronic processors, especially their size and energy efficiency, are expected to be attractive to these markets. The technology can be implemented for TDMA (Time Division Multiple Access), FDMA (Frequency Division Multiple Access) or CDMA (Code
Division Multiple Access) modulation schemes. Iris(TM) technology has been studied for use on a planned satellite under a small research contract.

     Several other optoelectronic processors are under study or preliminary development by the Company. Related applications and exploratory development activities are being partially financed under the terms of one former commercial and several current government contracts. The latter consist of a mixture of direct contracts from agencies of the U.S. Government and a subcontract from a major aerospace electronics company. Additional government contracts and strategic partnerships with companies active in applicable markets are being sought.

CORE TECHNICAL SERVICES AND PRODUCTS BUSINESS SECTOR

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

HUMANITARIAN DEMINING - The Company is well respected by the international community as a source of solutions to the critical challenge posed by more than 100 million land mines impeding economic development in 60 countries. Because people are unwilling to risk life and limb under such conditions, a small number of antipersonnel mines that may cost only a dollar or two each, distributed over a wide area, can impede farming, mining and transportation. Under contract, the Company developed rapidly accessible compact disk programs to facilitate interactive training on the land mine threat. Now in use in Bosnia, earlier versions were used in Desert Storm. The Company's products are multilingual and feature not only detailed information on all such mines of the world, but also means to produce posters, T-shirts, scarves and other public information materials. These are used by U.S. Special Forces in-country teams to create awareness of the threat to which women and children are particularly vulnerable when gathering firewood and performing other domestic tasks. The Company offers related logistic support and training services with a variety of partners for long-term demining campaigns.

MAINTENANCE TRAINERS - The Company's extensive experience in this field includes trainers for NASA mission specialists, advanced maintenance trainers for U.S. Navy reconnaissance aircraft and other applications. The Company also operates as a subcontractor to major aerospace electronic contractors. Various combinations of mechanical, electromechanical, electronic and computer technologies are used to meet those objectives.

SATELLITE TELECOMMUNICATIONS ENGINEERING - In 1990, the Company became Motorola's first Industrial Partner on the IRIDIUM(R) satellite constellation that will provide global wireless communications to handheld telephones and pagers. The Company's employees have been named on more than a dozen Motorola patent disclosures. Built upon the extensive base of related business with the U.S. Government, this activity includes performance of systems analysis and development of computer software to model performance and plan the operation of the satellite constellation. The Company has long provided excellent systems engineering services in signal and image processing and communications to industrial, commercial and government customers. Such capability is pivotally important in matching products to real world applications. The Company's systems engineering capability is a major asset and key discriminator in its programs to design and apply its optoelectronic computers.

LOGISTIC SUPPORT - The Company has provided logistic engineering support to the U.S. Navy submarine program for nearly two decades. Currently, the Company performs maintenance planning, configuration control, human error avoidance, and information management analysis for database architecture and support. Logistic and training support are being provided to the U.S. Department of Energy to help assure safe, protected transportation of military nuclear assets. The Company has developed extensive expertise in reliability engineering, training materials and trainer development, CD/ROM document compaction, configuration management, safety, human error reduction, material support and other specialties. The Company is skilled in planning, scheduling and supporting maintenance activities in complex systems for industrial enterprises, and was awarded in February 1995 a five-year program for $6.2 million from the U.S. Navy for engineering and maintenance support.


                                      * * *


CONTRACT MIX
     Services of the Company are performed under cost-reimbursement (63% and 59% of revenues in 1996 and 1995), fixed-price (16% and 19% in 1996 and 1995) or time and material (21% and 22% in 1996 and 1995) contracts and subcontracts. Fixed-price contracts have a greater degree of risk and higher potential reward than cost-type contracts since the Company is obligated to provide specific deliverables within the confines of the contracted price.

GOVERNMENT PROGRAMS
     The major portion of the Company's revenues has been derived from contracts, or subcontracts thereunder, with departments or agencies of the United States Government, primarily the military services and other departments and agencies of the Department of Defense (DoD). In 1996 and 1995, approximately 83% and 82%, respectively, of the Company's total revenues were derived from government contracts or subcontracts. Revenues from contracts or subcontracts from DoD programs were 50% and 48% of total revenues in 1996 and 1995, respectively. Government military programs include work principally with the Navy, and to a lesser extent with the Army, Air Force and other DoD entities. The Company is also under contract to the National Aeronautics and Space Administration (NASA), the Department of

Energy (DoE), the Federal Highway Administration, the Federal Aviation Administration, the Office of Personnel Management and the National Science Foundation. The Company also works with industrial companies, architectural and engineering firms, equipment manufacturers and research institutions.

     The Company's largest contract is to support the Transportation Safeguards Division, DoE, Kirtland Air Force Base, NM. This contract is to develop and conduct training for nuclear materials couriers. Begun in late 1993, a contract for $16.3 million for the entire project was negotiated and definitized in March 1994. This contract is funded on an annual basis by the DoE. The Company is in the fourth year (first option year) for renewed support of DoE Transportation Safeguards Division, with one following option year expected. There will be the normal competitive procurement process which the Company will participate in for the continuation of this contract in late 1997 - early 1998. The contract accounted for 19% ($2.5 million) and 19% ($2.7 million) of total revenues for 1996 and 1995, respectively.

     The Company has contracts with the U.S. Navy to provide engineering and logistics support for various undersea programs. Revenues derived from these programs were 15% ($2 million) and 14% ($2 million) of total revenues for 1996 and 1995, respectively.

     In 1994, the Company was competitively awarded a $3.6 million program to design and build aviation trainers for the U.S. Navy. The Company is completing mechanical, electrical and software design, engineering and production of a total of 172 trainers of eight types for delivery to the Naval Air Station in Pensacola, Florida. Revenues from this program were $490,000 (4%) in 1996 and $1.6 million (11%) in 1995. This program is scheduled for completion in early 1997.

     The Company has proposals outstanding on other key contracts for human performance research, optical systems development, equipment manufacturing, and training materials production.

COMMERCIAL PROGRAMS AND PRODUCTS
     The Company is endeavoring to expand the commercial portion of its business. The Company expects that significant personnel and financial resources will continue to be applied to the targeted commercial products areas. The Company's efforts to date have been focused in the following areas.

     The Company continues work which began in 1990 with Motorola, Inc., assisting in the design of the Iridium(R) satellite constellation that will provide global wireless communications to handheld telephones and pagers. The
Company's engineers develop and use software to model satellite and intersatellite communications links to assess system capacity and availability, and help develop channel-assignment algorithms for maximizing system capacity. The Company's engineers are named on several pending Motorola patents which are integral to Iridium(R) system performance. The Company is also involved in modeling the paging component of the system and user location determination systems. The Company's contract to perform such work generated over 16% ($2.2 million) of revenues in 1996 and 16% ($2.3 million) in 1995.

     The Company is developing acousto-optic hardware utilizing its proprietary ImSyn(TM) processor and other units. These products are both stand-alone commercial items for end-users, and units to be sold to original equipment manufacturers (OEMs) for inclusion in their products. The Company is directly marketing such products using employee and outside sales personnel to make OEM and other customer contacts. It will also obtain such contacts by using direct mail and other traditional advertising approaches, such as new product releases, technical and trade journal articles and features, space advertising, participation in trade shows, participation in trade missions as appropriate and other opportunities deemed by the Company to be cost-effective and consistent with the professional nature of the Company's products. As such products are generally compact in size and weight, distribution to customers would be through normal third-party shipping means from the Company's facilities. The Company's products are offered not only to improve capability but also to improve size, cost and power consumption. Such OEMs generally have established marketing and distribution channels for products in which the Company's devices would be utilized.

PATENTS
     On January 7, 1992, the Company was awarded its first patent, "Sequential Image Synthesizer". On January 24, 1995, another patent, "Image Synthesis Using Time Sequential Holography" ("1995 patent"), was issued. Foreign patent applications covering the major industrial nations are pending. These patents are for the new image processing technology which the Company calls ImSyn(TM). U.S. patents generally expire 17 years from the date of issue.

     Based on an optical signal processing approach, the invention enables the generation of imagery data at throughput rates which can be ten to one hundred times faster than conventional technology. These patents are the first of several patents that the Company expects to obtain covering ImSyn(TM) and related imaging technology. The Company has begun to apply the ImSyn(TM) technology to speeding image construction in two diverse fields: magnetic resonance imaging (MRI) and synthetic aperture radar (SAR). The Company is also developing a synthetic aperture microscope first patented in the 1995 patent and extended in a patent pending. The microscope relies on the ImSyn(TM) technology in addition to a new sensing procedure. The Company also plans to apply the ImSyn(TM) technology to ultrasonic, acoustic, sonar and seismological imaging modalities. These technologies have broad application in medicine, earth resources and industrial non-destructive testing.

     In SAR, the Company is testing systems with substantial benefits in rapidly forming imagery from aircraft, earth resources satellites, or remotely piloted vehicles. The major advantages of ImSyn(TM) systems are that they are relatively inexpensive, rugged, small, light in weight and consume little power.

     U.S. patents for the invention of the True Time Delay Beam Former (TTD) have been issued to the Company. TTD enables accurate electronic steering of exceedingly broadband array antennas for aircraft, space, maritime and ground systems.


COMPETITION
     Competition for U.S. Government professional and technical services contracts has grown in intensity and proposals have become increasingly costly during the past several years. This stimulated the Company to initiate its program to develop proprietary products and services. As such proprietary items are developed, the Company has relied increasingly upon offers of its specialized capabilities, sharply reducing resources applied in response to proposals for professional and technical services. Examples of such proprietary items include ImSyn(TM)
processor products, and products and services directed toward Humanitarian Demining databases and training. The Company endeavors to control human error in a variety of settings by applying its well-established capabilities in Human-Centered Systems Engineering(sm), such as CD/ROM-Interactive Training and Documentation, Human Factors Technology, Human Performance Measurement, and Integrated Logistic Support. The Company is looking to gain increasing competitive advantage in its chosen fields as a result of its proprietary products and services, although larger companies with more resources will continue to provide competition to the Company's business.

BACKLOG
     As of December 29, 1996, the Company had a total backlog (funded and unfunded) of $20.1 million as compared with $41.4 million at December 31, 1995. Of these amounts, funded backlog was $5.9 million and unfunded was $14.2 million at yearend 1996 as compared to $6.7 million and $34.7 million at yearend 1995. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts. Even though such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government. Unfunded backlog declined by approximately $15 million due to the mutual agreement between the Company and the U.S. Government to terminate the remaining 4 years of a manufacturing and technical support contract as actual and projected revenue volumes were significantly below those anticipated by the Company under the contract.

EMPLOYEES
     As of February 28, 1997, the Company had approximately 231 employees, of which 160 were full-time employees.

2.   DESCRIPTION OF PROPERTIES

OFFICE FACILITIES
     The Company leases most of its offices and other facilities. The Company's corporate headquarters and offices for certain of its operations of its Federal Systems Division (FSD) are located in a one-story building at 9150 Guilford Road, Columbia, Maryland. The Company occupies approximately 18,000 square feet under a lease agreement extending through early 1999. The headquarters and offices for its Commercial Products Division (CPD) are located in an adjacent one-story building at 9130 Guilford Road, Columbia, Maryland. CPD occupies approximately 7,000 square feet under a lease extending through early 1999.

     In addition to these offices, the Company maintains offices and plants in connection with the performance of its business in Huntsville, Alabama; Orlando, Florida; Portsmouth, New Hampshire; and McLean, Virginia. The Company has assigned certain of its personnel to customer-owned facilities in Fort Rucker and Huntsville, Alabama and Kirtland Air Force Base, New Mexico.

     The Company plans to close its Huntsville, Alabama facility in early 1997. This facility was constructed under a lease-purchase agreement pursuant to which the Company would, for a nominal percentage of original construction costs, acquire title to such property at the conclusion of the lease in 1999. This facility is for sale and a portion of the sales proceeds will be used to pay off the remaining balance under the lease-purchase agreement. (See Note 4
- Industrial Revenue Bond in the Notes to Financial Statements.) All of the Company's other facilities are leased under standard rental agreements. The Company believes that its present facilities are adequate for its current business needs.

EQUIPMENT
     The Company owns a variety of computer workstations, test equipment, microcomputers, printers and reproduction equipment at several of its offices. The Company leases computer workstations in support of customer work. Other computer hardware and software, test equipment, word processing and reproduction equipment used by the Company is leased.

VIDEO LABORATORY
     A videotape-videodisc design laboratory is located in the Company's McLean, Virginia office, in which broadcast-quality videotape and interactive videodisc products are developed.

IMAGE SYNTHESIS LABORATORY
     The laboratory consists of optical hardware and computer software, optical benches and test equipment. The laboratory includes the physical property which demonstrates and tests the capabilities of the Company's patented Image Synthesizer (ImSyn(TM)) technology as well as other optoelectronic devices and applications such as the Synthetic Aperture Microscope(TM).

3.   LEGAL PROCEEDINGS

     The Company was a party to a legal dispute which arose in mid 1993 with its former landlord. This matter was settled in July 1994 and resulted in certain obligations for the Company. See Note 6 in the Notes To Financial Statements section for further discussion of this matter.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 13, 1996, the Company held its Annual Meeting of Shareholders. At the meeting, each member of the Board of Directors was elected to serve until the next annual meeting or until their successors are duly elected and qualified. The votes cast and withheld for each such director were as follows:

                                               FOR               WITHHELD
           Harry Letaw, Jr.                  3,189,503              23,745
           Frank E. Manning                  3,188,323              24,925
           Harold P. Hanson                  3,189,898              23,350
           Robert W. Hicks                   3,190,098              23,150
           Samuel Hopkins                    3,185,772              27,476
           Ray M. Keeler                     3,185,872              27,376
           A. William Perkins                3,190,098              23,150
           E. Ted Prince                     3,190,098              24,968

           In addition, the Company's shareholders approved the following proposals:

           Amendment of the Company's Articles of Incorporation to authorize a class of preferred stock (1 million shares), the series and rights of which may be designated from time to time by the Board of Directors, as follows:

           FOR     2,440,940     AGAINST     294,510     ABSTAIN      50,889
                   ---------                 -------                  ------

           Amendment of the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock to 25,000,000 shares, as follows:

           FOR    2,988,590      AGAINST     195,727     ABSTAIN      25,272
                  ---------                  -------                  ------

           The adoption of the Essex Corporation 1996 Stock Option and Appreciation Rights Plan providing for the issuance of incentive stock options, non-qualified options and stock appreciation rights with respect to up to 300,000 shares of Common Stock, as follows:

           FOR   1,748,538       AGAINST     195,727     ABSTAIN      25,272
                 ---------                   -------                  ------

           The ratification of the appointment of Arthur Andersen LLP as independent public accountants, as follows:

           FOR   3,186,889       AGAINST      22,620     ABSTAIN      10,080
                 ---------                    ------                   ------

                                     PART II

5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

PRICE RANGE OF COMMON STOCK
      The Company's Common Stock is traded on The Nasdaq SmallCap Market(sm) tier of the Nasdaq Stock Market(sm) under the symbol "ESEX". However, as of December 29, 1996 the Company is no longer in compliance with certain Nasdaq continuing maintenance criteria which may result in Nasdaq ceasing to quote the Company's securities. While there can be no assurance, management intends to undertake efforts to repair compliance with the maintenance criteria as soon as practicable.

      The following table sets forth the range of high and low sales prices of the Common Stock for the periods indicated. Sales prices represent prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                          1996                    1995
                                                  --------------------   --------------------
                                                     HIGH       LOW         HIGH       LOW

         First quarter........................    $   3.50    $   2.25   $   1.63    $   1.13
         Second quarter.......................        3.63        2.63       1.63        1.00
         Third quarter .......................        3.00        2.00       3.63        1.25
         Fourth quarter.......................        2.50        0.94       3.38        2.13

    At February 28, 1997, there were approximately 1,300 beneficial owners of the Company's Common Stock which includes 298 holders of record.

    The Company sold an additional $865,000 of 10% Convertible Collateralized Debentures in 1996 to 20 accredited and non-accredited investors pursuant to Regulation D under the Securities Act of 1933.

    The Company paid an 8% commission on debentures placed by the Placement Agent, J. Michael Reisert, Inc. and issued 28,571 warrants in connection with the placement of such debentures. See Notes 4 and 10 in the Notes to Financial Statements. All investors represented that they were purchasing for investment and the securities were appropriately legended.

6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN  OF  OPERATION  AND  OTHER
SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL

FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS FORECAST IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS.

     Essex Corporation is a diversified, technology-based company providing products and professional services to government and industry. Essex has determined that it operates in two business segments: Technical Services and Products; and Optoelectronic Products and Services. The Company allocates its operations to the following business units.

     o   Systems Effectiveness Division (SED)
     o   Federal Systems Division (FSD)
     o   Commercial Products Division (CPD)

     SED operates in the Technical Services and Products segment; CPD operates in the Optoelectronics Products and Services segment; and FSD operates in both segments.

1996 COMPARED TO 1995

TECHNICAL SERVICES AND PRODUCTS

     At December 29, 1996, the Technical Services and Products contract backlog was $18.5 million ($4.8 million funded and $13.7 million unfunded). Funded contract backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded contract backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, open purchase orders and indefinite quantity contracts).

     The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8% before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this contract backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in this total backlog of approximately $18.5 million is approximately: $15.9 million (86%) in cost-plus-fee type contracts; $1.3 million (7%) in time and material and $1.3 million (7%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Technical Services and Products segment is generally providing labor-based services and therefore does not normally accumulate or stock inventory. The percentage-of- completion method of accounting is utilized for revenue recognition. Anticipated losses, if any, are recognized as soon as they become known.

     The Company has experienced difficulty in sustaining and expanding revenue volume in certain areas of this diverse business segment. This segment is essentially comprised of revenues in such areas as training for nuclear materials couriers for the Department of Energy ($2.5 million in 1996 and $2.7 million in 1995); engineering and logistics support for the U.S. Navy ($2.0 million in 1996 and 1995); modeling and simulation support on satellite cellular communications systems for Motorola, Inc. ($2.2 million in 1996 and $2.3 million in 1995); developing, testing and assembly of humanitarian mobile demining computer support systems for the U.S. Army (new work of $0.7 million in 1996); and designing and manufacture of assembly of aviation maintenance trainers ("Trainers contract") for the U.S. Navy ($0.5 million in 1996 and $1.6 million in 1995).

     The majority of such work is done on cost-plus-fixed-fee contracts which generate modest profits, which was the case for operations in 1995. Some work, such as the Trainers contract, is done on a fixed-price basis. In 1996, the fixed-price work on the Trainers contract experienced significant cost overruns. Such cost overruns exceeded the modest profits from other components of this business segment resulting in an overall loss for this segment in 1996.

REVENUES

     This segment's revenues for 1996 totaled $11,535,000, which was $1,671,000 (13%) less than the $13,206,000 reported during 1995. Revenues for 1996 were approximately $5.2 million in SED and $6.3 million in FSD. The decrease in revenues was primarily attributable to the lack of new work in Federal Systems Division (Huntsville, AL location). The final portion of approximately $1.1 million of the $3.6 million contract to design and build aviation maintenance trainers ("Trainers contract") was to be completed by FSD-Huntsville in 1996. The Trainers contract fell behind schedule and is over budget, resulting in cost overruns and revenue recognition of approximately $500,000 in 1996 as compared to revenues of $1.6 million in 1995.
This contract is scheduled for completion during early 1997.

     Overall, this segment is experiencing a slowdown in receipt of new awards and funding on existing contracts with U.S. Government customers. This slowdown is likely to continue as these customers deal with budgetary matters and post election year issues.

INCOME/LOSS

     This segment had an operating loss of $621,000 (5.4% loss) in 1996 as compared with $766,000 (5.8% gross profit) in 1995. In this segment, the Company experienced overruns in the final phase of the three year $3.6 million Trainers contract to provide training devices to a U.S. Government customer. This segment recognized approximately $1 million of loss on this program during 1996 as compared to income of $123,000 in 1995. This program is scheduled to be completed in early 1997.

     Direct costs have increased as a percentage of revenues (71.0% in 1996 and 65.3% in 1995). The increase in direct costs in 1996 compared to 1995 is due to the higher over budget expenditures on the Trainers contract. The indirect costs increased primarily due to declining coverage of such expenses on the lower revenue volume experienced in the Federal Systems Division.

OPTOELECTRONIC PRODUCTS AND SERVICES

     In mid-1996, the Company completed initial development of its first ImSyn(TM) processor prototype. The Company has entered the synthetic aperture radar (SAR) imaging and magnetic resonance imaging (MRI) markets. In January 1997, the Company delivered two pre-production ImSyn(TM) Processors, one for Northrop Grumman and one for the U.S. Navy. During late 1996, the Company initiated production plans to build ten additional ImSyn(TM) Processors which were released to manufacture in early 1997. One field sales engineer is assigned to each of the SAR and MRI markets. The SAR market consists of aerospace prime contractors, subcontractors and government laboratories, while the MRI market consists of luminary medical research centers.

In addition, the Company is continuing to present both its ImSyn(TM) Processor and its Synthetic Aperture Microscope design model to original equipment manufacturers for their consideration.

     The Company has ongoing efforts for further product development and applications engineering. In accordance with generally accepted accounting principles governing such engineering and development expenses, costs of approximately $744,000 have been recognized through the Company's statements of operations as 1996 period expenses. Such expenses were $1,254,000 in 1995.

     Additional funding is necessary for commercial products' inventory buildup, marketing and further development of commercial applications and products. In order to partially fund such requirements, the Company issued $865,000 in 1996 and $535,000 in 1995 (totaling $1.4 million) of 10% Convertible Collateralized Debentures. The net proceeds were used for commercial product development, commercial inventory production and marketing.

     At December 29, 1996, the Optoelectronic Products and Services segment has a backlog of approximately $1.6 million ($1.1 million funded and $0.5 million unfunded) which is comprised of cost-plus-fixed-fee (79%) and fixed-price (21%) contracts from the U.S. Government. There is a contract which was received in July 1996 included in this backlog with a value of approximately $572,000 for delivery of an optoelectronic processor utilizing ImSyn(TM) technology and related services to U.S. Government end-users. Another contract with a remaining value of $246,000 is for government-sponsored research utilizing an ImSyn(TM) unit in synthetic aperture microscope applications. Additional funding of approximately $160,000 is included in backlog from another U.S. Government customer to complete the prototype optoelectronic range-doppler imager and demonstrate new radar techniques to combat ballistic missile threat.

REVENUES

     This segment's revenues for 1996 totaled $1,404,000 as compared to $987,000 in 1995. During 1995, significant resources were devoted to initial prototype development. Sales orders and work on such orders was limited in 1995 due to the status of such development. In 1996, work on two contracts was performed and components were being assembled for delivery of an optoelectronic processor on each contract using ImSyn(TM) technology together with related services. Work was also being performed on another contract for government-sponsored research on the Company's proprietary synthetic aperture microscope technology. This technology will utilize the ImSyn(TM) unit. Another order from a government customer was received for an ImSyn(TM) unit and was filled from inventory and recognized as a product sale in the first quarter of 1997.

INCOME/LOSS

     This segment had an operating loss of $2,560,000 in 1996 as compared to an operating loss of $1,853,000 in 1995. Initial revenues are comprised primarily of services provided. In 1995, the cost of goods sold was a relatively high percentage of such revenues (83%) as there is a small gross margin on service revenues. For 1996, the cost of goods sold exceeded revenues because the completion status of the fixed-price contracts to deliver an optoelectronic correlator and on the contract to deliver the first optoelectronic processor were negatively impacted by design and specification changes which caused cost overruns under the contracts. This resulted in losses on these two jobs of $700,000 in 1996.

     Beginning January 1, 1996, this segment began to establish a manufacturing operation for optoelectronic products. As the manufacturing operation is in start-up phase, a portion of manufacturing overhead is underabsorbed. Such additional expenses were $226,000 in 1996 and are included in the cost of goods and services provided.

     The segment incurred expenses in connection with the development of the initial ImSyn(TM) prototype and further product development and applications engineering. Such expenses were $744,000 in 1996 and $1,254,000 in 1995.

     In addition to the engineering and product development expenditures, this segment is increasing expenditures for selling, general and administrative expenses in order to achieve initial market penetration. Such expenditures were $1,069,000 and were 40% higher in 1996 compared to $765,000 expended in 1995.

CORPORATE MATTERS

     Total revenues were $12,939,000 in 1996, a decrease of $1,254,000 or 9% from the $14,193,000 in 1995. The net loss of $1,334,000 or $0.37 per share for 1996 is comprised of several items. There was the gain on settlement of lawsuit (approximately $2,241,000, or $0.62 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). Excluding these items, results from total operations would have produced a net loss of $3,325,000 or $0.92 per share in 1996 compared with a net loss of $1,143,000 or $0.39 per share in 1995. The income (loss) per share results are computed on weighted average shares outstanding of 3,617,000 in 1996 compared to 2,913,000 in 1995.

     The Company and a corporate defendant reached an out-of-court settlement in 1996. Under the terms of the Settlement Agreement, the Company recognized a gain of approximately $2.2 million after payment of contingent attorney's fees of $1,525,000 and related expenses of $235,000. The Company had expensed in prior years approximately $385,000 in connection with this lawsuit. In addition, the Company recognized an expense of $250,000 as part of the previously concluded rent dispute with its former landlord. The Company was liable for such a payment upon successful conclusion of the lawsuit.

     In 1996, the Company's interest costs increased due to the issuance of $1.4 million of 10% convertible debentures. Total interest costs were $143,000 in 1996 compared to $63,000 in 1995.

     The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position for book and income tax purposes. No significant benefit from income taxes for realization of carryback or carryforward losses was recognized in 1996 or 1995.

LIQUIDITY AND CAPITAL RESOURCES
     The Company evaluates its liquidity position using various factors. The following represents some of the more important factors.

                                           SELECTED FINANCIAL DATA ($ Thousands)
                                                                           AS OF
                                                             December 29,         December 31,
                                                                 1996                 1995
                                                           ---------------      ---------------
         Total Assets                                      $         5,940      $         6,351

         Working Capital                                   $           100      $           327

         Current Ratio                                              1.03:1               1.09:1

         Current and Long-Term Debt                        $           233      $           313
         Current and Long-Term Capital Leases                          241                  291
         Bank Line of Credit                                           900                  917
         10% Convertible Debentures Due 2000                         1,400                  535
                                                           ---------------      ---------------
           Total Debt/Financing                            $         2,774      $         2,056
                                                           ===============      ===============

         Stockholders' Equity                              $           729      $         1,960
                                                           ===============      ===============

     At yearend 1996, the Company has a decline in its working capital and its current ratio due primarily to deferred revenues and loss reserves resulting from certain loss contracts in 1996. The stockholders' equity increased by approximately $100,000 from the proceeds from the exercise of stock options but decreased by approximately $1.3 million from the 1996 net loss.

     The net cash provided by operating activities was approximately $200,000. This net increase primarily resulted from the collections of accounts receivables of $1.1 million offset by approximately $.7 million of cash used for inventory and payment of current liabilities.

     The Company has incurred losses over the past three years, primarily due to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment. The Optoelectronics Products and Services business segment is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $200,000 per month. If current conditions remain unchanged, the Company would not be able to sustain its optoelectronics business without additional working capital.

     Some of the alternatives the Company is considering to address the working capital shortfall are asset sales as well as seeking additional funds from public or private financing markets. The Company may sell certain operations or other assets which are underutilized or deemed not to be a part of its ongoing operations. The Company has placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures. There are no definitive arrangements for any such asset sales at this time.

     The Company is seeking additional funds from public or private financing markets to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. The Company believes that it will be able to meet its 1997 funding requirements from the aforementioned sources, although there can be no assurances in this regard as it has no commitments for any such funding. Failure to commercialize or significant delays in the commercialization of the Company's optoelectronic products would have a significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it will successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses), although there can be no assurances in this regard.

     In the opinion of management, if the Company successfully reduces the cash requirements of the optoelectronics segment, the cash flow from its existing technical support contracts and the availability of accounts receivable financing would enable it to continue operations through 1997. The current receivable financing arrangement is in place through May 31, 1997. While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change. If the current arrangement is not renewed, the Company will obtain financing from other sources. In the event working capital alternatives are not available, the Company will reduce funding its optoelectronics segment sufficient enough to ensure that it will continue to operate through 1997.

     The preceding paragraphs contain forward-looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the magnitude and timing of product sales and the magnitude of fixed costs.

     Under the settlement agreement reached with the landlord, certain payments are triggered only by other future cash inflows. The remaining $308,000 contingent portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable.

     The Company has an accounts receivable financing arrangement with a local bank. The current loan arrangement provides for a line of credit up to $1,500,000 for financing at the bank's prime rate plus 1.5%. The Company can utilize certain accounts receivable and obtain a percentage advance as a loan under the financing arrangement. At December 29, 1996, the funds advanced were $900,000. (The maximum borrowings available based upon the level of accounts receivable was $1,308,000.) The $900,000 of actual borrowings were repaid immediately after yearend and reduced the Company's cash balance from $1,508,000 to approximately $600,000. The current arrangement extends through May 31, 1997. The Company intends to renew this arrangement upon expiration, although there can be no assurances that this will occur or that it will occur on similar terms and conditions.

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

     The inflation rate in the United States generally has little impact on the Company's cost- reimbursable type contracts and other short-term contracts. For longer-term, fixed-price type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in its contracts.

7.   FINANCIAL STATEMENTS

     See Item 13(a)(1) in Part III of this Form 10-KSB.

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE

     None.

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Directors* and executive officers elected by the Board are:

         NAME                  AGE  POSITION
         ----                  ---  --------
         Harry Letaw, Jr.      70   Chairman; Director; Chief Executive Officer
                                    and President
         Terry M. Turpin **    54   Senior Vice President; Chief Technical
                                    Officer and Director
         Joseph R. Kurry, Jr.  46   Vice President; Treasurer and Chief
                                    Financial Officer
         Anthony L. Ward       57   Vice President; Chief Administrative Officer
                                    and Assistant Secretary
         Leonard E. Moodispaw  54   Secretary and Corporate Counsel
         Martin G. Every       57   Vice President
         Matthew S. Bechta     43   Vice President
         Robert S. Kennedy     61   Vice President
         Craig H. Price        47   Vice President
         Frank E. Manning      77   Chairman Emeritus; Director
         Harold P. Hanson      75   Director (3)
         Robert W. Hicks       59   Director (1)
         Samuel Hopkins        83   Director (2)
         Ray M. Keeler         65   Director (2)
         A. William Perkins    71   Director (1)(3)
         E. Ted Prince         49   Director

     * Directors are elected annually at the Company's Annual Meeting of Stockholders.

     **  Mr. Turpin was elected by the Board of Directors in January 1997.

     (1) Member of the Audit Committee of the Board of Directors.
     (2) Member of the Compensation Committee of the Board of Directors.
     (3) Member of the Ethics Committee of the Board of Directors.

     Harry Letaw, Jr. was elected a Director of the Company in June 1988. He is Chairman of the Board, President and Chief Executive Officer. Previously, he was a Director of the Company and a member of the Executive Committee of its Board from July 1981 to September 1983. Dr. Letaw is President and founder of Severn Communications Corporation, a technical software firm, and President and founder of Intellinet Corporation, a motor control system manufacturer, both based in Maryland. In addition Dr. Letaw served in senior management and marketing positions with Raytheon, Bunker-Ramo and Martin-Marietta. He performed military service during World War II. Dr. Letaw received a Bachelor of Science degree in Chemistry in 1949, a Master of Science degree in Chemistry in 1951 and a Doctor of Philosophy degree in Physical Chemistry in 1952, all from the University of Florida. Dr. Letaw has an employment contract with the Company extending month-to-month by mutual agreement. Dr.
                                       21

Letaw devotes his full business time to the business of the Company and his affiliations with other corporations do not involve any substantial expenditures of time nor do these positions involve any real or potential conflicts of interest.

     Terry M. Turpin was elected a Director of the Company in January 1997. He is a Senior Vice President and the Chief Technical Officer for the Company. He was Vice President and Chief Scientist of the Essex subsidiary, System Engineering and Development Corporation (SEDC) from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by NSA. For the last ten years of this period, he was Chief of the Advanced Processing Technologies Division. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in June 1966 and a Master of Science in Electrical Engineering from Catholic University in Washington, D.C.
in June 1970.

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

     Leonard E. Moodispaw was an active partner in the law firm of Dalnekoff & Mason from February 1993 through September 1993 and was a partner in the law firm of Blumenthal, Wayson, Downs and Offutt from 1978 to 1988, both firms are located in Annapolis, Maryland and specialize in litigation. From September 1993 to April 1994, Mr. Moodispaw served as Executive Vice President of ManTech International Corporation, a privately held company. Since April 1994, he has served as President of ManTech Advanced Systems International Corporation. He was a Director of SEDC from its inception in 1980 until it was acquired by Essex in 1989. In 1988, he joined SEDC as Vice President and Corporate Counsel. From June 1989 until September 1991, he served as Vice President, Corporate Counsel and Chief Administrative Officer of Essex and from July 1989 has served as Secretary to the Board of Directors. Mr. Moodispaw also serves as Director of the MVM Group, Inc., a small consulting firm in Maryland since 1991 and as Founder and General Counsel of the Security Affairs

Support Association, a not-for-profit organization since 1990. From September 1991 to February 1993 Mr. Moodispaw was Director of International Business with GTE Government Systems. Mr. Moodispaw received a Bachelor's degree in Business Administration from American University in 1965, a Masters Degree in Business Administration in 1969 and a Juris Doctor degree in 1977 from the University of Baltimore. Mr. Moodispaw spends less than 5% of his business time in his capacities with the Company, and his affiliations with other corporations do not involve any real or potential conflicts of interest.

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

     Craig H. Price was elected Vice President in October, 1993. As the Director of Engineering for the Commercial Products Division, Dr. Price is responsible for all products, development and research within the Division. Dr. Price joined Essex in 1989 as a result of the merger of Essex and SEDC. Dr. Price had joined SEDC in 1985, with varied assignments in engineering, analysis and advanced technologies. Previously, he served in numerous technical and project positions in the U.S. Air Force during the period 1974 - 1985, during which he was awarded the Distinguished Service Medal. Dr. Price holds a Bachelor of Science degree in Electrical Engineering from Kansas State University, a Master of Science degree in Electrical Engineering
                                       23
from Purdue University and a Doctor of Philosophy degree also in Electrical Engineering, from Stanford University.

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

     E. Ted Prince was elected a Director of the Company in November 1996. In June 1995 he was appointed president and Chief Executive officer of INSCI Corporation, a publicly traded software company in optical data storage area. He was elected Chairman of the Board of Directors in August 1995 and appointed Chief Financial and Accounting Officer in May 1996 for INSCI Corporation. Dr. Prince has been president of several software companies and is also President of Perth Ventures, Inc., a New York City based investment banking firm specializing in the emerging technology sector. Dr. Prince is an author and publisher of an industry newsletter, THE TECHNOLOGY FUNDAMENTALIST. He also serves as director for several software companies and has a degree in Political Science from the University of New South Wales (Australia) and a Master of Science and a Doctor of Philosophy degrees from Monash University (Australia).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16(a)-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 29, 1996.

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

                                                                                          LONG-TERM COMPENSATION
                                                                                 --------------------------------------

                                                ANNUAL COMPENSATION                        AWARDS             PAYOUTS
                                     ------------------------------------------  --------------------------  ----------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Other       Restricted     Securities                All Other
                                                                    Annual         Stock        Underlying       LTIP      Compen-
         Name and                                                Compensation     Award(s)     Options/SARs     Payouts    sation
    Principal Position       Year    Salary($)(1)   Bonus ($)       ($)(2)         ($)(3)           (#)           (#)        ($)
-----------------------------------------------------------------------------------------------------------------------------------
Harry Letaw, Jr.             1996     135,200        35,000           0              0                0             0          0
Chairman and CEO             1995     113,920        10,000           0              0                0             0          0
                             1994     107,536           0             0              0                0             0          0



Anthony L. Ward              1996     116,480        15,000         3,494            0             30,000           0          0
Vice President, Assistant    1995     107,680         7,500         3,235            0              8,000           0          0
Secretary and CAO            1994     105,040           0           3,151            0                0             0          0



Terry M. Turpin              1996     115,120        15,000         3,465            0              8,000           0          0
Senior Vice President and    1995     102,848         7,500         3,095            0              8,000           0          0
Director                     1994     100,006           0           3,009            0             17,778           0          0



Joseph R. Kurry, Jr.         1996     114,400        25,000         3,439            0             23,500           0          0
Treasurer, Vice President    1995     106,400         7,500         3,198            0              5,000           0          0
and CFO                      1994     104,000           0           3,123            0             20,000           0          0



Martin G. Every              1996     110,240        25,000         3,324            0             29,500           0          0
Senior Vice President        1995     102,640         5,000         3,094            0              5,000           0          0
                             1994     100,360           0           3,025            0                0             0          0


------------------------------------


(1) Includes amounts deferred at the election of the named executive officer pursuant to Section 401(k) of the Internal Revenue Code ("401(k)").

(2) Represents matching 401(k) contributions made on behalf of the respective named executive officer pursuant to the Company's Retirement Plan and Trust. Excludes other perquisites and benefits not exceeding the lesser of $50,000 or 10% of the named executive officer's total annual salary and bonus.

(3) No restricted stock awards were made for the periods indicated. The number and value of the aggregate restricted stock holdings for the named executive officers at the end of the 1996 fiscal year, based on the closing bid price of the Common Stock on NASDAQ on December 27, 1996, without giving effect to the consideration paid by the named executive officer, were as follows: Dr. Letaw, 222,905 shares, $236,279 value; Mr. Ward, 20,831 shares, $22,081 value; Mr. Kurry, 36,359 shares, $38,541 value; Mr.
     Turpin, 75,781 shares, $80,328 value; and Mr. Every, 6,037 shares, $6,399 value.

DEFINED CONTRIBUTION RETIREMENT PLAN
    The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a 401(k) salary reduction feature for its employees. The Plan calls for a discretionary contribution as determined by the Board of Directors, and an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature. Discretionary contributions are determined annually by the Board of Directors. No discretionary contribution was made by the Company to the Retirement Plan for 1996. The total authorized contribution under the matching contribution feature of the Plan was approximately $162,700 in 1996. All employee contributions are 100% vested at all times and Company contributions vest based on length of service. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the Plan be allocated among various investment options established by the Plan administrator.

    The Company contributions under the Retirement Plan for the persons referred to in the Summary Compensation Table are included in that Table.

EMPLOYEE INCENTIVE PERFORMANCE AWARD PLAN
    The Company has an Employee Incentive Performance Award Plan under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the Board of Directors. Such awards may be constrained by overall Company performances. There were 35 awards in 1996 totaling $185,250. The incentive awards under the Performance Award Plan for the persons referred to in the Summary Compensation Table are included in that Table.

RESTRICTED STOCK BONUS PLAN
    Essex Corporation has a Restricted Stock Bonus Plan under which up to 50,000 shares of the Company's common stock may be reserved for issuance to non-employee members of the Board of Directors and key employees of the Company selected by the Board of Directors. Shares of restricted stock may be issued under the Plan subject to forfeiture during a restriction period, fixed in each instance by the Board of Directors, whereby all rights of the grantee to the stock terminate upon certain conditions such as cessation of continuous employment during the restriction period. Upon expiration of the restriction period, or earlier upon the death or substantial disability of the grantee, the restrictions applicable to all shares of restricted stock of the grantee expire. The Plan also provides that loans may be advanced by the Company to a grantee to pay income taxes due on the taxable value of shares granted under the Plan. Such loans must be evidenced by an interest bearing promissory note payable five (5) years after the date of the loan, and be secured by shares of stock of the Company (which may be restricted stock) having a fair market value equal to 200 percent of the loan.

    During 1995, the Board awarded a total of 12,000 shares to six directors and none were awarded in 1996 or 1994. There are approximately 22,050 shares remaining in the Essex Corporation Restricted Stock Bonus Plan as of December 29, 1996.

EMPLOYMENT AGREEMENTS
     Since 1988, the Company has had an Agreement of Employment with Harry Letaw, Jr., Chairman of the Board, President and Chief Executive Officer. Dr. Letaw's annual
                                       27
     compensation was originally established at $120,000 but was reduced, at his recommendation to the annual amounts shown in the Summary Compensation Table. Dr. Letaw's annual compensation was increased to $135,200 effective October 2, 1995. The term of this Agreement is extended on a month-to-month basis by mutual agreement.

    The Company has an Agreement of Employment with Frank E. Manning, Chairman Emeritus and Member of the Essex Board of Directors, whereby Mr. Manning is a part-time employee of the Company with duties to provide advice and counsel to the management of Essex. The Agreement may be terminated by either party with 60 days advance notice. Mr. Manning also receives reimbursement of medical costs not covered by Medicare. Mr. Manning received compensation of $30,350 in fiscal year 1996 for his services as an employee of the Company and medical reimbursement of $2,761 in 1996.

    The above agreements restrict the individuals' rights to compete with the Company and prohibit misappropriation of proprietary rights of the Company, both during and after the term of employment.

OPTIONS TO PURCHASE SECURITIES
    The Company has a 1996 Stock Option and Appreciation Rights Plan (the "1996 Plan"). The 1996 Plan as presently in effect provides for the grant of tax qualified Incentive Stock Options ("ISOs") and options that are not tax qualified ("NSOs") and Stock Appreciation Rights ("SARs") which rights may be related to, but not necessarily be granted in tandem with, options granted under the 1996 Plan. Persons eligible to receive awards of options and SARs under the 1996 Plan include officers, directors, key employees and other persons who provide valuable services to the Company. SARs entitle the holder to cash or Company Common Stock measured by the increase in market value of the Company's Common Stock from the date of grant to the date of exercise. The exercise price of an ISO under the 1996 Plan may not be less than the fair market value of the Company stock on the date of grant; the exercise price of NSOs and the appreciation base price of SARs are determined in the discretion of the Board of Directors except that the SAR appreciation base price may not be less than 50% of the fair market value of a share of Common Stock on the grant date with respect to awards to persons who are officers or directors of the Company. The 1996 Plan reserves 300,000 shares of the Company's Common Stock for issuance. There are options for 81,000 shares outstanding at prices ranging from $2.30 - $3.00, including options for 34,000 shares held by officers or directors (none of which are exercisable at this time). As of February 28, 1997, there remain 219,000 shares available for future grants of options or SARs.

    The Company had an Option and Stock Appreciation Rights Plan ("OSAR Plan") which expired on January 31, 1997 with no shares available for future grants. As of February 28, 1997, options for 819,750 shares of the Company's Common Stock remain outstanding under this Plan. Of this amount, options for 529,724 shares are exercisable at prices ranging from $2.50 - $3.50 including options held by officers and directors to purchase 674,000 shares (of which options for 452,274 shares are exercisable).

    The following Table shows for the fiscal year ended December 29, 1996 for the persons named in the Summary Compensation Table, information with respect to options to purchase Common Stock granted during 1996 under the OSAR Plan. A total of 27,500 shares of options granted under the stock plans have been exercised by the persons listed below in 1996.


                               STOCK OPTIONS GRANTS TABLE
                         FOR FISCAL YEAR ENDED DECEMBER 29, 1996


                             Number of
                             Securities
                             Underlying     % Of Total Options/
                              Options         SARs Granted to       Exercise or
                              Granted          Employees in          Base Price      Expiration
       NAME                    (#)(1)           Fiscal Year            ($/Sh)           Date
================================================================================================


Harry Letaw, Jr.                ---                 ---                 ---             ---


Anthony L. Ward               10,000                3.9                3.00           12/31/02
                              10,000                3.9                3.00           12/31/03
                              10,000                3.9                3.00           12/31/04


Terry M. Turpin                4,000                1.5                3.00           12/31/02
                               4,000                1.5                3.00           12/31/03


Joseph R. Kurry, Jr.           8,000                3.1                3.00           12/31/02
                               8,000                3.1                3.00           12/31/03
                               7,500                2.9                3.00           12/31/04


Martin G. Every               10,000                3.9                3.00           12/31/02
                              10,000                3.9                3.00           12/31/03
                               9,500                3.7                3.00           12/31/04




------------------------------------


(1) Such options become exercisable beginning March 15, 1997.

    The following Table shows for the fiscal year ended December 29, 1996 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal year-end values for unexercised options/SARs.

                              AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES TABLE
                                           FOR FISCAL YEAR ENDED DECEMBER 29, 1996


                                                        Number of
                                                       Securities          Value of
                                                       Underlying        Unexercised
                                                      Unexercised       In-the-Money
                                                    Options/SARs at    Options/SARs at
                                                       FY-End (#)         FY-End($)
                           Shares        Value
                        Acquired on    Realized      Exercisable/        Exercisable/
       NAME            Exercise (#)       ($)        Unexercisable      Unexercisable
========================================================================================

Harry Letaw, Jr.          10,000       $1,900        262,104/27,896           0/0

Anthony L. Ward           3,500         2,135          4,700/35,300           0/0

Terry M. Turpin           3,000         1,830         22,478/13,300           0/0

Joseph R. Kurry, Jr.      6,000         3,660         23,700/26,800           0/0

Martin G. Every           5,000         3,050          3,700/32,800           0/0




REMUNERATION OF DIRECTORS
    The Company's Directors generally meet quarterly. Additionally, the By-Laws provide for special meetings and, as also permitted by Virginia law, Board action may be taken without a meeting upon unanimous written consent of all Directors. Board members not employed by the Company receive a maximum of $1,500 for each Board or Board Committee Meeting attended. In 1996 the Board held five meetings; the entire membership of the Board was present at all of the meetings.

11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table and accompanying notes set forth as of February 28, 1997, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person or group who beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                                                 Amount and Nature         Percentage of Outstanding
              Name and Address                     of Beneficial             Shares of Common Stock
            OF BENEFICIAL OWNER*                   OWNERSHIP (1)               BENEFICIALLY OWNED
     -----------------------------------        -------------------       ---------------------------
     Harry Letaw, Jr. (2)                             516,877                          9.20
     Kennedy Capital Management (3)                   341,857                          6.09
     Frank E. Manning (4)                             123,275                          2.19
     Terry M. Turpin (5)                               86,981                          1.55
     Samuel Hopkins (6)                                52,875                            **
     Joseph R. Kurry, Jr. (7)                          49,609                            **
     Robert W. Hicks (8)                               49,200                            **
     Harold P. Hanson (9)                              39,500                            **
     Anthony L. Ward (10)                              37,031                            **
     A. William Perkins (11)                           24,500                            **
     Ray M. Keeler (12)                                24,250                            **
     Martin G. Every (13)                              19,737                            **
     E. Ted Prince (14)                                 5,000                            **

     All Directors and Executive Officers
     as a Group (16 persons) (15)                   1,373,184                         24.45

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

     (2) Dr. Harry Letaw, Jr. is Chairman of the Board, President and Chief Executive Officer of the Company. Of the 516,877 shares beneficially shown as owned by Dr. Letaw, 293,354 shares represent presently exercisable rights to acquire Common Stock through stock options and warrants.

     (3) Based upon representations made in a Schedule 13G filed with the Securities and Exchange Commission on or about February 25, 1997, Kennedy Capital Management, Inc. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 which has sole power to vote or direct the vote and sole dispositive power as to 341,857 shares, including 215,857 shares which it has the right to acquire.

     (4) Mr. Frank E. Manning is the record and beneficial owner of approximately 2.19% of the outstanding shares of the Company (123,275 shares), including presently exercisable options to purchase 28,500 shares. Mr. Manning is the Chairman Emeritus and a Director of the Company. Does not include 40,000 shares of the Company's Common Stock ownedof record and beneficially by Mrs. Eva L. Manning, wife of Mr. Frank E. Manning. Also does not include 157,500 shares beneficially owned by six separate family trusts of which Mrs. Manning is the sole trustee and over which trusts she has exclusive voting and dispositive power.

     (5) Terry M. Turpin is a Director and Senior Vice President of the Company. Of the shares shown as beneficially owned, 11,200 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (6) Samuel Hopkins is a Director of the Company. Of the shares shown as beneficially owned, 19,125 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (7) Joseph R. Kurry, Jr. is Vice President, Treasurer and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 13,250 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (8) Robert W. Hicks is a Director of the Company. Of the shares shown as beneficially owned, 16,000 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (9) Harold P. Hanson is a Director of the Company. Of the shares shown as beneficially owned, 16,500 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (10)Anthony L. Ward is Vice President, Chief Administrative Officer and Assistant Secretary of the Company. Of the shares shown as beneficially owned, 19,700 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (11)A. William Perkins is a Director of the Company. Of the shares shown as beneficially owned, 13,500 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (12)Ray M. Keeler is a Director of the Company. Of the shares shown as beneficially owned, 14,250 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (13)Martin G.  Every is a Senior  Vice  President  of the  Company.  Of the
         shares  shown  as  beneficially   owned,  13,700  represent  presently
         exercisable rights to acquire common stock through stock options.

     (14)E. Ted Prince is a Director of the Company. Of the shares shown as beneficially owned, 5,000 represent presently exercisable rights to acquire common stock through stock options.

     (15)Of the shares shown as beneficially owned, 523,024 represent presently exercisable rights to acquire common stock through stock options and warrants.

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.



13.  EXHIBITS AND REPORTS ON FORM 8-K
 (a)  (1)  Financial Statements
           Report of Independent Public Accountants                                        35
           Balance Sheet                                                                   36
           Statements of Operations                                                        37
           Statements of Changes in Stockholders' Equity                                   38
           Statements of Cash Flows                                                        39
           Notes to Financial Statements                                              40 - 54
      (2)  Exhibits
          (i)  Exhibit 3(i) - Articles of Incorporation and Amendments thereto              B
               Exhibit 3(ii) -By-Laws, as amended
               Filed as Exhibits 3(i) and 3(ii) to Registrant's
               Registration Statement on Form SB-2 filed October 17, 1994,
               Registration No. 33-82920
         (ii)  Exhibit 4 - Instruments defining the Rights of Holders
               4.1     Form of Warrant Agreement with Mellon Bank                           C
               4.2     Specimen of Warrant Certificate                                      C
               4.3     Specimen of Common Stock Certificate                                 C
               4.4     Warrant Agreement with J. Michael Reisert, Inc.                      D
               4.5     Specimen of Placement Agent's Warrant Certificate                    D
               4.6     Form of 10% Convertible Collateralized Debenture
               4.7     Form of Series B Warrant                                             E
         (iii) Exhibit 10 - Material Contracts
              10.1    Employment Agreement dated April 8, 1988, between                     C
                      Dr. Harry Letaw, Jr. and Registrant
              10.3    Restricted Stock Bonus Plan                                           C
              10.4    Option and Stock Appreciation Rights Plan                             C
              10.5    Incentive Stock Option Plan                                           C
              10.6    Pension Plan and Trust Agreement                                      C
              10.7    Defined Contribution Retirement Plan                                  C
              10.8    Incentive Performance Award Plan                                      C
              10.9    Line of Credit Agreement with Signet Bank                             E
              10.10   Settlement Agreement between the Company and Rumsey Associates        C
                      Limited Partnership
              10.11   Option Agreement between the Company and Rumsey Associates            C
                      Limited Partnership
              10.13   Registration Rights Agreement                                         C
              10.14   Contract between the U.S. Department of Energy and the Company        C
              10.15   1996 Stock Option and Appreciation Rights Plan                        F
         (iv)  Exhibit 23 - Consents of Experts and Counsel
              23.1    Consent of Independent Public Accountants                            55
         (v)   Exhibit 27 - Financial Data Schedule
              27.1    Financial Data Schedule                                               A
  (b)  Reports on Form 8-K
       In  November  1996,  the Company  reported  results of its 1996 Annual
       Meeting. No financial statements were included.
-----------------------

A     Filed herewith
B     Incorporated by reference as indicated
C     Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed October 17, 1994,   Registration No. 33-82920
D     Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed February 17, 1995,  Registration No. 33-82920
E     Filed as Exhibit to Registrant's 1995 Form 10-KSB
F     Filed as Exhibit to Registrant's Form 8-K dated November 13, 1996

                                       33

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

                                Harry Letaw, Jr.
    By:     ------------------------------------------------------
                                Harry Letaw, Jr.
          Chairman of the Board, Chief Executive Officer and President;
                           Principal Executive Officer
                                 March 26, 1997

                              Joseph R. Kurry, Jr.
    By:     ------------------------------------------------------
                              Joseph R. Kurry, Jr.
             Vice President, Treasurer and Chief Financial Officer;
                   Principal Financial and Accounting Officer
                                 March 26, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Harold P. Hanson                        Frank E. Manning
 -----------------------------------     -----------------------------------
     Harold P. Hanson, Director              Frank E. Manning, Director
           March 26, 1997                          March 26, 1997

      Robert W. Hicks                        A. William Perkins
 -----------------------------------     -----------------------------------
      Robert W. Hicks, Director              A. William Perkins, Director
           March 26, 1997                          March 26, 1997

      Samuel Hopkins                           E. Ted Prince
 -----------------------------------     -----------------------------------
      Samuel Hopkins, Director                 E. Ted Prince, Director
           March 26, 1997                          March 26, 1997

       Ray M. Keeler                          Terry M. Turpin
 -----------------------------------      ----------------------------------
       Ray M. Keeler, Director                Terry M. Turpin, Director
           March 26, 1997                          March 26, 1997

     Harry Letaw, Jr.
 -----------------------------------
     Harry Letaw, Jr., Director
           March 26, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Essex Corporation:

      We have audited the accompanying balance sheet of Essex Corporation as of December 29, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 29, 1996 and December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Corporation as of December 29, 1996 and the results of its operations and its cash flows for the years ended December 29, 1996 and December 31, 1995, in conformity with generally accepted accounting principles.



                                           Arthur Andersen LLP



Washington, D.C.,
March 21, 1997


                                                 ESSEX CORPORATION
                                                   BALANCE SHEET
                                              AS OF DECEMBER 29, 1996

                                                      ASSETS
CURRENT ASSETS
  Cash                                                                          $    1,507,603
  Accounts receivable, net                                                           1,482,118
  Inventory                                                                            482,317
  Prepayments and other                                                                156,041
                                                                                --------------
                                                                                     3,628,079
PROPERTY AND EQUIPMENT
  Production and special equipment                                                   1,596,491
  Furniture, equipment and other                                                     1,533,467
                                                                                     3,129,958
  Accumulated depreciation and amortization                                         (2,501,651)
                                                                                       628,307
OTHER ASSETS
  Assets held for sale, net                                                          1,205,409
  Patents, net                                                                         169,657
  Goodwill, net                                                                        144,486
  Deferred debenture financing                                                         104,880
  Other                                                                                 58,696
                                                                                --------------
                                                                                     1,683,128
TOTAL ASSETS                                                                    $    5,939,514
------------                                                                    ==============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of Industrial Revenue Bond                                    $       80,001
  Current portion of capital leases                                                    111,895
  Bank line of credit                                                                  900,000
  Accounts payable                                                                     506,999
  Accrued wages and vacation                                                           350,099
  Deferred revenues and loss reserves                                                  640,000
  Accrued lease settlement                                                             308,237
  Other accrued expenses                                                               631,045
                                                                                --------------
                                                                                     3,528,276
LONG-TERM DEBT
  Industrial Revenue Bond, net of current portion                                      153,319
  10% Collateralized Convertible Debentures Due 2000                                 1,400,000
  Capital Leases, net of current portion                                               128,850
                                                                                --------------
         TOTAL LIABILITIES                                                           5,210,445

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
  Common stock $0.10 par value; 25 million shares
    authorized; 3,625,098 shares issued and outstanding                                362,510
  Contributions in excess of par                                                     5,313,888
  Retained deficit                                                                  (4,947,329)
                                                                                --------------
                                                                                       729,069
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    5,939,514
------------------------------------------                                      ==============


The accompanying notes are an integral part of this statement.

                                                 ESSEX CORPORATION
                                             STATEMENTS OF OPERATIONS
                              FOR THE 52-WEEK FISCAL YEAR ENDED DECEMBER 29, 1996 AND
                                  THE 53-WEEK FISCAL YEAR ENDED DECEMBER 31, 1995


                                                                          1996                      1995
                                                                   ------------------        ------------------
Technical Services and Products:
  Revenues                                                         $       11,535,368        $       13,206,167
  Direct costs                                                             (8,173,064)               (8,620,664)
  Indirect costs                                                           (3,983,429)               (3,819,735)
                                                                   ------------------        ------------------

    Operating (Loss) Income - Technical
       Services and Products                                                 (621,125)                  765,768
                                                                   ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                  1,403,973                   986,767
  Cost of goods sold and services provided                                 (2,151,194)                 (820,211)
  Engineering and product development expenses                               (743,662)               (1,254,247)
  Selling, general and administrative expenses                             (1,069,235)                 (765,212)
                                                                   ------------------        ------------------

    Operating Loss - Optoelectronics
       Products and Services                                               (2,560,118)               (1,852,903)
                                                                   ------------------        ------------------

       Total Operating Loss                                                (3,181,243)               (1,087,135)

Gain on settlement of lawsuit/(expenses),
  net of related expenses of $1,759,450 in 1996                             2,240,550                  (283,997)
Lease settlement                                                             (250,000)                       --
Interest expense                                                             (142,991)                  (63,368)
                                                                   ------------------        ------------------

Loss Before Income Taxes                                                   (1,333,684)               (1,434,500)

  Benefit from income taxes                                                        --                     7,046
                                                                   ------------------        ------------------

Net Loss                                                           $       (1,333,684)       $       (1,427,454)
                                                                   ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                               3,616,519                 2,913,139
                                                                   ==================        ==================

Loss Per Share                                                     $            (0.37)       $            (0.49)
                                                                   ==================        ==================


The accompanying notes are an integral part of these statements.



                                                          ESSEX CORPORATION
                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE FISCAL YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995




                                                      COMMON STOCK            Contri-                           Total
                                                      ------------            butions                           Stock-
                                             Shares                          In Excess        Retained         holders'
                                             ISSUED          AMOUNT           OF PAR           DEFICIT          EQUITY
                                        --------------    -------------    -------------    -------------   --------------
BALANCE, DECEMBER 25, 1994                   1,823,973    $     182,397    $   3,332,352    $  (2,186,191)  $    1,328,558

 Common stock offering                       1,750,000          175,000        1,846,854               --        2,021,854

 Common stock bonus                             12,000            1,200           35,760               --           36,960

 Net loss                                           --               --               --       (1,427,454)      (1,427,454)
                                         -------------    -------------    -------------    -------------   --------------

BALANCE, DECEMBER 31, 1995                   3,585,973          358,597        5,214,966       (3,613,645)       1,959,918

 Stock options exercised                        39,000            3,900           98,560               --          102,460

 Warrants exercised                                125               13              362               --              375

 Net loss                                           --               --               --       (1,333,684)      (1,333,684)
                                         -------------    -------------    -------------    -------------   --------------

BALANCE, DECEMBER 29, 1996                   3,625,098    $     362,510    $   5,313,888    $  (4,947,329)  $      729,069
                                         =============    =============    =============    =============   ==============





The accompanying notes are an integral part of these statements.

                                       38



                                                 ESSEX CORPORATION
                                             STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

                                                                                      1996              1995
                                                                                 --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $   (1,333,684)   $   (1,427,454)
  Adjustments to reconcile Net Loss to Net Cash
  Provided By (Used In) Operating Activities:

    Depreciation and amortization                                                       620,838           440,508
    Provision for loss reserves                                                         300,000                --
    Gain on sale/retirement of fixed assets                                             (23,708)          (11,802)
    Other                                                                                30,000            36,960

  Change in Assets and Liabilities:
    Accounts receivable                                                               1,142,928        (1,441,510)
    Inventory                                                                          (298,896)         (183,421)
    Prepayments and other                                                               (45,304)          (36,716)
    Accounts payable                                                                   (263,615)           18,127
    Accrued lease settlement                                                            (70,704)         (361,059)
    Other liabilities                                                                   136,438           190,442
                                                                                 --------------    --------------

  Net Cash Provided By (Used In) Operating Activities                                   194,293        (2,775,925)
                                                                                 --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (170,801)         (300,523)
  Proceeds from sale of fixed assets                                                     92,498            18,542
                                                                                 --------------    --------------

  Net Cash Used In Investing Activities                                                 (78,303)         (281,981)
                                                                                 --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term (repayments) borrowings, net                                               (17,010)          917,010
  Repayment of long-term debt                                                           (80,001)          (80,001)
  Sale of common stock                                                                       --         2,500,000
  Stock offering costs                                                                       --          (286,952)
  Proceeds from exercises of stock options and warrants                                 102,835                --
  Issuance of convertible debentures, net of financing costs                            756,594           513,530
  Payment of capital lease obligations                                                 (192,870)         (186,416)
                                                                                 --------------    --------------

  Net Cash Provided By Financing Activities                                             569,548         3,377,171
                                                                                 --------------    --------------

CASH AND CASH EQUIVALENTS
    Net Increase                                                                        685,538           319,265

    Balance - Beginning of year                                                         822,065           502,800
                                                                                 --------------    --------------

    Balance - End of year                                                        $    1,507,603    $      822,065

                                                                                 ==============    ==============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER IMPORTANT FACTORS

      These statements cover Essex Corporation (the "Company").  Certain amounts
      for  prior   years  have  been   reclassified   to  conform  to  the  1996
      presentation.

      REPORTING YEAR
      The Company is on a 52/53 week fiscal year ending the last Sunday in December. The year of 1996 was a 52-week fiscal year and 1995 was a 53-week fiscal year.

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      IMPORTANT BUSINESS RISK FACTORS
      The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense.

      Beginning in 1989, the Company has expended significant internal funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors, testing and evaluation. The long-term success of the Company in this area is dependent on its ability to successfully develop and market products related to its optoelectronic processors. The success of these efforts is subject to changing technologies, availability of financing, competition, and ultimately market acceptance.

      The Company has incurred losses over the past three years, primarily due to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and
      Products  business  segment.  The  Optoelectronics  Products  and Services business segment is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $200,000 per month. If current conditions remain unchanged, the Company would not be able to sustain its optoelectronics business without additional working capital.

      Some of the alternatives the Company is considering to address the working capital shortfall are asset sales as well as seeking additional funds from public or private financing markets. The Company may sell certain operations or other assets which are underutilized or deemed not to be a part of its ongoing operations. The Company has placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures. There are no definitive arrangements for any such asset sales at this time.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


      The Company is seeking additional funds from public or private financing markets to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. The Company believes that it will be able to meet its 1997 funding requirements from the aforementioned sources, although there can be no assurances in this regard. Failure to commercialize or significant delays in the commercialization of the Company's optoelectronic products would have a significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it will successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses).

      In the opinion of management, if the Company successfully reduces the cash requirements of the optoelectronics segment, the cash flow from its existing technical support contracts and the availability of accounts receivable financing would enable it to continue operations through 1997. The current receivable financing arrangement is in place through May 31, 1997 (see Note 3). While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change. If the current arrangement is not renewed, the Company will obtain financing from other sources. In the event working capital alternatives are not available, the Company will reduce funding its optoelectronics segment sufficient enough to ensure that it will continue to operate through 1997.

      CONTRACT ACCOUNTING
      Revenues consist of services rendered on fixed-price, time and materials and cost-plus- fixed-fee contracts. Revenue on fixed-price contracts (approximately 16% and 19% of total revenues in 1996 and 1995, respectively) is recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Revenue on cost-plus-fixed-fee contracts (approximately 63% and 59% of total revenues in 1996 and 1995, respectively) is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenue on time and materials contracts (approximately 21% and 22% of total revenues in 1996 and 1995, respectively) is recognized to the extent of billable rates multiplied by hours delivered, plus materials expense incurred. Anticipated losses are recognized as soon as they become known. In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets, although a portion of these amounts is not expected to be realized within one year. A substantial portion of the Company's business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government.

      INCOME TAXES
      Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. Valuation allowances are recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

      INVENTORY
      Inventory costs include purchased parts, labor and manufacturing overhead. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory costs are all related to the Company's ImSyn(TM) optoelectronic processor for which initial production began in late 1995.

                                                              1996
                                                          ------------
                Purchased Parts                           $     83,398
                Systems in-process                             398,919
                                                          ------------
                                                          $    482,317

      PROPERTY AND EQUIPMENT
      Property and equipment are stated at cost. Depreciation is calculated using straight-line methods based on useful lives as follows:

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

      INTANGIBLE ASSETS
      The excess of cost over the fair value of assets acquired (goodwill) resulting from an acquisition in 1989 is being amortized on a straight-line basis over 10 years. Such amortization amounted to $60,000 in 1996 and 1995.

      Patent costs  include legal and filing fees covering  the various  patents
      which have been issued to the Company.   Patent costs are amortized  over
      their respective lives (15 - 20 years) and amortization was $32,000 in 1996 and $12,000 in 1995.

      Deferred debenture financing costs ($104,880 at December 29, 1996) will be amortized ratably over the remaining 4-year life of the debentures.

      IMPAIRMENT OF LONG-LIVED ASSETS
      Long-lived assets and identifiable intangibles (including goodwill) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. During late 1996, the Company placed its Huntsville, Alabama facility for sale. The facility is currently recorded in the accompanying balance sheet at approximately $1,205,000 and has been separately identified as "Assets held for sale, net". An impairment charge of approximately $50,000 was recorded in 1996 related to this facility and is included as an indirect cost in the Technical Services and Products segment in the accompanying Statements of Operations.

      NET LOSS PER SHARE
      Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during each of the years presented. Common stock equivalents were anti-dilutive in both years.

      STATEMENTS OF CASH FLOWS
      Supplemental disclosures of cash flow information are as follows:

                                                       1996            1995
                                                  ------------     -----------
      A.      Cash paid during the year for-
                           Interest               $   109,600      $    78,000
                           Income taxes           $    23,500      $     5,700


      B. In 1995, the Company issued 12,000 shares of common stock with a market value of $36,960 under its Restricted Stock Bonus Plan.


      C. Capital lease obligations of $143,000 (net present value) and $477,000 (net present value) were incurred during 1996 and 1995, respectively, when the Company entered into various leases for new equipment.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present values or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

      The carrying amount reported in the balance sheet approximates the fair value for cash, accounts receivable, accounts payable and other variable rate debt (including borrowings under the line of credit agreement).

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


      The carrying amount of the Company's fixed rate convertible debentures reported in the balance sheet at December 29, 1996 approximates the fair value of the instrument as the debenture's interest rate is comparable to other small security issuers and the debentures are collateralized.

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                                                1996
                                                                           --------------
       U.S. Government:
         Amounts billed, excluding retainages                              $    1,321,277
         Recoverable costs and accrued profits not yet billed,
           including retainages                                                    86,661
                                                                                1,407,938
       Commercial and other                                                       310,180
       Contract reserves and allowances for doubtful accounts                    (236,000)
                                                                           --------------
                                                                           $    1,482,118
                                                                           ==============

     U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Unbilled receivables represent revenue recognized for work performed prior to year-end, which had not been billed. The government unbilled receivables can be invoiced in accordance with funding on cost-type contracts or upon attaining certain milestones under fixed-price contracts.

     Retainages, of approximately $34,000 at December 29, 1996, will be collected upon job completion or settlement of audits performed by cognizant U.S. Government audit agencies. Company cost records have been audited through 1993. In the year an audit is settled, the difference between audit adjustments and previously established reserves is reflected in income. Management anticipates that a substantial portion of the December 29, 1996 unbilled retainages will not be billed until after 1997.

     Contract reserves and allowances for doubtful accounts have been provided where less than full recovery under the contract is expected.

3.   ACCOUNTS RECEIVABLE FINANCING

     In 1996, the Company has a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $1.5 million Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($900,000 at December 29, 1996 and $917,000 at December 31, 1995) constitute proceeds under the note which bears interest at an annual rate of prime plus 1.5% (total rate approximately 9.75% at December 29, 1996; previously the annual rate was prime plus 3% totaling 11.50% at December 31, 1995). The maximum borrowings available based upon the level of accounts receivable were $1,308,000 and $917,000 at year-end 1996 and 1995, respectively. The

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Company must also pay certain administrative and commitment fees which are expected to be less than $1,000/month. This agreement was revised in June 1996 and extended through May 1997.

     This $1.5 million line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions were waived by the Bank in connection with the issuance of the Company's convertible debentures.

     In 1995, the Company had a Purchase and Assignment Agreement ("Agreement") regarding its accounts receivable with Capitol Resource Funding, Inc.
     ("Capitol"). Under the Agreement, Capitol would purchase certain of the Company's accounts receivable. The Company generally received 80% of the invoice amount at the time of purchase and the balance when the invoice was paid. The Company was charged an interest fee on the funded amount at an annualized rate of 20%, payable at the time each invoice was paid.

4.   LONG-TERM DEBT

     Long-term debt consists of the following:

     A)  INDUSTRIAL REVENUE BOND

                                                             1996
                                                        -------------
              Industrial Development First
                 Mortgage Revenue Bond                  $     233,320
              Less:  Current portion                           80,001
                                                        -------------

              Long-term debt                            $     153,319
                                                        =============

      In 1984, in connection with the construction of an office and plant facility in Huntsville, Alabama, the Company entered into a financing agreement with the Industrial Development Board ("Board") of the City of Huntsville and AmSouth Bank, N.A. Under the terms of the agreement, an Industrial Development First Mortgage Revenue Bond-Series 1984 in the amount of $1,200,000, with interest at a floating rate of 75% of the bank's prime rate, was issued by the Board to AmSouth Bank, N.A. and guaranteed by the Company.

      Monthly repayments of principal are approximately $6,667 ($80,001 per annum) plus interest. The interest rate at December 29, 1996 was 6.2%. After the Revenue Bond is fully repaid in the year 1999, the Company is obligated to pay an additional $18,000 and take legal title to the facility. Accordingly, the Company has capitalized the assets related to this agreement. (See Note 6).

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


      Future payments of this debt are summarized as follows:


                   1997                       $      80,001
                   1998                              80,001
                   1999                              73,318
                                              -------------

                    Total                     $     233,320
                                              =============



      B) 10% CONVERTIBLE COLLATERALIZED DEBENTURES
      In December 1995, the Company effected a private placement of $535,000 of 10% Convertible Collateralized Debentures ("Debentures"). An additional $865,000 of these Debentures were sold in 1996. The Debentures pay interest quarterly at 10% per year and are convertible into a share of common stock at a conversion price of $3.50 per share. The Debentures may be called for redemption by the Company after December 1, 1997 at premiums ranging from 103% to 105% of face value. The Company can require conversion if the Company's common stock trades at or above $5.50 (subject to future adjustment) for 10 consecutive trading days. Other restrictions or requirements for conversion, such as an effective registration statement, also apply. The holders of the Debentures have certain demand and other registration rights upon conversion.

      The Debentures are collateralized with certain current assets (except accounts receivable) and certain fixed assets, subject to existing mortgage and lease obligations. As of the last day of each fiscal quarter the collateral shall have a value of at least 150% of the amount of the outstanding obligations and meet certain other requirements. As of December 29, 1996, the Company was in compliance with these collateral requirements.

      The Company is subject to default provisions for not meeting collateral requirements, failure to make timely interest payments and other standard representations and covenants. As of December 29, 1996, the Company is in compliance with such terms and conditions.

      The Debentures are due November 30, 2000 if not converted or called prior to maturity.

      C) CAPITAL LEASES
      The Company leases a variety of computer hardware and software and special equipment for its Image Synthesis and video laboratories, and other office equipment under capital leases. The fixed assets under capital leases are shown in Note 6.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


      The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 29, 1996:

          YEAR
          1997                                               $    145,000
          1998                                                    121,000
          1999                                                     32,000
          2000                                                     15,000
                                                             ------------

          Total minimum lease payments                            313,000

          Less:  Amount representing interest                      72,000

          Present value of net minimum lease payments        $    241,000
                                                             ============

5.    BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION

      The Company operates in two segments; technical services and products; and optoelectronic products and services. A major portion of the Company's total revenues has been derived from contracts, or subcontracts thereunder, with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. Contract revenues from programs for the U.S. Government accounted for approximately 83% for 1996 and 82% for 1995 of total revenues. The revenues and operating income of each of these business segments are separately reported in the Statements of Operations.

                                         Technical        Optoelectronic
                                         Services            Products
                                            and                 and            Corporate/
                                         Products            Services             Other               Total
                                     ----------------    ----------------   ----------------    ----------------
                   1996
        -------------------------

        Identifiable Assets          $      3,183,397    $      1,169,313   $      1,586,804    $      5,939,514

        Depreciation/Amortization    $        335,756    $        214,051   $         71,031    $        620,838

        Capital Expenditures         $         75,683    $        162,210   $         75,495    $        313,388


                   1995
        -------------------------

        Identifiable Assets          $      4,660,800    $        829,665   $        860,073    $      6,350,538

        Depreciation/Amortization    $        286,788    $        133,494   $         20,226    $        440,508

        Capital Expenditures         $        559,687    $        190,643   $         27,637    $        777,967



                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

        TECHNICAL SERVICES AND PRODUCTS
        The Company's largest contract is to support the Transportation Safeguards Division, Department of Energy (DoE), Kirtland Air Force Base, NM. This contract is to develop and conduct training for nuclear materials couriers. A contract for $16.3 million for the entire project was negotiated and definitized in March 1994. This contract is funded on an annual basis by the DoE. The Company is in the fourth year (first option year) for renewed support of DoE Transportation Safeguards Division, with one following optional year. The contract accounted for 22% ($2.5 million) and 20% ($2.7 million) of segment revenues for 1996 and 1995, respectively.

        The Company continues work which began in 1990 with Motorola, Inc. assisting in the design of the Iridium(R) satellite constellation that will provide global wireless communications to handheld telephones and pagers. The Company's contract to perform such work amounted to over 19% ($2.2 million) of segment revenues in 1996 and 17% ($2.3 million) in 1995.

        The Company has contracts with the U.S. Navy to provide engineering and logistics support for various undersea programs. Revenues derived from these programs were 17% ($2.0 million) and 15% ($2.0 million) of segment revenues for 1996 and 1995, respectively.

        OPTOELECTRONICS PRODUCTS AND SERVICES
        For 1996 and 1995, substantially all of the revenues were derived from subcontracts from the Company's Federal Systems Division, whose customers in turn are various departments or agencies of the U.S. Government.

6.      COMMITMENTS AND CONTINGENCIES

        LEASE OBLIGATIONS
        Leases that meet the criteria requiring capitalization as specified in Statement of Financial Accounting Standards No. 13 "Accounting for Leases" are capitalized. Such assets and the related liabilities (See
        Note 4) are included in the accompanying balance sheet. The balance sheet includes the following amounts for capitalized leases.

                                                                  1996
                                                            ----------------

              Assets held for sale                          $      1,205,409
              Production and special equipment                       473,566
              Furniture, equipment and other                         145,446
                                                            ----------------
                                                                   1,824,421
              Less-depreciation taken                                659,950
                                                            ----------------

                                                            $      1,164,471
                                                            ================


                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      The Company leases equipment and certain office facilities under operating leases generally ranging from one to five years with options to renew. The leases contain provisions to pay for proportionate increases in operating costs and property taxes. The Company is committed to pay aggregate rentals under these leases as follows:

                           1997                        $      476,000
                           1998                               276,000
                           1999                                43,000
                                                       --------------

                                                       $      795,000
                                                       ==============

     Rental expense charged to operations, including payments made under short-term leases, amounted to $741,000 and $844,000 in 1996 and 1995, respectively.

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

     The Company has made the deferred rent cash payments of $250,000. The contingent amounts due, if any, are to be paid quarterly. The period for computation of such contingent payments ends December 2004. Through December 29, 1996, contingent amounts totaling approximately $242,000 have been earned, paid and charged against the accrual. The $308,000 accrual as of December 29, 1996 represents the remaining contingent portion which is probable to be paid over the applicable consideration period.

     Per the Agreement, the Company agreed to pay 20% not to exceed $250,000 from the settlement from the lawsuit described below. As this legal proceeding was favorably concluded in 1996, the amount payable of $250,000 to the former landlord was expensed in this period and paid in 1996.

     LEGAL PROCEEDING
     In 1996, the Company and a corporate defendant reached an out-of-court settlement of the Company's previously reported 1994 lawsuit pending in the United States District Court in Albuquerque, New Mexico. The express terms of the settlement, including terms regarding

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     the confidentiality of the settlement, were definitized and full payment was received by the Company in 1996. Under the terms of the settlement, the Company netted in 1996 approximately $2.2 million from this legal settlement after payment of contingent attorney's fees of $1,525,000 and related expenses incurred in 1996 of $234,000. The Company had expensed approximately $384,000 in legal fees and related expenses in prior years.

7.   RETIREMENT PLAN

     The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Discretionary contributions are determined annually by the Board of Directors. Total authorized contributions under the matching contribution feature of the Plan were approximately $163,000 in 1996 and $145,000 in 1995. There were no discretionary contributions in these years.

     In accordance with the retirement plan and trust, as amended, such authorized contributions and the resulting annual expense can be reduced by forfeitures by terminated employees of unvested amounts of prior years' contributions. Forfeitures of $20,000 were utilized to reduce annual expenses in 1996. There were no such forfeitures utilized in 1995.

8.   INCOME TAXES

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The components of the Company's net deferred tax asset account are as follows as of December 29, 1996 and December 31, 1995:

                                                                             1996              1995
                                                                        --------------     -------------

             Acquisition NOL and tax credit carryforward                $      328,600     $     340,100
             NOL carryforward                                                  835,800           692,700
             Tax credit carryforward                                           120,000           105,000
             Allowance for doubtful accounts                                    82,600            72,100
             Depreciation and amortization                                    (142,600)         (153,100)
             Accrued employee benefit costs                                     93,300            92,100
             Lease settlement accrual                                          107,900           132,700
             Other                                                             109,100           (66,200)
             Valuation Reserve                                              (1,534,700)       (1,215,400)
                                                                        --------------     -------------

                Net Deferred Tax Asset                                  $          -0-     $         -0-
                                                                        ==============     =============

     As a result of an acquisition, the Company has net operating loss ("NOL") and tax credit carryforwards of approximately $726,000 and $75,000, respectively, that are available,

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     subject to certain limitations, to offset future book and taxable income and taxes payable. The net operating loss begins to expire in 2001 and the tax credits expire through 2009. These carryforwards, when utilized, will be used partially to offset previously recorded goodwill.

     The  Company  also  has  a  regular  NOL  of  $2,388,000   and  tax  credit
     carryforwards of $120,000 that are available, subject to certain limitations, to offset book income and future taxes payable. The NOL and tax credit and carryforwards expire through 2012 and 2007, respectively.

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

     The Company recorded no benefit or provision for income taxes in 1996. The components of the benefit from income taxes in 1995 consisted of the following:

                                                              1995
                                                        ---------------
     CURRENTLY PAYABLE

         Federal                                        $       (12,797)
         State                                                    5,751
                                                        ---------------
                                                                 (7,046)
                                                        ---------------
     DEFERRED

         Federal                                                     --
                                                        ---------------
         State                                                       --
                                                        ---------------

         Total                                          $        (7,046)
                                                        ===============


9.   STOCK OPTION AND STOCK BONUS PLANS; OTHER STOCK OPTIONS

     An Option and Stock Appreciation Rights Plan was adopted in March 1988. This Plan reserved 850,000 shares of the Company's unissued shares for option and stock appreciation rights ("SAR") grants. This Plan expired in January 1997. Options, which may be tax qualified ("ISOs") and non-qualified ("NSOs"), are exercisable for a period of up to 10 years at prices at or above market price as established on the date of grant. The activity in this plan for the last two years is as follows.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                         NUMBER OF SHARES                     PRICE PER SHARE
                                     ---------------------------          -----------------------
     Outstanding, 12/25/94                       613,811                  $   2.50   -   $   3.00
         Granted                                 107,550                  $   3.08   -   $   3.50
         Canceled/Expired                        (48,500)                 $   2.50   -   $   2.52
                                           -------------
     Outstanding, 12/31/95                       672,861                  $   2.50   -   $   3.50
         Granted                                 259,500                  $   3.00
         Canceled/Expired                        (89,750)                 $   2.50   -   $   3.50
         Exercised                               (12,000)                 $   2.50   -   $   2.94
                                           -------------
     Outstanding, 12/29/96                       830,611                  $   2.50   -   $   3.08
                                           =============
     Exercisable, 12/29/96                       595,590                  $   2.50   -   $   3.08
                                           =============

     The weighted average price for options outstanding and exercisable was $2.97 and $2.95, respectively. The weighted average life for options outstanding and exercisable was 3.7 years and 3.0 years, respectively. As of December 29, 1996 there were 7,389 shares available for future grants of options or SARs. There are no SARs outstanding.

     The 1996 Stock Option and Appreciation Rights Plan ("1996 Plan") was adopted in August 1996 and approved by the shareholders in November 1996. This plan reserves 300,000 shares of the Company's unissued shares for option and SAR grants. This plan expires in 2006. ISO or NSO options are exercisable for a period up to 10 years at prices at or above market as established on the date of the grant. No shares had been granted as of December 29, 1996. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares to which the rights were awarded. Increases and decreases in the market price of the stock also cause an increase in or reduction to plan expense to record the impact of the SARs outstanding.

     The Incentive Stock Option Plan expired in March 1992. The Plan reserves shares of the Company's unissued shares for options previously granted. At December 29, 1996, there were 2,000 options granted at a price of $3.00 per share, as follows:

                                                        SHARES            OPTION PRICE
                                                     ------------      ------------------
     Outstanding at December 25, 1994                     163,400      $  2.52   -   3.25
         Expired                                           (8,500)     $  2.52   -   3.00
                                                     ------------
     Outstanding at December 31, 1995                     154,900      $  2.52   -   3.25
         Canceled/Expired                                (125,900)     $  2.52   -   3.25
         Exercised                                        (27,000)     $  2.52
                                                     ------------
     Outstanding and exercisable
      at December 29, 1996                                  2,000      $  3.00
                                                     ============

     The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company's unissued shares for awards. The Board awarded 12,000 shares in 1995 and no shares in 1996. As of December 29, 1996, there were 22,050 shares available for award under the Plan.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has historically accounted for employee stock options or similar equity instruments under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     SFAS No. 123 allows an entity to continue to use the intrinsic value method and Management has elected to do so. However, entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs may not be representative of the cost to be expected in future years. Accordingly, net income and earnings per share would be as follows:

                      YEAR
                      ENDED                    AS REPORTED                          PRO FORMA
                     -------        --------------------------------    --------------------------------
                                                            PER                                 PER
                                       NET LOSS            SHARE           NET LOSS            SHARE
                                    ---------------   --------------    --------------    --------------
                      1996          $    (1,333,684)  $        (0.37)   $   (1,446,101)   $        (0.40)

                      1995          $    (1,427,454)  $        (0.49)   $   (1,470,241)   $        (0.50)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995; no dividend yield, 70 percent volatility, risk-free interest rates approximating 6 percent and expected lives of 3 to 5 years. The weighted average grant date fair value of the options issued in 1996 and 1995 was approximately $1.75 and $1.59, respectively.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

10.  COMMON STOCK OFFERING; WARRANTS; PREFERRED STOCK

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

     In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated from time-to-time by the Board of Directors in accordance with applicable state and federal law.

                                ESSEX CORPORATION
                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report dated March 21, 1997, included in this Form 10-KSB, into Essex Corporation's previously filed Registration Statement on Form S-8, File No. 33-47900.



                                                  Arthur Andersen LLP




Washington, D.C.,
March 21, 1997