Form 10QSB
period 1997-03-30
ESSEX CORPORATION
filed 1997-05-20
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1997.

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               For the transition period           to
                                         ---------    ---------

                         Commission File Number 0-10772


                                ESSEX CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Virginia                                                    54-0846569
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

9150 Guilford Road, Columbia, Maryland                               21046-1891
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code: (301) 959-7000


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X       NO
        -----          -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.
                                                                  OUTSTANDING
                CLASS                                         AT MARCH 30, 1997
                -----                                         -----------------
Common Stock, par value $0.10 per share                            3,626,098

                                ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 1996.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                              March 30,               December 29,
                                                                                1997                      1996
                                                                             (unaudited)                (audited)
     ASSETS


CURRENT ASSETS
  Cash                                                                  $            856,200      $          1,507,603
  Accounts receivable, net                                                         1,668,224                 1,482,118
  Inventory                                                                          673,856                   482,317
  Prepayments and other                                                              149,945                   156,041
                                                                        --------------------      --------------------
                                                                                   3,348,225                 3,628,079
                                                                        --------------------      --------------------


PROPERTY AND EQUIPMENT
  Production and special equipment                                                 1,597,405                 1,596,491
  Furniture, equipment and other                                                   1,537,773                 1,533,467
                                                                        --------------------      --------------------
                                                                                   3,135,178                 3,129,958
  Accumulated depreciation and amortization                                       (2,585,683)               (2,501,651)
                                                                        --------------------      --------------------
                                                                                     549,495                   628,307
                                                                        --------------------      --------------------

OTHER ASSETS
  Assets held for sale, net                                                        1,205,409                 1,205,409
  Patents, net                                                                       177,916                   169,657
  Goodwill, net                                                                      129,533                   144,486
  Deferred debenture financing                                                        98,325                   104,880
  Other                                                                               44,505                    58,696
                                                                        --------------------      --------------------
                                                                                   1,655,688                 1,683,128
                                                                        --------------------      --------------------

TOTAL ASSETS                                                            $          5,553,408      $          5,939,514
------------                                                            ====================      ====================




The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                              March 30,               December 29,
                                                                                1997                      1996
                                                                             (unaudited)                (audited)
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of Industrial Revenue Bond                            $             80,001       $             80,001
  Current portion of capital leases                                                  105,806                    111,895
  Bank line of credit                                                                758,469                    900,000
  Accounts payable                                                                 1,012,082                    506,999
  Accrued wages and vacation                                                         533,242                    350,099
  Deferred revenues and loss reserves                                                240,000                    640,000
  Accrued lease settlement                                                           299,551                    308,237
  Other accrued expenses                                                             611,742                    631,045
                                                                        --------------------       --------------------
                                                                                   3,640,893                  3,528,276


LONG-TERM DEBT
Industrial Revenue Bond, net of current portion                                      133,318                    153,319
10% Collateralized Convertible Debentures Due 2000                                 1,400,000                  1,400,000
Capital leases, net of current portion                                               106,157                    128,850
                                                                        --------------------       --------------------

  Total Liabilities                                                                5,280,368                  5,210,445
                                                                        --------------------       --------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock,  $0.10 par value;  25 million shares  authorized;  3,626,098 and
    3,625,098 shares issued
    and outstanding for 1997 and 1996, respectively                                  362,610                    362,510
  Contributions in excess of par value                                             5,316,308                  5,313,888
  Retained deficit                                                                (5,405,878)                (4,947,329)
                                                                        --------------------       --------------------
                                                                                     273,040                    729,069
                                                                        --------------------       --------------------


TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                    $          5,553,408       $          5,939,514
--------------------                                                    ====================       ====================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 30, 1997 AND MARCH 31, 1996


                                                                                  1997                      1996
                                                                               (unaudited)               (unaudited)
  Technical Services and Products:
  Revenues                                                                 $        2,868,503        $        3,774,279
  Direct costs                                                                     (2,190,618)               (2,549,979)
  Indirect costs                                                                     (722,034)               (1,073,755)
                                                                           ------------------        ------------------

      Operating Income (Loss) - Technical
       Services and Products                                                          (44,149)                  150,545
                                                                           ------------------        ------------------

Optoelectronic Products and Services:
  Revenues                                                                            678,651                   471,011
  Cost of goods sold and services provided                                           (436,515)                 (754,995)
  Engineering and product development expenses                                       (214,954)                 (157,500)
  Selling, general and administrative expenses                                       (389,430)                 (314,988)
                                                                           ------------------        ------------------

      Operating Loss - Optoelectronics Products and Services                         (362,248)                 (756,472)
                                                                           ------------------        ------------------

         Total Operating Loss                                                        (406,397)                 (605,927)

Gain on settlement of lawsuit,
  net of related expenses of $1,773,578 in 1996                                            --                 2,226,422
Lease settlement                                                                           --                  (250,000)
Interest expense                                                                      (52,152)                  (45,552)
                                                                           ------------------        ------------------

Income (Loss) Before Income Taxes                                                    (458,549)                1,324,943

  Provision for income taxes                                                               --                   254,300
                                                                           ------------------        ------------------

Net Income (Loss)                                                          $         (458,549)       $        1,070,643
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,625,911                 3,593,183
                                                                           ==================        ==================

Earnings (Loss) Per Share
  Primary                                                                  $            (0.13)       $             0.30
                                                                           ==================        ==================
  Fully Diluted                                                            $            (0.13)       $             0.28
                                                                           ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 30, 1997 AND MARCH 31, 1996


                                                                                1997                1996
                                                                             (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                        $     (458,549)     $    1,070,643
  Adjustments to reconcile Net Income (Loss) to Net Cash
   (Used In) Provided By Operating Activities:


   Depreciation and amortization                                                  108,088             166,313
   Provision for contract reserves                                                     --             250,000
   Gain on sale/retirement of fixed assets                                         (1,780)               (850)


  Change in Assets and Liabilities:
   Accounts receivable                                                           (186,106)            183,452
   Inventory                                                                     (191,539)            (87,194)
   Prepayments and other assets                                                     9,481               6,303
   Goodwill                                                                            --             204,299
   Accounts payable                                                               505,083             116,083
   Accrued lease settlement                                                        (8,686)            220,000
   Other liabilities                                                             (236,160)            326,454
                                                                           --------------      --------------


  Net Cash (Used In) Provided By Operating Activities                            (460,168)          2,455,503
                                                                           --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (5,221)            (43,367)
  Proceeds from sale of fixed assets                                                1,780                 850
                                                                           --------------      --------------


  Net Cash Used In Investing Activities                                            (3,441)            (42,517)
                                                                           --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                        (141,531)           (239,970)
  Repayment of long-term debt                                                     (20,001)            (20,000)
  Proceeds from exercises of stock options                                          2,520             100,240
  Issuance of convertible debentures, net of financing costs                           --             764,737
  Payment of capital lease obligations                                            (28,782)            (82,014)
                                                                           --------------      --------------


  Net Cash (Used In) Provided By Financing Activities                            (187,794)            522,993
                                                                           --------------      --------------


CASH AND CASH EQUIVALENTS
   Net increase (decrease)                                                       (651,403)          2,935,979
   Balance - beginning of period                                                1,507,603             822,065
                                                                           --------------      --------------
   Balance - end of period                                                 $      856,200      $    3,758,044
                                                                           ==============      ==============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:       General

FISCAL YEAR

Essex Corporation (the "Company") is on a 52-week fiscal year ending the last Sunday in December.

NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No. 128, "Earnings Per Share" and No. 125 "Disclosure of Information about Capital Structure" are effective for periods ending after December 15, 1997. The information required will be provided in the Company's 1997 year end financial statements.

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

IMPORTANT BUSINESS RISK FACTORS

Historically the Company has been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense.

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

The Company has incurred losses over the past three years, primarily due to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment. The Optoelectronics Products and Services business segment is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $150,000 per month. If current conditions remain unchanged, the Company would not be able to sustain its business without additional working capital.

                                ESSEX CORPORATION

The Company is attempting to address the working capital shortfall, principally by seeking additional funds from private financing sources. If necessary, the Company may sell certain operations or may sell other assets which are underutilized or deemed not to be a part of its ongoing operations. The Company has placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures. There are no definitive arrangements for sales for any such assets at this time.

The Company is seeking additional funds from private financing sources to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Significant delays in the commercialization of the Company's optoelectronic products or failure to raise substantial additional working capital and to commercialize would have a significant adverse effect on the Company's future operating results and future financial position.

The current receivable financing arrangement expires May 31, 1997 (see Note 3). While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change. If the current arrangement is not renewed, the Company will need to obtain financing from other sources to finance its operations.

NOTE 2:       Net Income (Loss) Per Share

Net income (loss) per share has been calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock equivalents were excluded from the computation of primary earnings per share for 1997 because their effect was antidilutive. Fully diluted earnings per share were different from primary earnings per share in the first quarter of 1996 due to the consideration of the dilutive effect of the convertible debentures.

NOTE 3:       Accounts Receivable Financing

The Company has a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $1.5 million Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($758,469 at March 30, 1997 and $900,000 at December 29, 1996) constitute proceeds under the note which bears interest at an annual rate of prime plus 1.5% (total rate approximately 10.00% at March 30, 1997 and 9.75% at December 29, 1996). The maximum borrowings available based upon the level of accounts receivable were $758,469 at March 30, 1997 and $1,308,000 at December 29, 1996. The Company must also pay certain administrative and commitment fees which are expected to be less than $1,000/month. This agreement expires May 31, 1997.

This $1.5 million line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions were waived by the Bank in connection with the issuance of the Company's convertible debentures.

                                ESSEX CORPORATION


NOTE 4:       Commitments and Contingencies

LEASE SETTLEMENT

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the remaining terms of the Settlement Agreement ("Agreement"), the Company agreed to make contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets, the total of such payments not to exceed $550,000. The Company also issued an option to purchase up to 125,000 shares of the Company's stock at an exercise price (subject to adjustment) of $2 per share. The option is exercisable through December 31, 2004 and has certain registration rights upon exercise of the option.

The contingent amounts due are to be paid quarterly. The period for computation of such contingent payments ends December 2004. The $300,000 accrual as of March 30, 1997 represents the remaining contingent portion which is probable to be paid over the applicable consideration period.

In accordance with the Agreement, the Company agreed to pay 20% (not to exceed $250,000) from the settlement from the lawsuit described below. As this legal proceeding was favorably concluded in 1996, the amount payable of $250,000 to the former landlord was expensed in the first quarter of 1996 and paid in April 1996.

LEGAL PROCEEDING

In 1996, the Company and a corporate defendant reached an out-of-court settlement of the Company's previously reported 1994 lawsuit pending in the United States District Court in Albuquerque, New Mexico. The express terms of the settlement, including terms regarding the confidentiality of the settlement, were definitized and full payment was received by the Company in 1996. Under the terms of the settlement, the Company netted in 1996 approximately $2.2 million from this legal settlement after payment of contingent attorney's fees of $1,525,000 and related expenses incurred in 1996 of $249,000. The Company had expensed approximately $384,000 in legal fees and related expenses in prior years.

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

                                ESSEX CORPORATION


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

NOTE 6:       Income Taxes

The Company was in a net operating loss (NOL) carryforward position for book and tax purposes; such NOL was utilized to reduce the provision for income taxes in the first quarter of 1996.

NOTE 7:       Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows:

       Capital lease obligations of $59,642 were incurred during the first quarter of 1996, when the Company entered into various leases for new equipment. There were no new leases entered into in the first quarter of 1997.

                                ESSEX CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

TECHNICAL SERVICES AND PRODUCTS

At March 30, 1997, the Technical Services and Products contract backlog was $14.9 million ($4.8 million funded and $10.1 million unfunded). Funded contract backlog generally consists of the sum of all contract amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Unfunded contract backlog generally is the amount of work on contracts which has not yet been funded (such as for option years, open purchase orders and indefinite quantity contracts).

The costs of completing such contracts in backlog are estimated to be 92-94% of such backlog and generally result in gross profit margins of 6-8% before such costs as interest expense, amortization of intangibles, volume variance and income taxes. However, there can be no assurances that revenues from this contract backlog or the gross margins therefrom will ultimately be realized. The mix of contracts in this total backlog of approximately $14.9 million is approximately: $12.0 million (81%) in cost-plus-fee type contracts; $2.0 million (13%) in time and material and $0.9 million (6%) in fixed-price type contracts. Costs are charged to contracts as incurred as the Technical Services and Products segment is generally providing labor-based services and therefore does not normally accumulate or stock inventory. The

                                ESSEX CORPORATION

percentage-of-completion   method  of   accounting   is  utilized   for  revenue
recognition. Anticipated losses, if any, are recognized as soon as they become known.

OPTOELECTRONIC PRODUCTS AND SERVICES

In mid-1996, the Company completed initial development of its first ImSyn(TM) processor prototype. The Company has entered the synthetic aperture radar (SAR) imaging and magnetic resonance imaging (MRI) markets. During late 1996, the Company initiated production plans to build ten additional ImSyn(TM) Processors which were released to manufacture in early 1997. The SAR market consists of aerospace prime contractors, subcontractors and government laboratories, while the initial MRI market consists of luminary medical research centers. In addition, the Company is continuing to present both its ImSyn(TM) Processor and its Synthetic Aperture Microscope ("SAM") design model to original equipment manufacturers for their consideration. The SAM is sponsored in part by a U.S. Government development contract.

The Company has ongoing efforts for further product development and applications engineering. In accordance with generally accepted accounting principles governing such engineering and development expenses, costs of approximately $215,000 and $158,000 have been recognized through the Company's statements of operations as first quarter 1997 and 1996 period expenses, respectively.
Additional funding is necessary for commercial products' inventory buildup, marketing and further development of commercial applications and products.

At March 30, 1997, the Optoelectronic Products and Services segment has a backlog of approximately $950,000 ($400,000 funded and $550,000 unfunded) which is comprised of cost- plus-fixed-fee (84%) and fixed-price (16%) contracts from the U.S. Government. There is a contract which was received in July 1996 included in this backlog with a remaining value of approximately $280,000 (funded value of $30,000) for delivery of an optoelectronic processor utilizing ImSyn(TM) technology and related services to U.S. Government end-users. Another contract with a remaining funded value of $157,000 is for government-sponsored research utilizing an ImSyn(TM) unit in synthetic aperture microscope applications. Additional backlog of approximately $350,000 (funded value of $50,000) is included from another U.S. Government customer to complete the prototype optoelectronic range-doppler imager and demonstrate new radar techniques to combat ballistic missile threats.

OPERATING RESULTS

TECHNICAL SERVICES AND PRODUCTS:

REVENUES

This segment's revenues for the first thirteen weeks of 1997 totaled $2,869,000, which was $905,000 (24%) less than the $3,774,000 reported during the same period in 1996. Revenues for the 1997 first quarter were approximately $1.4 million in SED and $1.5 million in FSD as compared to $1.2 million in SED and $2.6 million in FSD in the 1996 first quarter. FSD continues to experience a slowdown in receipt of new awards and funding on existing contracts with U.S. Government customers.

                                ESSEX CORPORATION


INCOME

This segment had an operating loss in the first quarter of 1997 of $44,000 compared with an operating profit of $151,000 (4.0% gross profit) in the same quarterly period of 1996. In this segment, the Company experienced in its Federal Systems Division additional unanticipated overruns in the final phase of a $3.6 million program ("Trainers program") which spanned three years to provide training devices to a U.S. Government customer. This segment recognized approximately $250,000 of loss on this Trainers program during the first quarter of 1997 as compared to a profit of $15,000 in the first quarter of 1996. During early 1996, the Company was not estimating that this contract would incur losses. This program is scheduled to be completed in mid 1997.

Direct costs have increased as a percentage of revenues to 76.4% in the first thirteen weeks of 1997 and as compared to 67.6% for the same period in 1996. The direct costs necessary to complete the Trainers program exceed the revenue recognized on that program.

OPTOELECTRONIC PRODUCTS AND SERVICES:

REVENUES

This segment's revenues for the first thirteen weeks of 1997 totaled $679,000 as compared to $471,000 in the same period of 1996. During the first quarter of 1997, an order from a government customer for an ImSyn(TM) unit was filled from inventory and recognized as a $250,000 product sale. The remaining revenues for the quarter of approximately $429,000 were from a mix of labor services and recoverable direct costs on government contracts. During the 1997 first quarter, work on two contracts was performed and components were being assembled for delivery of an optoelectronic processor on each contract using ImSyn(TM) technology together with related services. Work was also performed on another contract for government-sponsored research on the Company's proprietary synthetic aperture microscope technology. This technology will utilize the ImSyn(TM) unit.

INCOME

This segment had an operating loss of $362,000 in the first quarter of 1997 as compared to an operating loss of $756,000 in the same period of 1996. Initial revenues are comprised primarily of services provided. The cost of goods sold exceeded revenues in the first quarter of 1996 as cost overruns were incurred on two initial government contracts to provide optoelectronic processors. A contract reserve provision of $250,000 was made in the first quarter of 1996 for these two overrun contracts and is included in cost of goods sold. The completion status of these fixed-price contracts to deliver an optoelectronic correlator and to deliver the first optoelectronic processor were negatively impacted by design and specification changes which were not recoverable under the contracts.

Beginning January 1, 1996, this segment began to establish a manufacturing operation for optoelectronic products. As the manufacturing operation is its initial phase, a portion of manufacturing overhead is underabsorbed. Such additional expense was $60,000 in the first

                                ESSEX CORPORATION

quarter of 1997 and $56,000 in the same quarterly period of 1996 and such costs are included in cost of goods sold.

The segment incurred expenses in connection with the development of the initial ImSyn(TM) prototype and further product development and applications engineering. Such expenses were $215,000 in the first thirteen weeks of 1997 and $158,000 in the same period of 1996.

In addition to the engineering and product development expenditures, this segment is increasing expenditures for selling, general and administrative expenses in order to achieve initial market penetration. Such expenditures were $389,000 in the first thirteen weeks of 1997 and $315,000 in the same period of 1996.

CORPORATE MATTERS

Total revenues were $3,547,000 in the first thirteen weeks of 1997, a decrease of $698,000 or 16% over the $4,245,000 in the same period of 1996. There was a net loss of $459,000 or $0.13 per share (primary) for the first quarter 1997 compared to net income of $1,071,000 or $0.30 per share (primary). In 1996, there was the gain on settlement of a lawsuit (approximately $2,226,000, or $0.62 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). Excluding these items, results from total operations would have produced a net loss of $651,000 or $0.18 per share in the first quarter of 1996. The primary income (loss) per share results are computed on weighted average shares outstanding of 3,626,000 in 1997 compared to 3,593,000 in 1996.

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

Total interest costs were $52,000 in the first quarter of 1997 as compared to $46,000 in the same quarterly period of 1996. In 1997, the Company's interest costs increased due to higher average borrowings under its bank line of credit.

The Company is in a net operating loss (NOL) carryforward position for book and income tax purposes. The provision for income taxes was reduced in the first quarter of 1996 by use of NOL carryforward amounts. No provision or benefit from income taxes was recognized in the first quarter of 1997.

                                ESSEX CORPORATION


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                   SELECTED FINANCIAL DATA ($ Thousands)

                                                                               AS OF

                                                       March 30,         December 29,           March 31,
                                                         1997                1996                 1996
Total Assets                                       $          5,553     $         5,940      $        8,767

Working Capital (Deficit)                          $           (293)    $           100      $        2,524

Current Ratio                                                0.92:1              1.03:1              1.65:1

Current and Long-Term Debt                         $            213     $           233      $          293
Current and Long-Term
     Capital Leases                                             212                 241                 269
Bank Line of Credit                                             758                 900                 677
10% Convertible Debentures Due 2000                           1,400               1,400               1,400
                                                   ----------------     ---------------      --------------
     Total Debt/Financing                          $          2,583     $         2,774      $        2,639
                                                   ================     ===============      ==============

Stockholders' Equity                               $            273     $           729      $        3,131

The Company experienced a substantial decrease in its working capital and ratio due primarily to the net loss of $459,000 in the first quarter of 1997. The net loss was the primary factor in the $460,000 of net cash used in operations in the first quarter of 1997.

The Company has incurred losses over the past three years, primarily due to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment. The Optoelectronics Products and Services business segment is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $150,000 per month. If current conditions remain unchanged, the Company would not be able to sustain its business without additional working capital.

As previously disclosed in the Company's 1996 Form 10-KSB, the Company is attempting to address the working capital shortfall, principally by seeking additional funds from private financing sources. If necessary, the Company may sell certain operations or may sell other assets which are underutilized or deemed not to be a part of its ongoing operations. The Company has placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures. There are no

                                ESSEX CORPORATION

definitive arrangements for sales for any such assets at this time. There can be no assurance that the Company's attempts to raise working capital will be successful.

The Company is seeking additional funds from private financing sources to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Significant delays in the commercialization of the Company's optoelectronic products, failure to commercialize or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

The current receivable financing arrangement expires May 31, 1997. While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change. In order to fund its operations, the Company will be required to replace or extend such arrangement and to raise additional working capital. There can be no assurance that the Company will be successful in doing so.

Under the settlement agreement reached with the landlord, certain payments are triggered only by other future cash inflows. The remaining $300,000 contingent portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable.

The preceding paragraphs contain forward-looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the magnitude and timing of product sales and the magnitude of fixed costs.

                                ESSEX CORPORATION
                           PART II - OTHER INFORMATION

Item 5.      Other Information

Effective May 16, 1997, Mr. E. Ted Prince resigned from the Board of Directors for reasons related to other outside business commitments.

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

                                ESSEX CORPORATION
                                  (Registrant)



Date:  20 May 1997          /s/ Joseph R. Kurry, Jr.
                            ------------------------
                              Joseph R. Kurry, Jr.
              Vice President, Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)