Form 10QSB
period 1997-06-29
ESSEX CORPORATION
filed 1997-08-12
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997.


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

YES       X       NO

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                   Outstanding
                Class                                           at June 29, 1997
Common Stock, par value $0.10 per share                              3,626,098

Transitional Small Business Disclosure Format (Check One);

YES               NO     X

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

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                              June 29,                December 29,
                                                                                1997                      1996
                                                                             (unaudited)               (unaudited)
     ASSETS


Current Assets
  Cash                                                                  $            781,865      $          1,507,603
  Accounts receivable, net                                                           417,763                   431,870
  Inventory                                                                          781,006                   482,317
  Prepayments and other                                                               26,910                   115,735
  Net current assets of discontinued operations                                       42,797                    60,777
                                                                                   2,050,341                 2,598,302


Property and Equipment
  Production and special equipment                                                 1,016,458                 1,014,201
  Furniture, equipment and other                                                     849,660                   831,740
                                                                                   1,866,118                 1,845,941
  Accumulated depreciation and amortization                                       (1,530,442)               (1,396,475)
                                                                                     335,676                   449,466

Other Assets
  Net noncurrent assets of discontinued operations                                 1,176,833                 1,196,111
  Patents, net                                                                       176,625                   169,657
  Goodwill, net                                                                      114,579                   144,486
  Deferred debenture financing                                                        91,863                   104,880
  Other                                                                               31,092                    45,587
                                                                                   1,590,992                 1,660,721

TOTAL ASSETS                                                            $          3,977,009      $          4,708,489



The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                              June 29,                December 29,
                                                                                1997                      1996
                                                                             (unaudited)               (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Current portion of capital leases                                     $             82,285       $             82,284
  Bank line of credit                                                                406,890                    900,000
  8% Convertible notes payable                                                       230,000                         --
  Accounts payable                                                                   611,593                    278,284
  Accrued wages and vacation                                                         172,615                    156,064
  Deferred revenues and loss reserves                                                 20,000                    265,000
  Accrued lease settlement                                                           299,551                    308,237
  Refundable deposit on sale of discontinued operations                              200,000                         --
  Other accrued expenses                                                             630,520                    495,521
                                                                                   2,653,454                  2,485,390


Long-term Debt
  10% Collateralized Convertible Debentures Due 2000                               1,400,000                  1,400,000
  Capital leases, net of current portion                                              57,534                     94,030

Redeemable Preferred Stock - Series A                                                120,000                         --

  Total Liabilities                                                                4,230,988                  3,979,420

Commitments and Contingencies (Note 4)

Stockholders' Equity (Deficit)
  Common stock, $0.10 par value; 25 million shares
    authorized; 3,626,098 and 3,625,098 shares issued
    and outstanding for 1997 and 1996, respectively                                  362,610                    362,510
  Contributions in excess of par value                                             5,316,308                  5,313,888
  Retained deficit                                                                (5,932,897)                (4,947,329)
                                                                                    (253,979)                   729,069

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                          $          3,977,009       $          4,708,489

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 29, 1997 AND JUNE 30, 1996


                                                                                  1997                      1996
                                                                               (unaudited)               (unaudited)

Revenues                                                                   $        2,064,476        $        2,134,280
Cost of goods sold and services provided                                           (1,003,048)               (1,416,872)
Engineering and product development expenses                                         (389,056)                 (341,255)
Selling, general and administrative expenses                                       (1,440,417)               (1,836,481)

    Operating Loss                                                                   (768,045)               (1,460,328)

Gain on settlement of lawsuit,
  net of related expenses of $1,773,578 in 1996                                            --                 2,226,422
Lease settlement                                                                           --                  (250,000)
Interest expense                                                                     (116,550)                  (85,129)

Income (Loss) from Continuing Operations
  Before Income Taxes                                                                (884,595)                  430,965

  Provision for income taxes                                                               --                  (254,300)

Income (Loss) from Continuing Operations                                             (884,595)                  176,665

Income (Loss) from Discontinued Operations (Note 8)                                  (100,973)                  377,778

Net Income (Loss)                                                          $         (985,568)       $          554,443

Weighted Average Number of Shares
  Outstanding                                                                       3,626,005                 3,608,628

Primary Earnings (Loss) Per Share
  Continuing Operations                                                    $            (0.24)       $             0.05
  Discontinued Operations                                                               (0.03)                     0.10
                                                                           $            (0.27)       $             0.15

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 29, 1997 AND JUNE 30, 1996


                                                                                  1997                      1996
                                                                               (unaudited)               (unaudited)

Revenues                                                                   $          890,797        $        1,028,615
Cost of goods sold and services provided                                             (429,184)                 (510,116)
Engineering and product development expenses                                         (174,102)                 (183,755)
Selling, general and administrative expenses                                         (615,938)                 (907,710)

    Operating Loss                                                                   (328,427)                 (572,966)

Interest expense                                                                      (64,398)                  (39,577)

Loss from Continuing Operations
  Before Income Taxes                                                                (392,825)                 (612,543)

  Provision for income taxes                                                               --                        --

Loss from Continuing Operations                                                      (392,825)                 (612,543)

Income (Loss) from Discontinued Operations (Note 8)                                  (134,194)                   96,343

Net Loss                                                                   $         (527,019)       $         (516,200)

Weighted Average Number of Shares
  Outstanding                                                                       3,626,098                 3,624,081

Primary Earnings (Loss) Per Share
  Continuing Operations                                                    $            (0.11)       $            (0.17)
  Discontinued Operations                                                               (0.04)                     0.03
                                                                           $            (0.15)       $            (0.14)

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 29, 1997 AND JUNE 30, 1996

                                                                                1997                1996
                                                                             (unaudited)         (unaudited)
Cash Flows From Operating Activities:
  Net Income (Loss)                                                        $     (985,568)     $      554,443
  Adjustments to reconcile Net Income (Loss) to Net Cash
   (Used In) Provided By Operating Activities:


      Depreciation and amortization                                               139,558             255,751
      Provision for contract reserves                                                  --             250,000
      Gain on sale/retirement of fixed assets                                      (4,554)               (850)


  Change in Assets and Liabilities:
      Accounts receivable                                                          14,107             179,632
      Inventory                                                                  (298,689)           (137,564)
      Prepayments and other assets                                                 91,258              (5,224)
      Goodwill                                                                         --             204,299
      Accounts payable                                                            333,309            (207,640)
      Accrued lease settlement                                                     (8,686)            (70,109)
      Other liabilities                                                           (93,450)             71,680
      Non-cash charges and working capital
        changes of discontinued operations                                         44,661             229,023

  Net Cash (Used In) Provided By Operating Activities                            (768,054)          1,323,441

Cash Flows From Investing Activities:
  Purchases of property and equipment                                              (4,595)            (81,770)
  Proceeds from sale of fixed assets                                                5,909                 798
  Net Cash Provided By (Used In) Investing Activities                               1,314             (80,972)


Cash Flows From Financing Activities:
  Short-term borrowings (repayments), net                                        (493,110)           (240,010)
  Issuance of convertible notes payable                                           230,000                  --
  Issuance of preferred stock                                                     120,000                  --
  Deposit on sale of operations                                                   200,000                  --
  Issuance of convertible debentures, net of financing costs                       26,134             756,614
  Proceeds from exercises of stock options                                          2,520             100,315
  Payment of capital lease obligations                                            (44,542)           (131,352)

  Net Cash Provided By Financing Activities                                        41,002             485,567


Cash and Cash Equivalents
   Net increase (decrease)                                                       (725,738)          1,728,036
   Balance - beginning of period                                                1,507,603             822,065
   Balance - end of period                                                 $      781,865      $    2,550,101

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:       General

Fiscal Year and Presentation

Essex Corporation (the "Company") is on a 52-week fiscal year ending the last Sunday in December. Certain amounts for 1996 have been reclassified to conform to the 1997 presentation.

New Accounting Pronouncements

Statements of Financial Accounting Standards No. 128, "Earnings Per Share" and No. 129 "Disclosure of Information about Capital Structure" are effective for periods ending after December 15, 1997. The information required will be provided in the Company's 1997 year end financial statements.

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

Beginning in 1989, the Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors. The long-term success of the Company in this area is dependent on its ability to successfully develop and market products related to its optoelectronic processors. The success of these efforts is subject to changing technologies, availability of financing, competition, and ultimately market acceptance.

The Company has incurred significant losses since 1989, primarily due to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining and expanding revenue volume in certain areas of the technical services business. The optoelectronics products and services business is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $100,000 per month. The Company has taken steps to increase revenue volume and reduce expenditures. If current conditions remain unchanged, the Company would not be able to sustain its business without additional working capital or further cost reductions.

                                ESSEX CORPORATION

The Company has addressed the current working capital shortfall by selling the majority of its technical services operations. In addition, the Company has placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures. One arrangement for the sale of certain operations was closed in early August and another arrangement is in the process of being definitized.

The Company continues to seek additional funds from private financing sources to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Significant further delays in the commercialization of the Company's optoelectronic products or failure to raise substantial additional working capital and to commercialize such optoelectronic products would have a significant adverse effect on the Company's future operating results and future financial position.

The current receivable  financing  arrangement expires August 31, 1997 (see Note
3). While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change. If the current arrangement is not renewed, the Company will need to obtain financing from other sources to finance its operations.

NOTE 2:       Net Income (Loss) Per Share

Net income (loss) per share has been calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock equivalents were excluded from the computation of primary earnings per share for 1997 because their effect was antidilutive or immaterial.

NOTE 3:       Accounts Receivable Financing

The Company has a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $1.0 million Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($406,890 at June 29, 1997 and $900,000 at December 29, 1996) constitute proceeds under the note which currently bears interest at an annual rate of prime plus 4.0% (previously 1.5% over prime through May 30, 1997; total rate approximately 12.50% at June 29, 1997 and 9.75% at December 29, 1996). The maximum borrowings available based upon the level of accounts receivable were approximately $412,000 at June 29, 1997 and $1,308,000 at December 29, 1996. The Company must also pay certain administrative and commitment fees which are expected to be less than $1,000/month. This agreement expires August 31, 1997.

This $1.0 million line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions were waived by the Bank in connection with the issuance of the Company's convertible debentures, preferred stock, 8% notes payable and divestiture of operations.

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

The contingent amounts due are to be paid quarterly. The period for computation of such contingent payments ends December 2004. The $300,000 accrual as of June 29, 1997 represents the remaining contingent portion which is probable to be paid over the applicable consideration period.

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

NOTE 5: Common Stock Offering; Warrants Outstanding; Preferred Stock; Convertible Notes Payable and Debentures

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

                                ESSEX CORPORATION

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

In connection with the issuance of 8% Convertible notes payable, the Company has reserved 460,000 shares of common stock for conversion.

In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated from time-to-time by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 par value and an 8% annual dividend. Such shares are redeemable after 90 days and before 1 year from date of issuance at the option of the holder. These preferred shares are convertible into shares of Essex common stock at $0.50 per share and have certain other conversion protection features. There were 1,200 shares of preferred stock issued and outstanding at June 29, 1997. The Company has reserved 240,000 shares of common stock for conversion.

The Company has reserved approximately 2,007,000 shares of common stock in connection with the convertible debentures, notes and preferred stock and the possible exercise of all such warrants.

NOTE 6:       Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. Such NOL was utilized to reduce the provision for income taxes in the first half of 1996 to $254,300. However, as no book or taxable income was ultimately realized in fiscal 1996, this provision was reversed in subsequent quarters of 1996.

NOTE 7:       Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows:

       Capital lease obligations of $115,722 were incurred during the first half of 1996, when the Company entered into various leases for new equipment. There were no new capital leases entered into in the first half of 1997.

                                ESSEX CORPORATION

NOTE 8:       Discontinued Operations

In June 1997, the Board of Directors unanimously approved, effective June 29, 1997, the disposition of the Systems Effectiveness Division ("SED") and
operations of the Federal Systems Division ("FSD") except for the telecommunications and government-related optoelectronics businesses which are comprised of different customers, a separate location in Columbia, Maryland and distinguishable operations. The operations to be discontinued comprised the majority of the Company's Technical Services and Products business operations.

On August 4, 1997, the Company completed the sale of certain of the assets and operations of FSD for approximately $225,000 in cash and assumption of certain liabilities of approximately $60,000. The estimated net gain of approximately $175,000 will be recognized in the third quarter of 1997. There is a contingent payment of $75,000 due upon award of certain new business expected during the 1997 third quarter which could increase the net gain.

Another portion of the operations of FSD which were performed primarily in the Company's facility in Huntsville, Alabama are being discontinued. There is one remaining contract which is expected to be completed in August 1997. The
Huntsville facility has been placed for sale and is included in the net noncurrent assets shown in the balance sheets.

On July 8, 1997, the Company entered into a Letter of Intent to sell SED. Negotiations are in process to finalize the sale and are expected to conclude during the third quarter of 1997.


Summarized results of operations for the discontinued operations are as follows:


                                   Six months ended June 29, 1997
                                   ------------------------------

                            Revenues                     Net Income (Loss)
                            --------                     -----------------

    SED              $            2,782,000          $                245,000

    FSD              $            1,625,000          $               (346,000)


                                   Six months ended June 30, 1996
                                   ------------------------------

                            Revenues                        Net Income
                            --------                        ----------

    SED              $            2,550,000          $                293,000

    FSD              $            2,960,000          $                 85,000

                                ESSEX CORPORATION

Net current and noncurrent assets are comprised of the following:

Net Current                                               As of                          As of
                                                      June 29, 1997                December 29, 1996

  Receivables, net                              $               896,588        $              1,002,676
  Other assets                                                   53,451                          53,415
  Accounts payable                                             (456,155)                       (181,145)
  Accrued wages and vacation                                   (212,507)                       (194,035)
  Other accrued liabilities                                    (238,580)                       (245,134)
  Deferred revenues and loss reserves                                --                        (375,000)
                                                $                42,797        $                 60,777

Net Noncurrent

  Property, plant and equipment,
     net of accumulated
     depreciation                               $             1,316,822        $              1,384,250

  Industrial Revenue Bond                                      (113,318)                       (153,319)
  Other long-term liabilities                                   (26,671)                        (34,820)
                                                $             1,176,833        $              1,196,111

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

Historically, Essex Corporation has been a diversified, technology-based company providing quality products and professional services to government and industry. Essex previously determined that it operated in two business segments: Technical Services and Products; and Optoelectronic Products and Services. The Company allocated its operations to the following business units:


     o   Systems Effectiveness Division (SED)
     o   Federal Systems Division (FSD)
     o   Commercial Products Division (CPD)


SED operated in the Technical Services and Products segment; CPD operated in the Optoelectronics Products and Services segment; and FSD operated in both segments.

In June 1997, the Board of Directors unanimously authorized the sale of the SED and the FSD operations (except for the telecommunications and government-related optoelectronics businesses). The historical technical services business areas were too diverse relative to the size of the Company. The Company intends to concentrate all its efforts and resources in commercializing its optoelectronics and telecommunications products and services. On August 4, 1997, the Company sold the FSD operations (except for the telecommunications and government-related optoelectronics businesses) for approximately $225,000 in cash and assumption of certain liabilities of approximately $60,000. The Company has signed a Letter of Intent to sell the SED operations and is currently negotiating the final terms of the proposed transaction. Effective June 29, 1997, the Company has presented the results of these SED and FSD operations as "discontinued operations". Prior years' figures have been restated to reflect the amounts of such discontinued operations.

Continuing operations reflect the results of the Commercial Products Division which provides optoelectronic products and services, as well as telecommunications engineering services. Continuing operations also include related optoelectronic products and services revenues provided to ongoing U.S. Government customers which were previously provided through the Federal Systems Division.

                                ESSEX CORPORATION


CONTINUING OPERATIONS

Revenues were $891,000 and $1,029,000 for the second quarters of 1997 and 1996, respectively, a decline of 13%. Revenues were $2,065,000 and $2,134,000 for the first half periods of 1997 and 1996, respectively, a decline of 3%. The Company's work for Motorola on its Iridium cellular satellite communication system accounted for revenues of $914,000 and $1,196,000 of the first half revenues for 1997 and 1996, respectively. This represented 44% and 56% of total revenues for the first half periods of 1997 and 1996, respectively. There was a decline in revenues from this program between the first half periods as tasks were completed for the initial satellite system. The Company continues to perform work on the current and successor satellite systems and has a backlog on the Motorola program of over $950,000. The Company has a backlog of approximately $700,000 on programs related to optoelectronic devices and services.

The decline in revenues on the Motorola contract were partially offset by the sale of one Imsyn(TM) unit for $250,000 during the first quarter of 1997 for U.S. Government end use under a development and applications contract. The Company does not have any firm orders for ImSyn(TM) units as of August 11, 1997.

There were losses from continuing operations of $328,000 and $573,000 in the second quarters of 1997 and 1996, respectively. There were losses of $768,000 and $1,460,000 in the first half periods of 1997 and 1996, respectively. Cost of goods sold and services provided for the first half of 1996 was 66.4% as compared to 48.6% in 1997. In 1996, significant additional costs in excess of amounts which could be recovered were incurred on two contracts for delivery of initial optoelectronic processor devices.

Selling, general and administrative expenses ("SG&A") were $1.8 million in the first half of 1996 compared to $1.4 million in the first half of 1997 on approximately the same overall revenue volume. The $400,000 of such higher SG&A expenses contributed to the larger loss in 1996.

Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The Company has reduced expenses between the 1996 and 1997 periods and expects to curtail expenditures where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses.

DISCONTINUED OPERATIONS

There was a loss from discontinued operations of $134,000 and $101,000 in the second quarter and first half periods of 1997, respectively. There was income from such discontinued operations of $96,000 and $378,000 in the second quarter and first half periods in 1996, respectively.

Discontinued operations are comprised of the results of the Systems Effectiveness Division and the operations of the Federal Systems Division except for the telecommunications and government-related optoelectronics businesses. During 1997 and 1996, the SED operations had first half sales of approximately $2.8 million and $2.6 million, respectively, and produced

                                ESSEX CORPORATION

income of approximately $250,000 during each first half period. A Letter of Intent has been signed to sell the SED operations. Negotiations are in process to definitize the terms of the sale and are expected to be concluded during the third quarter of 1997.

The FSD discontinued operations saw revenues decline from $3 million in the first half of 1996 to $1.6 million in the first half of 1997. There was a loss from operations of approximately $350,000 in the first half of 1997 compared to income of approximately $90,000 during the first half of 1996. During the first half of 1996, FSD was working on several programs, including a program to produce aviation maintenance trainers (the "Trainers Program"), which were estimated to be on budget and provided volume to recover indirect expenses. In late 1996, the Trainers Program incurred performance difficulties which produced losses on this program in the last quarter of 1996. Additional significant completion problems were encountered in the first half of 1997 which produced additional losses. FSD was unable to secure additional new business on a timely basis resulting in the decision to close the Huntsville, Alabama production facility concurrent with the end of the Trainers Program (rescheduled for late August 1997). The sale of certain other FSD technical service operations located elsewhere was completed in early August 1997 and the net gain will be reported in the third quarter of 1997.

CORPORATE MATTERS

There was a gain in 1996 on settlement of lawsuit (approximately $1,972,000 net of $254,000 of income taxes, or $0.55 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). The income
(loss) per share results are computed on weighted average shares outstanding of 3,609,000 in 1996.

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

In 1997, the Company's interest costs increased due to the increased borrowings under its line of credit. Total interest costs were $117,000 in the first half of 1997 compared to $85,000 in the same period of 1996.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first half of 1997. In the first half of 1996, the Company recorded a book income tax expense, although lower than at statutory rates. However, as no book or taxable income was ultimately realized in fiscal year 1996, this provision was reversed in subsequent quarters of 1996.

                                ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                            SELECTED FINANCIAL DATA ($ Thousands)
                                                            -------------------------------------
                                                                               AS OF
                                                       June 29,         December 29,            June 30,
                                                         1997                1996                 1996
                                                         ----                ----                 ----
Total Assets                                       $          3,977     $         4,708      $        6,237

Working Capital (Deficit)                          $           (603)    $           113      $        2,037

Current Ratio                                                0.77:1              1.05:1              1.97:1

Current and Long-Term
     Capital Leases                                $            140     $           176      $          189
Bank Line of Credit                                             407                 900                 677
Convertible Notes Payable                                       230                  --                  --
Convertible Debentures                                        1,400               1,400               1,400
     Total Debt/Financing                          $          2,177     $         2,476      $        2,266

Stockholders' Equity (Deficit)                     $           (254)    $           729      $        2,615

The Company experienced a substantial decrease in its working capital and ratio due primarily to the net loss of $986,000 in the first half of 1997. The net loss was the primary factor in the $768,000 of net cash used in operations in the first half of 1997.

At June 29, 1997, Company has negative working capital of approximately $600,000 and a stockholders' deficit of approximately $250,000. During June 1997, certain insiders and directors invested $350,000 in convertible unsecured notes payable and redeemable preferred stock. Such amounts are not considered equity since they are primarily considered debt instruments. The Company should have a positive equity after the conclusion of the sales of all discontinued operations as discussed below.

The Company has incurred significant losses over recent years, primarily due to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining and expanding revenue volume in certain areas of the technical services and products business. The optoelectronics products and services business is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $100,000 per month. The Company has taken steps to increase revenue volume and reduce expenditures. If current conditions remain unchanged, the Company would not be able to sustain its business without additional working capital or further cost reductions.

As previously discussed in the Company's 1996 Form 10-KSB, the Company has addressed the current working capital shortfall by selling the majority of its technical services operations. One arrangement for the sale of certain FSD operations was closed in early August and another

                                ESSEX CORPORATION

arrangement for the sale of SED operations is in the process of being definitized. The Company has also placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures.

The Company continues to seek additional funds from private financing sources to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Significant delays in the commercialization of the Company's optoelectronic products, failure to commercialize such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

The Company has approximately $780,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and consists of finished goods and work-in-process. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for sales of such units as of August 11, 1997.

The current receivable financing arrangement expires August 31, 1997. While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change. In order to fund its operations, the Company will be required to replace or extend such arrangement and to raise additional working capital. There can be no assurance that the Company will be successful in doing so.

Under the settlement agreement reached with the landlord, certain payments are triggered only by other future cash inflows. The remaining $300,000 contingent portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. The sales of the discontinued operations of the Company will require that a portion of the remaining $300,000 be paid from the proceeds from such sales.

The preceding paragraphs contain forward-looking statements and the factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the magnitude and timing of product sales and the magnitude of fixed costs.

                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Report on Form 8-K.

        (a)  Exhibits

             (i)   Exhibit 4 - Instruments defining the Rights of Holders

                   4.8      Specimen of Preferred Stock - Series A

             (ii)  Exhibit 10 - Material Contracts

                   10.16 Subscription Agreement Between the Company and Harry Letaw, Jr. and Joyce Letaw
                   10.17 Subscription Agreement Between the Company and Samuel Hopkins
                   10.18 Subscription Agreement Between the Company and Harold P. Hanson
                   10.19 8% Convertible Note Payable - Harry Letaw, Jr. and Joyce Letaw
                   10.20    8% Convertible Note Payable - Samuel Hopkins
                   10.21    8% Convertible Note Payable - Harold P. Hanson

             (iii) Exhibit 27 - Financial Data Schedule

                   27.1     Financial Data Schedule

        (b)  Reports on Form 8-K

             None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)



Date:  11 August 1997      -----------------------
                              Joseph R. Kurry, Jr.
                                 Vice President,
                      Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)