Form 10QSB
period 1997-09-28
ESSEX CORPORATION
filed 1997-11-06
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997


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

YES       X       NO
        -----         -----
State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                OUTSTANDING
                CLASS                                       AT OCTOBER 31, 1997
                -----                                       -------------------
Common Stock, par value $0.10 per share                           3,626,098

Transitional Small Business Disclosure Format (Check One);

YES               NO    X
        -----         -----

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

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                            September 28,             December 29,
                                                                                1997                      1996
                                                                             (unaudited)               (unaudited)
     ASSETS


CURRENT ASSETS
  Cash                                                                  $            495,728      $          1,507,603
  Accounts receivable, net                                                           480,992                   431,870
  Inventory                                                                          823,813                   482,317
  Prepayments and other                                                               13,831                   115,735
  Net current assets of discontinued operations                                      313,531                    60,777
                                                                        --------------------      --------------------
                                                                                   2,127,895                 2,598,302
                                                                        --------------------      --------------------


PROPERTY AND EQUIPMENT
  Production and special equipment                                                 1,005,031                 1,014,201
  Furniture, equipment and other                                                     719,968                   831,740
                                                                        --------------------      --------------------
                                                                                   1,724,999                 1,845,941
  Accumulated depreciation and amortization                                       (1,412,613)               (1,396,475)
                                                                        --------------------      --------------------
                                                                                     312,386                   449,466
                                                                        --------------------      --------------------

OTHER ASSETS
  Net noncurrent assets of discontinued operations                                 1,126,547                 1,196,111
  Patents, net                                                                       180,355                   169,657
  Goodwill, net                                                                       99,626                   144,486
  Deferred debenture financing                                                        85,301                   104,880
  Other                                                                               34,482                    45,587
                                                                        --------------------      --------------------
                                                                                   1,526,311                 1,660,721
                                                                        --------------------      --------------------

TOTAL ASSETS                                                            $          3,966,592      $          4,708,489
------------                                                            ====================      ====================




The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                            September 28,             December 29,
                                                                                1997                      1996
                                                                             (unaudited)               (unaudited)
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Current portion of capital leases                                     $             66,550       $             82,284
  Bank line of credit                                                                750,000                    900,000
  8% Convertible notes payable                                                       245,000                         --
  Accounts payable                                                                   299,112                    278,284
  Accrued wages and vacation                                                         191,917                    156,064
  Deferred revenues and loss reserves                                                     --                    265,000
  Accrued lease settlement                                                           299,551                    308,237
  Refundable deposit on sale of discontinued operations                              200,000                         --
  Other accrued expenses                                                             546,199                    495,521
                                                                        --------------------       --------------------
                                                                                   2,598,329                  2,485,390


LONG-TERM DEBT
  10% Collateralized Convertible Debentures Due 2000                               1,400,000                  1,400,000
  Capital leases, net of current portion                                              31,594                     94,030

REDEEMABLE PREFERRED STOCK - SERIES A                                                120,000                         --
-------------------------------------                                   --------------------       --------------------

  Total Liabilities                                                                4,149,923                  3,979,420
                                                                        --------------------       --------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.10 par value; 25 million shares
    authorized; 3,626,098 and 3,625,098 shares issued
    and outstanding for 1997 and 1996, respectively                                  362,610                    362,510
  Contributions in excess of par value                                             5,316,308                  5,313,888
  Retained deficit                                                                (5,862,249)                (4,947,329)
                                                                        --------------------       --------------------
                                                                                    (183,331)                   729,069
                                                                        --------------------       --------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)                                          $          3,966,592       $          4,708,489
------------------------------                                          ====================       ====================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996


                                                                                  1997                      1996
                                                                               (unaudited)               (unaudited)

Revenues                                                                   $        2,998,648        $        2,989,419
Cost of goods sold and services provided                                           (1,474,583)               (1,825,526)
Engineering and product development expenses                                         (471,990)                 (684,604)
Selling, general and administrative expenses                                       (1,940,258)               (2,623,236)
                                                                           ------------------        ------------------

    Operating Loss                                                                   (888,183)               (2,143,947)

Gain on settlement of lawsuit,
  net of related expenses of $1,773,578 in 1996                                            --                 2,226,422
Lease settlement                                                                           --                  (250,000)
Interest expense                                                                     (192,462)                 (124,314)
                                                                           ------------------        ------------------

Loss from Continuing Operations
  Before Income Taxes                                                              (1,080,645)                 (291,839)

Provision for income taxes                                                                 --                        --
                                                                           ------------------        ------------------

Loss from Continuing Operations                                                    (1,080,645)                 (291,839)
                                                                           ------------------        ------------------

Discontinued Operations (Note 8):

    Income (Loss) from operations                                                    (100,973)                  305,404

    Gain on disposal                                                                  266,698                        --
                                                                           ------------------        ------------------

Income from Discontinued Operations                                                   165,725                   305,404
                                                                           ------------------        ------------------

Net Income (Loss)                                                          $         (914,920)       $           13,565
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,626,036                 3,613,787
                                                                           ==================        ==================

Primary Earnings (Loss) Per Share:
  Continuing Operations                                                    $            (0.30)       $            (0.08)
  Discontinued Operations                                                                0.05                      0.08
                                                                           ------------------        ------------------
                                                                           $            (0.25)       $             0.00
                                                                           ==================        ==================


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996


                                                                                  1997                      1996
                                                                               (unaudited)               (unaudited)

Revenues                                                                   $          934,172        $          855,139
Cost of goods sold and services provided                                             (471,535)                 (408,654)
Engineering and product development expenses                                          (82,934)                 (343,349)
Selling, general and administrative expenses                                         (499,841)                 (786,755)
                                                                           ------------------        ------------------

    Operating Loss                                                                   (120,138)                 (683,619)

Interest expense                                                                      (75,912)                  (39,185)
                                                                           ------------------        ------------------

Loss from Continuing Operations
  Before Income Taxes                                                                (196,050)                 (722,804)

Benefit for income taxes                                                                   --                   254,300
                                                                           ------------------        ------------------

Loss from Continuing Operations                                                      (196,050)                 (468,504)
                                                                           ------------------        ------------------

Discontinued Operations (Note 8):

    Loss from operations                                                                   --                   (72,374)

    Gain on disposal                                                                  266,698                        --
                                                                           ------------------        ------------------

Income (Loss) from Discontinued Operations                                            266,698                   (72,374)
                                                                           ------------------        ------------------

Net Income (Loss)                                                          $           70,648        $         (540,878)
                                                                           ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                                       3,626,098                 3,624,098
                                                                           ==================        ==================

Primary Earnings (Loss) Per Share:
  Continuing Operations                                                    $            (0.05)       $            (0.13)
  Discontinued Operations                                                                0.07                     (0.02)
                                                                           ------------------        ------------------
                                                                           $             0.02        $            (0.15)
                                                                           ==================        ==================


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

                                                                                1997                1996
                                                                             (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                        $     (914,920)     $       13,565
  Adjustments to reconcile Net Income (Loss) to Net Cash
   (Used In) Provided By Operating Activities:


      Depreciation and amortization                                               305,951             499,407
      Provision for contract reserves                                                  --             280,000
      Gain on sale/retirement of fixed assets                                      (2,331)             (6,727)
      Gain on sale of discontinued operations                                    (239,345)                 --



  Change in Assets and Liabilities:
      Accounts receivable                                                         (49,122)            278,176
      Inventory                                                                  (341,496)           (106,818)
      Prepayments and other assets                                                 94,670             (60,985)
      Accounts payable                                                             20,828            (247,158)
      Accrued lease settlement                                                     (8,686)            (70,109)
      Other liabilities                                                          (172,906)             90,128
      Non-cash charges and working capital
        changes of discontinued operations                                       (272,182)            171,087
                                                                           --------------      --------------

  Net Cash (Used In) Provided By Operating Activities                          (1,579,539)            840,566
                                                                           --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (7,437)            (80,267)
  Proceeds from sale of fixed assets                                                2,594              20,567
  Proceeds from sale of discontinued operations                                   225,000                  --
                                                                           --------------      --------------

  Net Cash Provided By (Used In) Investing Activities                             220,157             (59,700)
                                                                           --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                        (150,000)           (517,010)
  Issuance of convertible notes payable                                           245,000                  --
  Issuance of preferred stock                                                     120,000                  --
  Deposit on sale of operations                                                   200,000                  --
  Issuance of convertible debentures, net of financing costs                           --             756,614
  Proceeds from exercises of stock options                                          2,520             100,315
  Payment of capital lease obligations                                            (70,013)           (155,180)
                                                                           --------------      --------------


  Net Cash Provided By Financing Activities                                       347,507             184,739
                                                                           --------------      --------------


CASH AND CASH EQUIVALENTS
   Net increase (decrease)                                                     (1,011,875)            965,605
   Balance - beginning of period                                                1,507,603             822,065
                                                                           --------------      --------------
   Balance - end of period                                                 $      495,728      $    1,787,670
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

The Company has incurred significant losses since 1989, primarily due to the costs related to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining and expanding revenue volume in certain areas of the technical services business. The optoelectronics products and services business is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $100,000 per month. The Company has taken steps to increase revenue volume and reduce expenditures. If current conditions remain unchanged, the Company would not be able to sustain its business without additional working capital or further cost reductions.

                                ESSEX CORPORATION


The Company has addressed the current working capital shortfall by selling the majority of its technical services operations. One transaction for the sale of certain operations was closed in early August 1997 and another transaction was closed in October 1997. In addition, the Company has placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures.

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

The current receivable financing arrangement expires November 30, 1997 (see Note
3). While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change. If the current arrangement is not renewed, the Company will need to obtain financing from other sources to finance its operations.

NOTE 2:       Net Income (Loss) Per Share

Net income (loss) per share has been calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock equivalents were excluded from the computation of primary earnings per share for 1997 because their effect was antidilutive or immaterial.

NOTE 3:       Accounts Receivable Financing

The Company has a receivables financing arrangement with Signet Bank. This arrangement is evidenced by a Loan Agreement, $750,000 Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank will advance funds against certain accounts receivable. The funds advanced ($750,000 at September 28, 1997 and $900,000 at December 29, 1996) constitute proceeds under the note which currently bears interest at an annual rate of prime plus 4.0% (previously 1.5% over prime through May 30, 1997; total rate approximately 12.50% at September 28, 1997 and 9.75% at December 29, 1996). The maximum borrowings available based upon the level of accounts receivable were approximately $750,000 at September 28, 1997 and $1,308,000 at December 29, 1996. The Company must also pay certain administrative and commitment fees which are expected to be less than $1,000/month. This agreement expires November 30, 1997.

This $750,000 line of credit is secured by all accounts receivables and certain general intangibles (excluding patents). The Company is subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt. Such restrictions were waived by the Bank in connection with the issuance of the Company's convertible debentures, preferred stock, 8% notes payable and divestiture of certain operations.

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

The contingent amounts due are to be paid quarterly. The period for computation of such contingent payments ends December 2004. The $300,000 accrual as of September 28, 1997 represents the remaining contingent portion which is probable to be paid over the applicable consideration period.

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

In connection with the issuance of $245,000 of 8% Convertible notes payable in 1997, the Company has reserved 490,000 shares of common stock for conversion.

In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated from time-to-time by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 par value and an 8% annual dividend. Such shares are redeemable after 90 days and before 1 year from date of issuance at the option of the holder. These preferred shares are convertible into shares of Essex common stock at $0.50 per share and have certain other conversion protection features. There were 1,200 shares of preferred stock issued and outstanding at September 28, 1997. The Company has reserved 240,000 shares of common stock for conversion.

The Company has reserved approximately 2,037,000 shares of common stock in connection with the convertible debentures, notes and preferred stock and the possible exercise of all such warrants.

NOTE 6:       Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. Such NOL was utilized to reduce the provision for income taxes in the first half of 1996 to $254,300. However, as no book or taxable income was ultimately realized in fiscal 1996, this provision was reversed in the third quarter of 1996.

NOTE 7:       Statements of Cash Flows

Supplemental disclosures of cash flow information are as follows:

       Capital lease obligations of $116,000 were incurred during the first three quarters of 1996, when the Company entered into various leases for new equipment. There were no new capital leases entered into in the first three quarters of 1997.

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

On August 4, 1997, the Company completed the sale of certain of the assets and operations of FSD for approximately $225,000 in cash and assumption of certain liabilities of approximately $60,000. The net gain of approximately $193,000 was recognized in the third quarter of 1997. There was an additional gain from the sale of the fixed assets of approximately $46,000 and operating income during the third quarter of approximately $28,000 for a total gain of $267,000 in the third quarter of 1997. There is a contingent payment of $75,000 due upon award of certain new business expected during the 1997 fourth quarter which could increase the total proceeds and the net gain.

Another portion of the operations of FSD which were performed primarily in the Company's facility in Huntsville, Alabama were discontinued. The Huntsville facility has been placed for sale and is included in the net noncurrent assets shown in the balance sheets.

On July 8, 1997, the Company entered into a Letter of Intent to sell SED and received a $200,000 refundable deposit. Effective October 1, 1997, the Company sold the business and net assets of SED. The aggregate sale price was $1,475,000. The Company sold the accounts receivable, contracts, fixed assets and certain other assets. The acquiring company assumed certain liabilities, such as accounts payable, accrued vacation and certain operating and capital lease obligations.

The Company received $525,000 in cash (including the deposit) at closing and took a note receivable for $325,000 payable in equal monthly installments over 15 months commencing November 1997 and ending January 1999. The balance of $625,000 was placed in escrow and is expected to be paid through January 1998 as the respective contracts of SED are novated to the acquiror. The approval of SED's customers, principally agencies of the U.S. Government, is required in order to novate the contracts to the acquiror. The sale price is subject to adjustment for any change in the net assets and to certain indemnifications and warranties by the Company which could affect the ultimate amount of proceeds received.

Summarized results of operations for the discontinued operations are as follows:

                                 NINE MONTHS ENDED SEPTEMBER 28, 1997
                                 ------------------------------------

                              REVENUES                     NET INCOME (LOSS)
                              --------                     -----------------

    SED                $            4,201,000          $                385,000

    FSD                $            1,913,000          $               (412,000)

                                ESSEX CORPORATION


                                 NINE MONTHS ENDED SEPTEMBER 29, 1996
                                 ------------------------------------

                              REVENUES                     NET INCOME (LOSS)
                              --------                     -----------------

    SED                $            3,850,000          $                349,000

    FSD                $            3,751,000          $                (44,000)


Net current and noncurrent assets of discontinued operations are comprised of the following:

NET CURRENT                                               As of                          As of
                                                   SEPTEMBER 28, 1997              DECEMBER 29, 1996

  Receivables, net                              $               931,602        $              1,002,676
  Other assets                                                   30,572                          53,415
  Accounts payable                                             (192,947)                       (181,145)
  Accrued wages and vacation                                   (183,998)                       (194,035)
  Other accrued liabilities                                    (271,698)                       (245,134)
  Deferred revenues and loss reserves                                --                        (375,000)
                                                -----------------------        ------------------------
                                                $               313,531        $                 60,777
                                                =======================        ========================


NET NONCURRENT

  Property, plant and equipment,
     net of accumulated
     depreciation                               $             1,241,993        $              1,384,250
  Industrial Revenue Bond                                       (93,318)                       (153,319)
  Other long-term liabilities                                   (22,128)                        (34,820)
                                                -----------------------        ------------------------
                                                $             1,126,547        $              1,196,111
                                                =======================        ========================

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

Historically, Essex Corporation has been a diversified, technology-based company providing quality products and professional services to government and industry. Essex operated in two business segments: Technical Services and Products; and Optoelectronic Products and Services. The Company allocated its operations to the following business units:


     o   Systems Effectiveness Division (SED)
     o   Federal Systems Division (FSD)
     o   Commercial Products Division (CPD)


SED operated in the Technical Services and Products segment; CPD operated in the Optoelectronics Products and Services segment; and FSD operated in both segments.

In June 1997, the Board of Directors unanimously authorized the sale of the SED and the FSD operations (except for the telecommunications and government-related optoelectronics businesses). The historical technical services business areas were too diverse relative to the size of the Company. The Company intends to concentrate all its efforts and resources in commercializing its optoelectronics and telecommunications products and services. On August 4, 1997, the Company sold the FSD operations (except for the telecommunications and government-related optoelectronics businesses) for approximately $225,000 in cash and assumption of certain liabilities of approximately $60,000. There is a contingent payment of $75,000 due upon award of certain new business expected during the 1997 fourth quarter which could increase the total proceeds. Effective October 1, 1997, the Company sold the SED operations for approximately $1,475,000. The Company received $525,000 cash at closing and took a note receivable for $325,000 payable in equal monthly installments over 15 months. The balance of $625,000 is in escrow and is expected to be paid through January 1998 as the respective contracts of SED are novated to the acquiror. Effective June 29, 1997, the Company has presented the results of these SED and FSD operations as "discontinued operations". Prior years' figures have been restated to reflect the amounts of such discontinued operations.

Continuing  operations  reflect the results of the Commercial  Products Division
which   provides    optoelectronic   products   and   services,   as   well   as
telecommunications engineering services.

                                ESSEX CORPORATION

Continuing operations also include related optoelectronic products and services revenues provided to ongoing U.S. Government customers which were previously provided through the Federal Systems Division.

CONTINUING OPERATIONS

Revenues were $934,000 and $855,000 for the third quarters of 1997 and 1996, respectively, an increase of 9%. Revenues were $2,999,000 and $2,989,000 for the first thirty-nine week periods of 1997 and 1996, respectively. The Company's work for Motorola on its Iridium cellular satellite communication system accounted for revenues of $1,358,000 and $1,668,000 in the first three quarters of 1997 and 1996, respectively. This represented 45% and 56% of total revenues for the first three quarters of 1997 and 1996, respectively. There was a decline in revenues from this program between the first three quarters of 1996 and 1997 as tasks were completed for the initial satellite system. The Company continues to perform work on the current and successor satellite systems and has a backlog on the Motorola program of approximately $675,000. The Company has a backlog of approximately $400,000 on programs related to optoelectronic devices and services.

The decline in revenues on the Motorola contract was partially offset by the sale of one Imsyn(TM) unit for $250,000 during the first quarter of 1997 for U.S. Government end use under a development and applications contract. The Company does not have any firm orders for ImSyn(TM) units as of November 6, 1997.

There were operating losses from continuing operations of $120,000 and $684,000 in the third quarters of 1997 and 1996, respectively. There were operating losses of $888,000 and $2,144,000 in the first thirty-nine week periods of 1997 and 1996, respectively. Cost of goods sold and services provided for the first thirty-nine weeks of 1996 was 61.1% as compared to 49.2% in 1997. In 1996, significant additional costs in excess of amounts which could be recovered were incurred on two contracts for delivery of initial optoelectronic processor devices.

Selling, general and administrative expenses ("SG&A") were $1.9 million in the first thirty-nine weeks of 1996 compared to $2.6 million in the first thirty-nine weeks of 1997 on approximately the same overall revenue volume. The $683,000 of such higher SG&A expenses contributed to the larger loss in 1996. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The Company has reduced expenses between the 1996 and 1997 periods and has curtailed expenditures where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses.

DISCONTINUED OPERATIONS

There was income from discontinued operations of $267,000 and $166,000 in the third quarter and first thirty-nine week periods of 1997, respectively. There was a loss of $72,000 and income of $305,000 in the third quarter and first thirty-nine week periods in 1996, respectively, from such discontinued operations. In the 1997 third quarter the Company recognized a gain of $193,000 from the disposal of certain assets of the Federal Systems Division.

                                ESSEX CORPORATION

Discontinued   operations   are   comprised   of  the  results  of  the  Systems
Effectiveness Division and the operations of the Federal Systems Division (except for the telecommunications and government-related optoelectronics businesses). During 1997 and 1996, the SED operations had first thirty-nine week sales of approximately $4.2 million and $3.8 million, respectively, and produced income of approximately $385,000 and $349,000 during each thirty-nine week period of 1997 and 1996, respectively. As of October 1, 1997, the SED operations were sold. The results of the sale will be recognized in the 1997 fourth quarter.

The FSD discontinued operation's revenues declined from $3.9 million in the first thirty-nine weeks of 1996 to $1.9 million in the first thirty-nine weeks of 1997. There was a loss from operations of approximately $412,000 in the first thirty-nine weeks of 1997 compared to a loss of approximately $44,000 during the first thirty-nine weeks of 1996. During the first thirty-nine weeks of 1996, FSD was working on several programs, including a program to produce aviation maintenance trainers (the "Trainers Program"), which were estimated to be on budget and provided volume to recover indirect expenses. In late 1996, the Trainers Program incurred performance difficulties which produced significant losses on this program in the last quarter of 1996. Additional significant completion problems were encountered in the first half of 1997 which produced additional losses. FSD was unable to secure additional new business on a timely basis resulting in the decision to close the Huntsville, Alabama production facility in September 1997 concurrent with the substantial completion of the Trainers Program. The sale of certain other FSD technical service operations located elsewhere was completed in early August 1997 and the net gain of $193,000 was reported in the third quarter of 1997.

CORPORATE MATTERS

There was a gain in 1996 on settlement of lawsuit of (approximately $2,286,000, or $0.63 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). The income (loss) per share results are computed on weighted average shares outstanding of 3,614,000 in 1996.

The Company and a corporate defendant reached an out-of-court settlement. Under the terms of the Settlement Agreement, the Company recognized a gain of approximately $2.2 million after payment of contingent attorney's fees of $1,525,000 and related expenses of $249,000. The Company had expensed in prior years approximately $384,000 in connection with this lawsuit. In addition, the Company recognized an expense of $250,000 as part of the previously concluded rent dispute with its former landlord. The Company was liable for such a payment upon successful conclusion of the previously described lawsuit.

In 1997, the Company's interest costs increased due to the increased borrowings under its line of credit. Total interest costs were $192,000 in the first thirty-nine weeks of 1997 compared to $124,000 in the same period of 1996.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first thirty-nine weeks of 1997. In the first half of 1996, the Company recorded a book income tax

                                ESSEX CORPORATION

expense, although lower than at statutory rates. However, as no book or taxable income was ultimately realized in fiscal year 1996, this provision was reversed in the third quarter of 1996.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                             SELECTED FINANCIAL DATA ($ Thousands)
                                                             -------------------------------------
                                                                               AS OF
                                                     September 28,       December 29,         September 29,
                                                         1997                1996                 1996
                                                         ----                ----                 ----
Total Assets                                       $          3,967     $         4,708      $        6,373

Working Capital (Deficit)                          $           (470)    $           113      $        1,334

Current Ratio                                                0.82:1              1.05:1              1.52:1

Current and Long-Term
     Capital Leases                                $             98     $           176      $          240
Bank Line of Credit                                             750                 900                 400
Convertible Notes Payable                                       245                  --                  --
Convertible Debentures                                        1,400               1,400               1,400
Redeemable Preferred Stock                                      120                  --                  --
                                                   ----------------     ---------------      --------------
     Total Debt/Financing                          $          2,613     $         2,476      $        2,040
                                                   ================     ===============      ==============

Stockholders' Equity (Deficit)                     $           (183)    $           729      $        2,074

The Company experienced a substantial decrease in its working capital and ratio due primarily to the net loss of $915,000 in the first thirty-nine weeks of 1997. The net loss was the primary factor in the $1,580,000 of net cash used in operations in the first thirty-nine weeks of 1997.

At September 28, 1997, Company has negative working capital of approximately $470,000 and a stockholders' deficit of approximately $183,000. During mid 1997, certain insiders and directors invested $365,000 in convertible unsecured notes payable and redeemable preferred stock. Such amounts are not considered equity since they are primarily debt instruments. The Company should have a positive equity after the conclusion of the sales of all discontinued operations as discussed below.

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

                                ESSEX CORPORATION


As previously discussed in the Company's 1996 Form 10-KSB, the Company has addressed the current working capital shortfall by selling the majority of its technical services operations. One arrangement for the sale of certain FSD operations was closed in early August 1997 and another arrangement for the sale of SED operations was closed in October 1997. The Company has also placed its Huntsville, Alabama facility for sale. However, the proceeds from the sale of the Huntsville facility would be restricted as to the use of the funds as the facility currently serves as a portion of the collateral on the convertible debentures. Also, a portion (approximately $140,000) of the proceeds from the various sales of the technical services operations are designated for repayment of a comparable portion of the outstanding convertible debentures.

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

The Company has approximately $824,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and consists of finished goods and work-in-process. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for sales of such units as of November 6, 1997.

The current receivable financing arrangement expires November 30, 1997. While the Company believes the financing arrangement should be renewed, terms and conditions of succeeding agreements may change.

In order to fund its operations, the Company will be required to replace or extend such receivables financing arrangement and to raise additional working capital. There can be no assurance that the Company will be successful in doing so. At November 6, 1997, there were no borrowings outstanding under the receivable financing agreement as proceeds received from sales of discontinued operations were used to pay down borrowings.

Under the settlement agreement reached with the landlord, certain payments are triggered only by other future cash inflows. The remaining $300,000 contingent portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. The sales of the discontinued operations of the Company requires that approximately $100,000 of the remaining $300,000 be paid from the proceeds from such sales in the fourth quarter of 1997.

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

                                ESSEX CORPORATION
                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Report on Form 8-K.

        (a)  Exhibits

             (i)   Exhibit 27 - Financial Data Schedule

                   27.1     Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company filed a Form 8-K on October 30, 1997 which reported the divestiture of certain operations.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)


                              /Joseph R. Kurry, Jr./
Date:  6 November 1997  ----------------------------------
                               Joseph R. Kurry, Jr.
                                 Vice President,
                      Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)