Form 10KSB
period 1997-12-28
ESSEX CORPORATION
filed 1998-08-11
CIK 355199

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997         Commission File No. 0-10772

                                ESSEX CORPORATION
                 (Name of small business issuer in its charter)
         Virginia                                                   54-0846569
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer
                                                           Identification No.)

9150 Guilford Road, Columbia, Maryland                                   21046
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $4,011,589

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,914,439 as of June 30, 1998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             CLASS                                 OUTSTANDING AT JUNE 30, 1998
Common Stock, par value $0.10 per share                        4,397,861

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

===============================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB appears on page 34.

Transitional Small Business Disclosure Format                      YES  X    NO

Table of Contents
FORM 10-KSB
Essex Corporation



                                     PART I
Item No.                                                                  Page

 --   INTRODUCTORY STATEMENT...............................................  3
 1.   DESCRIPTION OF BUSINESS..............................................  3
 2.   DESCRIPTION OF PROPERTIES............................................ 14
 3.   LEGAL PROCEEDINGS.................................................... 15
 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 15

                                                      PART II

 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............. 16
 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............ 16
 7.   FINANCIAL STATEMENTS................................................. 22
 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE................................................. 22

                                                     PART III

 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.................... 23
10.   EXECUTIVE COMPENSATION............................................... 27
11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....... 32
12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................... 33
13.   EXHIBITS AND REPORTS ON FORM 8-K..................................... 34

                                     PART I

INTRODUCTORY STATEMENT

     The information contained in this report pertains to the registrant, Essex Corporation (the "Company").

1.   DESCRIPTION OF BUSINESS

     The Company was incorporated in Virginia in 1969 to provide professional engineering and scientific services to support U.S. Government defense, space and energy programs ("legacy support business"). Since 1988, Company management has recognized that its (former) heavy dependence upon such program areas had become vulnerable to sharp declines in government budgets for its legacy human factors and training business and to increasing competition from entities far larger than the Company for its logistic support engineering business.

     Accordingly, the Company created a strategic plan for both government and commercial market sectors with better-than-average growth potential in (1) service activities in which the Company has a clear positional advantage, and
(2) readily discriminated proprietary high-technology products. In 1989, the Company determined that growth, positional advantage and relative ease of discrimination were forwarded by acquiring a small, high-technology venture in Columbia, MD. As a result, the Company now has capabilities in systems engineering, signal processing and the design of high-speed, relatively low-cost optoelectronic processors.

     The Company's signal processing engineering team had been heavily committed to performing systems engineering and signal processing activities for reconnaissance systems under contract to the U.S. Government and its prime contractors. High skills in mathematics and engineering enabled the team to produce creative solutions to daunting problems. This capability led in 1990 to initiation of the Company's continuing eight-year association with Motorola as its first Industrial Partner on the Iridium(R) global communications satellite system.

     The Company's optoelectronics team has designed, developed and sold special purpose optoelectronic processors for fifteen years. This experience was gained in military research and development. The Company performs, and seeks to expand, such work; however, its internal resources are now largely applied to designing "dual-use" commercial products, such as its unique ImSyn(TM) Processor, that also fulfill military needs.

     The  Company  embarked  on  a  vigorous  program  to  develop   proprietary
optoelectronic processors with significant performance advantages over conventional computers and specialized image processing devices in such applications as radar imaging, magnetic resonance imaging (MRI), microscopy and ultrawideband signal processing. A number of patents have issued to the Company and others are in prosecution. The Company is now bringing such optoelectronic processors to commercial and government markets.

     In mid-1997, the Company's Board of Directors voted to discontinue the legacy support business, focusing upon optoelectronic equipment and services and systems and software engineering. During late 1997, the sale of the legacy support business operations was completed. The proceeds are being used in the Company's continuing operations.

SYSTEMS AND SOFTWARE ENGINEERING

     The Company has long provided systems engineering services in signal processing and telecommunications to industrial, commercial and government customers. Such capability is pivotally important in matching products to real-world applications. The Company's systems engineering capability is also a major asset and key discriminator in its programs to design and apply its optoelectronic computers.

     The Company has performed modeling, simulation, analysis and software tasks on commercial and reconnaissance satellite systems for more than 15 years. The Company's engineering teams perform systems engineering, simulation, modeling and software development for the Motorola Iridium(R) and Celestri(TM) systems. Experience includes low earth orbit, medium earth orbit, high earth orbit and geosynchronous earth orbit constellations such as Iridium(R), Celestri(TM), MILSTAR, TDRSS, Intelsat and other systems.

     In 1990, the Company became Motorola's first Industrial Partner on the Iridium(R) satellite constellation that will provide global wireless communications to handheld telephones and pagers. The Company's employees have been named on more than twenty Motorola patent disclosures. Built upon the extensive base of related business with the U.S. Government, this activity includes performance of systems analysis and development of computer software to model performance and plan the operation of the satellite constellation.

     The Company has developed software for mission planning, payload data processing, geolocation, payload test and evaluation, on-board channel management and data routing. System modeling and simulation supports the entire system life-cycle, including system definition, performance analysis, space segment definition and ground segment design. The Company has developed custom models for the design and analysis of mobile voice and wideband data systems, and has developed algorithms for communications system operations.

     The Company's satellite system models consist of several integrated software packages hosted on a Silicon Graphics computer network. MISSMOD models the coverage and performance aspects of multiple vehicle constellations, including single or statistical events, motion and pointing effects and comparisons of constellations. It deals with passive geolocation, time difference of arrival, frequency difference of arrival, time of arrival, frequency of arrival, angle of arrival and numerous error sources, and provides automated link budget computation. GEOGRAPH plots parameter versus parameter outputs from other modules. GEOMAP plots data and contours from other computational modules on map backgrounds. It provides selectable projections, user-specified levels of detail and various antenna patterns.

     The Company has also been tasked by Motorola to perform engineering design services for the next generation Iridium(R) and the Celestri(TM) constellations. The first is an improved mobile voice and paging system, while the second is an "internet in the sky" design. Recently, Motorola has become the Teledesic(TM) System integration contractor. That system will be merged with Celestri(TM) into a single design. The Company expects to continue in the effort.

     From time to time, the Company has provided production software for Motorola systems. Recently, the Company participated in a competitively awarded effort to supply production software for a communications analysis console to be used in managing the Iridium(R) constellation. The underlying engineering had not been performed by the Company. Accordingly, this is viewed by the Company as penetration of a new segment of this market.

OPTOELECTRONIC PRODUCTS AND SERVICES

BACKGROUND - The Company solves commercially valuable equations by creating algorithms (computer programs) that can be performed with great efficiency by optoelectronic processors. The Company designs optoelectronic architectures optimized for executing such algorithms. They are constructed by use of proven optical and electronic components. The strength of the Company's optoelectronics team lies in its ability to visualize applications and, using readily available components, to coalesce them into unique, economical, robust optical architectures that provide substantial benefits.

     A 1997 U.S. Small Business Administration (SBA) Tibbetts Award for Technical Excellence recognizes the Company as "one of the best of the best" in the context of our powerful, developing family of optoelectronic products. They are focused upon applications for which all- electronic solutions are technically inadequate or economically unacceptable. The Company's patented products combine laser optics and digital electronics to compute in faster, better ways, enabling entirely new levels of performance to be achieved. Spanning signal processing, these applied technologies also point the way to telecommunications products that can increase capacity, thus increase revenues, with reductions in size, weight and power consumption.

     The Company has invested heavily in commercial optoelectronic technology and products since 1989. During the past 15 years, the Company has also benefitted from substantial product development funding by agencies of the U.S. Government. The leaders and key members of the Company's optoelectronic team invented and fielded successful products still in use by the Intelligence Community before joining the Company in 1983. They were applied to U.S. Government programs until the Company initiated commercial development in 1989.

     The Company's efforts to become the principal  developer of top-of-the-line
commercial  and  military  optoelectronic   processors  stands  upon  these  key
elements:

o   Management commitment to commercial optoelectronics since 1989.
o A core optoelectronics team that has worked as a unit far longer than any other such technical team known to the Company.
o The team possesses extraordinary knowledge of classified and unclassified branches of optoelectronics.
o The team has been afforded creative flexibility: to learn and to make mistakes, thereby to improve both processes and products.
o Activity funding during the past 15 years approaches $35 million in Company and customer investment.

     The Company's innovative and productive optoelectronic team is led by Chief Technical Officer Terry Turpin. Mr. Turpin spent the first two decades of his career in the National Security Agency (NSA). His assignments included developing cryptologic and computing engines of the highest capability. He also funded and oversaw numerous research programs in industrial and academic laboratories. Most of his career in NSA was spent in leading the optoelectronic team in designing and fielding engines to perform signal processing tasks well beyond the capabilities of conventional technology.

     The fields of Electronics and Optics are complementary. The Company's special-purpose optoelectronic processors make use of the best of proven technology in both fields. Algorithms developed for carefully selected problems are designed to run optimally in state-of-the-art optical architectures. The Company's design strategy assures processors that are optimized for ease of use, speed and low power consumption. Practical solutions of many commercially valuable processing problems demand economical computing power provided only by this technology, either in stand-alone products or as fully compatible elements of digital systems.

     Optoelectronic processors are compact, integrated systems of optical and electronic devices that perform specific, commercially-valuable mathematical calculations at very high speeds. This technology has many advantages, including: (1) use of simple, rugged, hardware incorporating proven, mature, reliable components; (2) high-performance implementation of demanding signal and image processing computations; and (3) providing such desirable characteristics in economical, compact, low power-consuming packages. New products are considered for markets to which they bring a 10- to 100-fold performance advantage over conventional technologies in either throughput or throughput per watt of power used. Although quite flexible in application, processors require relatively little costly software and software maintenance. In the opinion of the Company, this technology provides strong, well- discriminated proprietary capabilities to supply state-of-the-art products in such important fields as imaging, holography, pattern recognition, communications and signal processing.

     The baseline functionality of optoelectronics is very powerful. Better optics and improved faster semiconductor electronics will provide performance gains. The ImSyn Processor has the digital-equivalent optical computing rate of
1.6 trillion floating point operations per second (1.6Tfl) in performing discrete Fourier transforms (DFT) that are highly desirable in many medical, industrial and military imaging applications. Optical module power is about 25 Watts (W), or 15W/Tfl. The effective processing rate of the ImSyn Processor is limited by electronic Input/Output (I/O) rates. It will increase as optical interconnects and microchips improve. Note, purely for rate comparisons, that a $55 million general purpose supercomputer, recently placed in service, is reported to currently compute at the rate of 1.4 Tfl and is capable of reaching 1.8Tfl. This very large computer is a powerful tool for solving many problems unsuitable for the Company's optoelectronic engines; however, the more compact ImSyn Processor is a more economical means of performing important computations in medical, industrial and military applications.

     The optoelectronics industry is huge, with revenues nearing $100 billion per year. A substantial number of institutions and companies are active in optoelectronic signal processing. Among them are Lockheed Martin, Litton, Harris, Hughes, Pacific Sierra Research and several universities, all far larger than the Company. The Company focuses upon a corner of the business, computing engines for processing signals. The Company has built powerful, high-speed signal and image processors for more than fifteen years.

IMSYN(TM) PROCESSOR - The Company has diligently pursued application of its optoelectronic technologies to realize the patented ImSyn processor. The name "ImSyn," which stands for "image synthesis," was selected because the processor is useful in many image processing applications, although its utility extends beyond such applications. The processor implements the well-known DISCRETE Fourier transform (DFT) that is basic to many image and signal processing applications. Furthermore, its performance often far exceeds that of conventional technology which must rely upon the FAST Fourier transform (FFT) algorithm (computer program) to maximize performance. This technology is making holography into a digital science, a capability that enables the ImSyn processor to reconstruct images from nonlinear data sets at supercomputing speeds. Such data sets occur in key applications such as high-speed MRI, forward-squinting synthetic aperture radar (SAR) systems and in SAR radars for imaging objects through foliage and under the ground.

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

     For certain image reconstruction applications, particularly non-linear SAR and fast MRI, conventional technology is often too slow, expensive, bulky and energy inefficient. This problem limits the utility of all-electronic systems in such applications. The high throughput, flexibility, compact size and low power requirements of the ImSyn processor allow its use in fast MRI and non-linear SAR. The SAR market niches include aerospace platforms and transportable ground systems where size, weight, power and processing complexity are most critical, as well as in accelerating workstations. In addition, ImSyn technology enables new applications in digital holography, as in the patented Virtual Lens Microscope(TM) (VLM), invented by the Company, ultrasound and sonar, that are not otherwise practical.

     A prototype ImSyn Processor was completed in mid 1996. Three initial units were assembled and two were delivered under contracts in January 1997. A small number of additional units based on this initial design were released for manufacture and were nearing completion by the end of 1997. Key optical components are lasers, lenses, CCD cameras and Bragg cells. Of these items, the Bragg cells are designed by the Company in accordance with commercial practice. They are, therefore, special order items for which there are 2-3 suppliers (one national supplier) which the Company has used for the initial build of the specified cells. Digital circuit boards include both off-the-shelf and company-designed units fabricated by several different local circuit board manufacturers. Completion of the program has been delayed, principally by deficiencies in commercial components discovered long after they had been selected and incorporated into the processors. The ImSyn Processor clearly performs in the fashion expected, fully confirming the Company's design concepts. The known component deficiencies slow its operations in some applications and reduce the reliability of the initial units. The Company expects to deal with these problems as it is able to develop financial resources to do so and is, in technical terms, fully capable of resolving these electronic circuit problems.

IMSYN(TM) PROCESSOR COMMERCIALIZATION - The Company has identified several potential markets and market niches for image processing applications. Markets for these patented products include medical, industrial and military imaging, microscopy and signal processing. Key product features are digital compatibility, affordability, high-speed, simplified software, low power consumption and compact packaging.

     In any given market niche, there are end-users with direct applications and original equipment manufacturers (OEMs) that can incorporate ImSyn processors in their products to improve performance or reduce cost. In the case of MRI, market entry is controlled by the prominent MRI research institutions upon which OEMs depend for new product and applications information. Accordingly, the Company is keeping the OEM community informed on its progress while actively contacting "luminary" researchers. Contacts have been made with both to inform potential users and begin generation of sales leads.

     In this connection, the State of Maryland has joined the Company in making several cooperative grants to the Radiology Department of the University of Maryland Medical School under the Maryland Industrial Partnerships (MIPS) program. The purpose of these grants is to finance application studies by the Radiology Department to determine the most effective uses of the ImSyn processor in reconstructing MR images for functional MRI and MRI fluoroscopy. The principal direction of the work in process is toward real-time processing of very fast MRI to permit doctors to evaluate dynamic parts of the body such as the beating heart and thinking brain. Increasingly fast MRI techniques are now being offered by major OEMs such as GE Medical Systems, Siemens Medical Systems and Picker. The Company believes that when its ImSyn Processor becomes available, it will improve the capabilities of such modalities.

     The Company expects its patented ImSyn Processor to become the linchpin of practical ground-penetrating radar systems. Such systems can be used to inspect roads, bridge decks, tunnels and runways. They can help prevent excavation cuts of PVC gas pipe, fiberoptic cable and other utilities. Such radar tools are also efficient sensors for detecting land mines, explosive ordnance and hazardous materials.

     Until now, processing ground-penetrating radar signals has been expensive and time-consuming because it is a highly computationally intensive task. An engineer at a national laboratory observed that the use of this modality to inspect roads and bridge decks is feasible except that supercomputer capability is needed. The ImSyn Processor is a supercomputer in this context, although far less costly, and its low weight, size and power consumption enable it to be mounted in a stepvan. The ImSyn can also provide high-speed pattern matching capability for automatic fault identification. It reconstructs ground-penetrating radar images in near real time. For example, radar images of buried land mines were reconstructed by ImSyn in less than 30 seconds, while the conventional workstation used took about four hours.

     Since 1989, one of the principal objectives of the Company's ImSyn Processor development has been to support synthetic aperture radar (SAR) imaging. This is a means of producing nearly photographic quality images using radar signals instead of light. Because of its great computational power, the ImSyn Processor is able to reconstruct SAR images of moving targets in a U.S. Navy development program. It also reconstructs images from foliage-penetrating radars. An ImSyn Processor, initially purchased by the U.S. Army for use in a developmental mobile ground-based SAR processing system, is now in use by the Department of Defense as an element of a hybrid optical-digital SAR equipment system development.

     Under the Company's Egret correlator program, ImSyn Processor technology demonstrated the pattern recognition capability of optoelectronic processors to the U.S. Air Force. This program was partially financed by a $730,000 U.S. Air Force technology demonstration contract entered into in 1994 and completed in 1997. The resulting system is able to identify individual objects such as tanks, mobile missile launchers, or other known objects in an image. The Company received a prestigious Tibbetts Award from the U.S. Small Business Administration for exemplary performance of this Small Business Innovative Research (SBIR) contract. Similar discriminations may be useful in medical radiology or pathology. The Company is seeking program financing to build a much higher speed correlator.

     The Company's marketing strategy is constrained by limited financial resources to the use of internal staff and a few sales consultants. Military end-use marketing and sales continue to be carried out by key employees and outside sales consultants, both directly to government agencies and indirectly through prime contractors, through the submissions of proposals. Such proposals may be in response to customer requests while others are unsolicited proposals by the Company to potential customers to solicit new work.

VIRTUAL LENS MICROSCOPE(TM) - The Virtual Lens Microscope (VLM) is a completely new kind of microscope, invented and patented by the Company. The VLM is a coherent imaging device that produces high resolution, high dynamic range, fully complex 3D imagery. In essence, the VLM is an engine that converts holograms to digital signals. It originates from the principles of SAR. A large virtual lens is synthesized by combining Fourier information gathered by many small lenses. The complex-valued image is reconstructed by an inverse Fourier transform using the ImSyn Processor. The proof-of-principal instrument allows a high resolution, submicron image to be obtained at a large working distance, the order of centimeters, using visible light lasers, with a large field of view.

     The VLM provides the characteristics of dark field, bright field, phase contrast and other classes of microscopes. It can use any coherent radiation source including ultraviolet or infrared, x-rays, electrons and microwaves. The principal application of this technology now being pursued by the Company is for semiconductor device inspection. Experts have also mentioned that VLM has potential biomedical applications. Among the more interesting of these is IN VIVO microscopy in real-time support of medical procedures. The VLM requires far less light intensity than does the laser confocal microscope and, as stated, provides a substantial working distance above the object or subject.

     The 3D, real-time, fully complex capacities of the VLM and its great working distances lend themselves to the new world of Micro-Nano Technology
(MNT) or Microelectromechanical Systems (MEMS). This technology was developed in building semiconductor chips, including advanced packaging techniques, and is now being used to create smart instruments that are infinitesimal in size. The future of this new industry is unknown, but immensely promising. On the basis of the Company's exploration of applications of the VLM to semiconductor microscopy, the Company believes the VLM may be well suited to play a role in the development or in-process inspection of MNT/MEMS devices.

     Scaling the wavelength used in the VLM to millimeter waves, the Company believes that it can be used to measure changes over time in such structures as aircraft. In a proper arrangement, a structure can be scanned with millimeter waves and returned to service. The digital holograms collected can be stored in a magnetic or optical memory. Later, the structure can again be scanned in the same apparatus. When the holograms collected at two different times are compared, changes are highlighted. The Company envisions scanning aircraft or other structures periodically, comparing digital holograms collected from one time to the next and measuring structural changes, or "stressprinting." Experiments with structures have not been conducted; however, the process of detecting surface displacements occurring between collects by holographic means is well established.

OTHER OPTOELECTRONIC ENGINES - In addition to the ImSyn processor, the Company's other work in process includes Ultrawideband Signal Processors,
Telecommunications Channelizer-Switches and True Time Delay Antenna Array steering networks. Each of these computing engines can be used in a variety of applications, for example, the signal processors can be used either as radar processors or stand-alone signal processors. In contrast to general purpose computers, however, they are special purpose, albeit very flexible, units.

     The Company's Labyrinth(TM) Signal Processors are improvements of earlier designs developed for the U.S. Government. These are wideband and ultrawideband signal processors that use optoelectronics for rapid computation of quadratic functions to characterize complex waveforms. They have high dynamic range and processing gain, and provide near real-time auto-channel or cross-channel processing. Equipped with a Motif interface, they have instantaneous bandwidth, the wideband unit being rated at 30 MHz, and the ultrawideband unit at 250 MHz to 1 GHz. The processing algorithms include Ambiguity Function, Cyclic Spectra, Lag Product, Wigner Distribution, Directional Fourier Transforms and Time-Varying Doppler. The product can be packaged for difficult environments.

     The proof-of-principle model of the Company's Wideband Range Doppler Imager
(WRDI) acousto-optic/digital radar signal processor is an adaptation of the Labyrinth processor. It was constructed under the terms of ongoing U.S. Army and Ballistic Missile Defense Organization contracts covering testing, evaluation and upgrade. It has significant advantages over traditional processing architectures. Its principal discriminating capability is that its ultra-wide analog front-end enables processing of high-definition radar returns from advanced wide bandwidth radars without analog-to-digital conversion. Its output is in digital FFT format. It has high computational efficiency in a compact, light-weight, inexpensive package. Such real time computation of high-resolution images from ultrawideband signals using digital technology alone requires extremely high analog to digital conversion rates and data processing throughput which is impractical with state-of-the-art digital electronics.

     The WRDI has higher dynamic range on true arbitrary waveforms and provides automatic range-walk correction. The high-performance processor is modular and reconfigurable while operating. It is low in cost and easily maintainable. These attributes provide solid benefits such as high probability of intercept and excellent jamming immunity, including multi-radar operations within a confined region. The Company believes that this modular, common wideband radar processor has utility in NMD-GBR, THAAD, AEGIS and tactical missile defense systems.

     Under its Iris(TM) program, the Company has proposed to develop a family of optoelectronic telecommunications channelizers and switches. These products will be targeted at the wireless and satellite telecommunications markets. The advantages of optoelectronic processors, especially their size and energy efficiency, are expected to be attractive to these markets. The technology can be implemented for TDMA (Time Division Multiple Access), FDMA (Frequency Division Multiple Access) or CDMA (Code Division Multiple Access) modulation schemes.

Iris technology has been studied for use on a planned satellite under a small research contract. Additional funding and a strategic partner are being sought to further develop this technology.

     Iris is a non-blocking, reversible switch that uses optoelectronic processing technology to provide a small, low-power package at reasonable cost. Its design can increase satellite capacity, thus providing added revenue potential with no power penalty. It can operate on 10 to 50 signals, each composed of 100 to 500 FDMA or CDMA voice-grade channels and route those signals to appropriate buffers for transmission. Iris provides non-blocking switching, bandwidth of 5 to 50 MHz per signal, low-latency processing, over 43 dB dynamic range and rapid reconfiguration. It is ideal for spacecraft because of small size, weight and power. Gold and related codes for CDMA are easily implemented, and FDMA filter shapes are readily controlled. It is modifiable, simple, redundant and highly reliable.

     Chronos(TM) is an acousto-optic processor that generates and controls the set of time delays required for TRUE TIME DELAY beam steering of wide aperture, ultrawideband radio frequency (RF) antenna arrays. The time delay controller scans an RF array beam rapidly over a continuum of angles and provides the proper relative phases between the carriers of the time delayed signals at the RF of the antenna array. Using time delays rather than phase delays between the array elements eliminates beam dispersion. This product avoids beam broadening, easily controls signal delays and provides continuous high precision beam steering.

     Several other optoelectronic processors are under study by the Company. Related applications and exploratory development activities are limited by lack of funding. Additional government contracts and strategic partnerships with companies active in applicable markets are being sought.

CONTINUING OPERATIONS

Certain amounts or calculations for prior year have been reclassified or recalculated to conform to the 1997 presentation of continuing operations and discontinued operations. For further discussion, see Part II Item 6 - Management's Discussion and Analysis.

CONTRACT MIX
     Services of the Company are performed under time and material (58% and 45% of revenues in 1997 and 1996), cost-reimbursement (26% and 25% in 1997 and 1996) or fixed-price (16% and 30% in 1997 and 1996) contracts and subcontracts. Fixed-price contracts have a greater degree of risk and higher potential reward than cost-type contracts since the Company is obligated to provide specific deliverables within the confines of the contracted price.

GOVERNMENT PROGRAMS
     The major portion of the Company's revenues has been derived from contracts, or subcontracts thereunder, with departments or agencies of the United States Government, primarily the military services and other departments and agencies of the Department of Defense (DoD). In 1997 and 1996, approximately 51% and 43%, respectively, of the Company's total revenues were derived from government contracts or subcontracts. Revenues from contracts or subcontracts from DoD programs were 43% and 34% of total revenues in 1997 and 1996, respectively. Government military programs include work principally with both the Navy and Army in 1997, and to a lesser extent with the Air Force and other DoD entities. The Company also works with industrial companies, engineering firms, equipment manufacturers and research institutions.

     The Company has proposals outstanding on other key contracts for optical systems development and equipment design and assembly.

COMMERCIAL PROGRAMS AND PRODUCTS
     The Company is endeavoring to expand the commercial portion of its business. The Company expects that significant personnel and financial resources will continue to be applied to the targeted commercial product and service sectors. The application of personnel and financial resources is greatly constrained by the Company's liquidity problems and lack of capital and the limited access to capital that the Company presently has.

     The Company's efforts to date have been focused in support of Motorola communications satellites and in optoelectronic products. The Company continues work which began in 1990 with Motorola, Inc., assisting in the design of the Iridium(R) satellite constellation that will provide global wireless communications to handheld telephones and pagers. The Company's engineers develop and use software to model satellite and intersatellite communications links to assess system capacity and availability, and help develop channel-assignment algorithms for maximizing system capacity. The Company's engineers are named on several pending Motorola patents which are integral to Iridium(R) system performance. The Company is also involved in modeling the paging component of the system and user location determination systems. The Company's contract to perform such work generated over 48% ($1.9 million) of revenues in 1997 and 56% ($2.1 million) in 1996.

     The Company is developing acousto-optic hardware utilizing its proprietary ImSyn(TM) processor and other units. These products are both stand-alone commercial items for end users, and units to be sold to original equipment manufacturers (OEMs) for inclusion in their products. The Company is directly marketing such products using employee and outside sales personnel to make OEM and other customer contacts. It will also seek to obtain such contacts by using direct mail and other traditional advertising approaches, such as new product releases, technical and trade journal articles and features, space advertising, participation in trade shows and other opportunities deemed by the Company to be cost-effective and consistent with the professional nature of the Company's products. As such products are generally compact in size and weight, distribution to customers would be through normal third-party shipping means from the Company's facilities. The Company's products are offered not only to improve capability but also to improve size, cost and power consumption.

PATENTS
     The Company has established a patent portfolio to cover the optoelectronic processing techniques employed in its products. There is an ImSyn(TM) group of patents and a set of patents covering an optoelectronic True Time Delay Beamformer. The majority of the current products are governed by the claims in the ImSyn(TM) set of patents.

     There are currently four ImSyn(TM) patents which have issued in the U.S.. The first three patents cover the optoelectronic architecture and application of the product ImSyn(TM) including accelerating image reconstructions for synthetic aperture radar and magnetic resonance imaging. The claims in the fourth patent employ the sensing and reconstruction techniques of ImSyn(TM) to the application of the Virtual Lens Microscope (VLM) product. The VLM has application for semiconductor inspection, biomedical microscopy, and non-destructive testing.

     The first ImSyn(TM) U.S. Patent 5,079,555, "Sequential Image Synthesizer", includes 20 claims and expires January 7, 2009. The corresponding patent No. 2,058,209, issued in Canada, expires November 25, 2011. The European version of this patent has been allowed in Europe and the patent will be issued in Great Britain and Germany.

     The second ImSyn(TM) patent, U.S. Patent No. 5,384,573, "Image Synthesis Using Time Sequential Holography" includes 157 claims and expires on January 24, 2012. The European and Canadian versions are in process.

     The third ImSyn(TM) patent issued in the U.S. on April 7, 1998 with 8 claims. The fourth ImSyn(TM) patent issued in the U.S. on May 12, 1998 with 21 claims. The title of these patents is "Image Synthesis Using Time Sequential Holography".

     Three U.S.  patents  for the  invention  of the True Time Delay  Beamformer
(TTD) have been issued to the Company. U.S. Patent No. 5,202,776 expires on April 13, 2010. U.S. Patent No. 5,390,046 expires on February 14, 2012. U.S. Patent No. 5,623,620 expires on April 22, 2014. TTD enables accurate electronic steering of exceedingly broadband array antennas for aircraft, space, maritime and ground systems.

COMPETITION
     Competition for U.S. Government professional and technical services contracts has grown in intensity and proposals have become increasingly costly during the past several years. This stimulated the Company to initiate its program to develop proprietary products and services. As such proprietary items are developed, the Company has relied increasingly upon offers of its specialized capabilities, sharply reducing resources applied in response to proposals for solely professional and technical services. Examples of such proprietary items include ImSyn(TM) processor products.

     When performing desired functions using conventional technology takes too long or costs too much, designers do not specify those functions. When Essex offers cost-effective means of providing such functions, system integrators can state, correctly, that there is "no requirement" for them. That means that no expenditure is justified, no matter what the gain in system effectiveness may be. Such design limitations, laid down for good reasons at the time, are a key obstacle to market penetration by the Company's products. Electronic systems integrators are gigantic in size and control an immense portion of the markets of interest to Essex. They are customers as well as competitors. Lockheed Martin, Boeing, Motorola, Raytheon, TRW, General Electric, Siemens, Hughes Telecom and many others are far larger than Essex. As integrators, they are specifiers. General Electric decides what goes into GE MRI equipment; Lockheed Martin, what goes into certain aircraft systems; Boeing, what goes into its commercial, military and space products. Such companies determine which suppliers' products become a part of military and other systems. Essex is just beginning to express itself outside the development laboratory and is not yet firmly in the market. As far as the world of systems integration is concerned, Essex products are not yet available. When Essex products become readily available and well known, integrators will have an opportunity to consider specifying them.

     There are many manufacturers of digital signal processors (DSP) boards that are broadly used in many applications. Virtually all Essex hardware is equipped with such circuit boards. Mercury Computer Systems is a principal supplier of such hardware for radar imaging. Mercury is a commercial company with products well accepted by Department of Defense communities. There is no evidence that Mercury is interested in entering the optoelectronic processor market. Mercury is highly profitable, well managed, exceedingly aggressive and a strong competitor.

     As is the case with DSP boards, many companies are in optoelectronics. The vast majority so identified are not direct competitors, but are in the fiber-optic telecommunications business. Many others are vendors building components that the Company purchases. A few, however, do compete, such as Harris Corporation, which is highly active in the Defense Sector. While the Company seeks a competitive advantage in its chosen fields as a result of its proprietary products and services, larger companies with more resources provide competition and barriers to entry for such business.

BACKLOG
     As of December 28, 1997, the Company had a total backlog (funded and unfunded) of $1,981,000 as compared with $2,259,000 at December 29, 1996. Of these amounts, backlog was $1.9 million funded and $.1 million unfunded at yearend 1997 as compared to $1.7 million funded and $.5 million unfunded at yearend 1996. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts. Even though such contracts are fully funded by appropriations, they are subject to other risks inherent in government and commercial contracts, such as termination for the convenience of the customer.

EMPLOYEES
     As of June 30, 1998, the Company had approximately 50 employees, of whom 34 were full-time employees.

2.   DESCRIPTION OF PROPERTIES

OFFICE FACILITIES
     The Company leases its offices. The Company's corporate headquarters and offices are located in a one-story building at 9150 Guilford Road, Columbia, Maryland. The Company occupies approximately 18,000 square feet under a lease agreement extending through early 1999. The headquarters and offices for its Commercial Products Division (CPD) are located in an adjacent one-story building at 9130 Guilford Road, Columbia, Maryland. CPD occupies approximately 7,000 square feet under a lease extending through early 1999. The Company has assigned certain of its personnel to customer-owned facilities in Chandler, Arizona. The Company believes that its present facilities are adequate for its current business needs. The Company has also begun, where applicable, to use a home-based telecommuting arrangement for certain employees.

     The Company closed its Huntsville, Alabama facility in late 1997. This facility was constructed under a lease-purchase agreement pursuant to which the Company would, for a nominal percentage of original construction costs, acquire title to such property at the conclusion of the lease in 1999. This facility was sold in June 1998 and a portion of the sales proceeds were used to pay off the remaining balance under the lease-purchase agreement. (See Note 2 Discontinued Operations in the Notes to Financial Statements.)

EQUIPMENT
     The Company owns a variety of computer workstations, test equipment, microcomputers, printers and reproduction equipment. The Company leases computer workstations in support of customer work. Other computer hardware and software, test equipment, word processing and reproduction equipment used by the Company are leased.

IMAGE SYNTHESIS LABORATORY
     The laboratory consists of optical hardware and computer software, optical benches and test equipment. The laboratory includes the physical property which demonstrates and tests the capabilities of the Company's patented Image Synthesizer (ImSyn(TM)) technology as well as other optoelectronic devices and applications such as the Virtual Lens Microscope(TM).

3.   LEGAL PROCEEDINGS

     The Company was a party to a legal dispute with its former landlord. This matter was settled in July 1994 and resulted in certain obligations for the Company. (See Note 8 Commitments and Contingencies in the Notes To Financial Statements.)

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 17, 1997, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, each member of the Board of Directors was elected to serve until the next annual meeting or until their successors are duly elected and qualified. The votes cast and withheld for each such director were as follows:


                                               FOR               WITHHELD
           Harry Letaw, Jr.                  3,111,179             138,427
           Frank E. Manning                  3,124,334             125,272
           Harold P. Hanson                  3,124,534             125,072
           Robert W. Hicks                   3,124,634             124,972
           Ray M. Keeler                     3,124,534             125,072
           A. William Perkins                3,124,634             124,972
           Terry M. Turpin                   3,117,667             131,939

       (Note: In March 1998, Mr. Perkins retired from the Board. In June 1998, Mr. Leonard E. Moodispaw was elected by the Board to fill the vacancy.)

           In addition, the Company's shareholders approved the following proposals:

           The ratification of the appointment of Arthur Andersen LLP as independent accountants, as follows:

           FOR    3,171,774    AGAINST    76,270    ABSTAIN    1,562
                  ---------               ------               -----

(Note: In June 1998, Arthur Andersen was released from service and was replaced by Stegman & Company, Certified Public Accountants.)

                                     PART II

5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

PRICE RANGE OF COMMON STOCK
      Since June 1997, the Company's common stock is quoted and trades executed through the OTC Bulletin Board under the symbol "ESEX". Previously, the Company's common stock was traded on The Nasdaq SmallCap Market(sm) tier of the Nasdaq Stock Market(sm).

      The following table sets forth the range of high and low actual sales prices of the Common Stock for the periods indicated. Sales prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions.

                                                  1997                 1996
                                         ------------------  ------------------
                                             HIGH      LOW       HIGH       LOW

  First quarter........................  $   1.88  $   0.59  $   3.50  $   2.25
  Second quarter.......................      1.06      0.25      3.63      2.63
  Third quarter .......................      0.81      0.41      3.00      2.00
  Fourth quarter.......................      1.06      0.50      2.50      0.94

      At June 30, 1998, there were approximately 1,350 beneficial owners of the Company's Common Stock which includes 360 holders of record.

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

     In June 1997, the Board of Directors unanimously authorized the sale of the SED and the FSD operations (except for the telecommunications and government-related optoelectronics businesses). The historical technical services business areas were too diverse and competitive relative to the size of the Company. On August 4, 1997, the Company sold the FSD operations (except for the telecommunications and government-related optoelectronics businesses) for approximately $300,000 in cash and assumption of certain liabilities of approximately $60,000. Effective October 1, 1997, the Company sold the SED operations for approximately $1,475,000. The Company received $525,000 cash at closing and took a note receivable for $325,000 which was paid off in June 1998. The balance of $625,000 was received from escrow through February 1998 as the respective contracts of SED were novated to the acquiror. Effective June 29, 1997, the Company has presented the results of these SED and FSD operations as "discontinued operations". Prior years' figures have been restated to reflect the amounts of such discontinued operations.

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

STATUS

     The Company delayed filing its 1997 Form 10-KSB due to continuing liquidity problems as a result of delays in receipt of anticipated new business and follow-on work. There were also concerns relating to the lack of a backlog of orders for the Company's ImSyn(TM) processors and the corresponding valuation of its ImSyn(TM) inventory. Backlog and order issues will continue to be major concerns until substantial improvements have been achieved.

     The Company's backlog of work in the telecommunications and optoelectronics business areas has always been funded incrementally. The telecommunications work is principally with one major customer, Motorola, and is approximately 50% of the Company's revenues from continuing operations for 1997. While the telecommunications work has been consistently forthcoming over the last few years, the optoelectronics work has been sporadic. The Company has been unable to maintain programs of sufficient volume and expand such work to achieve a breakeven or better level of operations on such revenues.

     Since early 1997, the Company has continued development and initial product improvement of its ImSyn(TM) optoelectronic processor to the extent possible. The processor is a combination of digital and optical componentry. Problems in the reliability and performance of certain digital components as well as the combination of such state-of-the-art subassemblies have caused delays in the availability of the ImSyn(TM) processor to potential initial users and customers. Such initially produced processors were expected to be available in early 1997 but are only beginning to become available in late 1998. The first-designed units are being upgraded with more effective electronic componentry, requiring hardware and software changes and retesting and recalibrating of unit performance. The Company established in 1997 significant reserves against its ImSyn(TM) inventory for such changes and delays in the introduction of these first units.

     The lack of available units for initial user testing and evaluation has hindered potential sales and revenues, and delayed inventory turnover. Such delays have prolonged the outflow of cash resources to maintain core staff and make additional inventory replacement component purchases. The outflow of cash in the optoelectronics area was significantly greater than the cash inflows from all operations in 1996 and 1997, but has moderated somewhat during the first half of 1998. Net cash used in operating activities was $1.6 million in 1997 but has declined to $333,000 in the first half of 1998.

     The Company is working to reduce the deficit from optoelectronic operations and to improve its cash flows. The Company has made available initial Imsyn processors to potential users in mid-1998 on a trial basis with the intention of turning such use into revenues by late 1998 through the sale or lease of such processors. The Company continues to pursue new work and expansion of its existing contracts for telecommunications and optoelectronics products and services with Government and commercial customers.

1997 COMPARED TO 1996
CONTINUING OPERATIONS

     Revenues from continuing operations were $4,012,000 and $3,692,000 for 1997 and 1996, respectively, an increase of 9%. The Company's work for Motorola on its Iridium cellular satellite communication system accounted for revenues of $1.9 million and $2.1 million in 1997 and 1996, respectively. This represented 48% and 56% of revenues for 1997 and 1996, respectively. There was a decline in revenues from this program between 1996 and 1997 as tasks were completed for the initial satellite system. The Company continues to perform work on the current and successor satellite systems and has a yearend 1997 backlog on the Motorola program of approximately $1.8 million. The Company has a backlog of approximately $150,000 on programs related to optoelectronic devices and services.

     The decline in revenues on the Motorola contract was partially offset by the sale of one Imsyn(TM) unit for $250,000 during the first quarter of 1997 for U.S. Government end-use under a development and applications contract. The Company had no firm orders for ImSyn(TM) units as of July 23, 1998.

     There were operating losses from continuing operations of $1,264,000 and $2,939,000 in 1997 and 1996, respectively. Cost of goods sold and services provided for 1996 was 61.2% as compared to 58.2% in 1997. In 1996, significant additional costs in excess of amounts which could be recovered were incurred on two contracts for delivery of initial optoelectronic processor devices. In 1997, cost of goods sold includes a charge of $400,000 to establish a reserve against ImSyn(TM) processor inventory to provide for design changes and the delay in the introduction of these first units.

     Selling, general and administrative expenses ("SG&A") were $3.6 million in 1996 compared to $2.4 million in 1997 on a slightly higher revenue volume in 1997. The $1.2 million of such higher SG&A expenses contributed to the larger loss in 1996. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The Company has reduced expenses between the 1996 and 1997 periods and has curtailed expenditures where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses.

DISCONTINUED OPERATIONS

     There was a loss from discontinued operations of $101,000 and $243,000 in 1997 and 1996, respectively. In 1997, the Company recognized a gain of $1,236,000 from the disposal of certain assets of the Systems Effectiveness Division and the Federal Systems Division.

     Discontinued operations are comprised of the Systems Effectiveness Division and the Federal Systems Division (except for the telecommunications and government-related optoelectronics businesses). During 1997 and 1996, the SED operations had sales of approximately $4.8 million and $5.2 million, respectively, and produced income of approximately $503,000 and $577,000 during the applicable periods of 1997 and 1996, respectively. As of October 1, 1997, the SED operations were sold.

     The FSD discontinued operation's revenues were $2.3 million in 1997 and $4.1 million in 1996. There was a loss from operations of FSD of approximately $493,000 in 1997 compared to a loss of approximately $819,000 during 1996. During 1996, FSD was working on several programs, including a program to produce aviation maintenance trainers (the "Trainers Program"), which were estimated to be on budget and provided volume to recover indirect expenses. In late 1996, the Trainers Program incurred performance difficulties which produced significant losses on this program in the last quarter of 1996. Additional significant completion problems were encountered in the first half of 1997 which produced additional losses. FSD was unable to secure additional new business on a timely basis resulting in the decision to close the Huntsville, Alabama production facility in September 1997 concurrent with the substantial completion of the Trainers Program. The sale of certain other FSD technical service operations located elsewhere was completed in early August 1997 and the net gain was recognized in 1997. As of December 28, 1997, there were net current assets of discontinued operations of $31,000 and net noncurrent assets of $977,000 shown on the balance sheet which were sold and proceeds received in 1998.

CORPORATE MATTERS

     There was a gain in 1996 on settlement of lawsuit of (approximately $2,241,000, or $0.62 per share). This gain triggered a payment to the former landlord and expense of $250,000 ($0.07 per share). The basic income (loss) per share results are computed on weighted average shares outstanding of 3,617,000 in 1996.

     The Company and a corporate defendant reached an out-of-court settlement. Under the terms of the Settlement Agreement, the Company recognized a gain of approximately $2.2 million after payment of contingent attorney's fees of $1,525,000 and related expenses of $234,000. The Company had expensed in prior years approximately $385,000 in connection with this lawsuit. In addition, the Company recognized an expense of $250,000 as part of the previously concluded rent dispute with its former landlord. The Company was liable for such a payment upon successful conclusion of the previously described lawsuit.

     In 1997, the Company's interest expense and debenture financing amortization costs increased due to the increased average borrowings under its line of credit and the accelerated write off of debenture financing costs due to the early pay down on the debentures. Total interest expense and debenture financing amortization costs were $311,000 in 1997 compared to $143,000 in the same period of 1996.

     The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No significant provision or benefit from income taxes was recognized in 1997 or 1996.

YEAR 2000 ASSESSMENT
     The Company has made a preliminary review of the computer systems and software utilized in both operations and administration. The Company has determined that most of its systems and software are either already Year 2000 compliant or are vendor-supported under warranty or maintenance agreements and are expected to be brought into compliance on a timely basis.

LIQUIDITY AND CAPITAL RESOURCES
     The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                            SELECTED FINANCIAL DATA ($ Thousands)
                                                                         AS OF
                                                         December 28,    December 29,
                                                             1997                      1996
                                                      ------------------        ------------------
Total Assets                                          $            3,191        $            4,708
                                                      ==================        ==================

Working Capital                                       $              466        $              113
                                                      ==================        ==================

Current Ratio                                                     1.36:1                    1.05:1

Current and Long-Term Capital Leases                  $               65        $              176
Bank Line of Credit                                                  164                       900
Convertible Debentures                                             1,233                     1,400
                                                      ------------------        ------------------
     Total Debt/Financing                             $            1,462        $            2,476
                                                      ==================        ==================

Stockholders' Equity                                  $              666        $              729
                                                      ==================        ==================

     The Company's working capital and ratio increased primarily as a result of the proceeds from the sale of discontinued operations in 1997. At yearend 1997, the Company has working capital of approximately $466,000 and a stockholders' equity of approximately $666,000. During mid 1997, certain insiders and directors invested $245,000 in convertible unsecured notes payable and $120,000 in redeemable preferred stock. The $245,000 was converted into common stock in December 1997. At year end 1997, the preferred stock was considered equity since it was converted into common stock in the second quarter of 1998.

     The Company has incurred significant losses over recent years, primarily due to the development and marketing of its optoelectronics products and services. The optoelectronics products and services business is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts in the range of $75,000 - $100,000 per month. When combined with the telecommunications operations, the net cash outflow is in the range of $25,000 - $50,000 per month. The Company has taken steps to increase revenue volume and reduce expenditures. The Company has cut back on research and development for 1998 where possible while retaining essential staff and other capabilities in the optoelectronics and telecommunications businesses. If current conditions remain unchanged, the Company would not be able to sustain its overall business operations without additional working capital or further cost reductions.

     The Company settled on the sale of its Huntsville, Alabama facility in June 1998. The facility served as a portion of the collateral on the convertible debentures. The proceeds from the sale were therefore restricted and used to pay down approximately $860,000 of debentures.

     The Company continues to seek additional funds under appropriate terms from private financing sources to finance development and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Significant delays in the commercialization of the Company's optoelectronic products, failure to commercialize such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

     The Company has approximately $400,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and consists of finished goods and work-in-process. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for sales of such units as of July 23, 1998.

     The receivable financing arrangement for a line of credit up to $500,000 expired May 31, 1998. The Company is negotiating to replace this financing with an accounts receivable factoring organization. The terms and conditions of the factoring agreement are expected to be slightly more costly but otherwise comparable.

     Under the settlement agreement reached with the landlord, certain payments are triggered only by other future cash inflows. The remaining $282,000 contingent portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. The sales of the discontinued operations of the Company requires that approximately $100,000 of the remaining $282,000 be paid from the proceeds from such sales beginning in July 1998.

     The Company believes that it will be able to meet its 1998 funding requirements and obligations from the aforementioned sources of revenue and capital, and if necessary, by further cost reductions. However, there can be no assurances in this regard and the Company expects that it will need significant additional financing in the future.

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

     The Company began limited assembly and manufacturing operations in 1997. As the Company expands these operations, the Company will consider the impact of inflation in the cost of such operations.


7.   FINANCIAL STATEMENTS

     See Item 13(a)(1) in Part III of this Form 10-KSB.

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE

     In June 1998, the Company selected Stegman & Company as its principal accountants to audit the Company's financial statements for the 1997 fiscal year. Stegman & Company replaced Arthur Andersen LLP as the Company's principal accountants. Arthur Andersen LLP had been the Company's auditors since 1992 and were dismissed for business considerations entirely unrelated to accounting standards or practices.

     The Company had no disagreement with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, internal controls, or auditing scope or procedure, in connection with the audits of the 1996 or 1995 fiscal years or any subsequent interim period in 1997.

     The Company's financial statements for each of the 1996 and 1995 fiscal years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended unanimously by the Audit Committee of the Company's Board of Directors.

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Directors* and executive officers elected by the Board are:

         NAME AGE                       POSITION
      Harry Letaw, Jr.      71   Chairman and Chief Executive Officer
      Leonard E. Moodispaw  55   President; Chief Operating Officer and
                                 Director
      Terry M. Turpin       55   Senior Vice President; Chief Technical Officer
                                 and Director
      Joseph R. Kurry, Jr.  48   Senior Vice President; Treasurer and Chief
                                 Financial Officer
      Matthew S. Bechta     44   Vice President
      Craig H. Price        49   Vice President
      Gerald J. Davieau     42   Vice President
      Kimberly J. DeChello  36   Chief Administrative Officer and Secretary
      Frank E. Manning      79   Chairman Emeritus; Director (2)
      Harold P. Hanson      76   Director (3)
      Robert W. Hicks       60   Director (1)
      Ray M. Keeler         67   Director (1)(2)(3)

     * Directors are elected annually at the Company's Annual Meeting of Stockholders.

     (1) Member of the Audit Committee of the Board of Directors.
     (2) Member of the Compensation Committee of the Board of Directors.
     (3) Member of the Ethics Committee of the Board of Directors.

     Harry Letaw, Jr. was elected a Director of the Company in June 1988. He is Chairman of the Board and Chief Executive Officer. Dr. Letaw is President and founder of Intellinet Corporation, a motor control system manufacturer, based in Maryland. He previously served in senior management and marketing positions with Raytheon, Martin Marietta and Bunker Ramo. Dr. Letaw performed military service during World War II, received a Bachelor of Science degree in Chemistry in 1949, a Master of Science degree in Chemistry in 1951 and a Doctor of Philosophy degree in Physical Chemistry in 1952, all from the University of Florida. He was Research Assistant Professor of Electrical Engineering at the University of Illinois, 1952 to 1955. Dr. Letaw devotes his full business time to the business of the Company and his affiliations with other corporations do not involve any substantial expenditures of time nor do these positions involve any real or potential conflicts of interest.

     Leonard E. Moodispaw, President, Chief Operating Officer and Director of the Company, rejoined Essex in 1998. Mr. Moodispaw was an employee and consultant with Essex during 1988 to 1993. From 1988 to 1993, he was President of the former Essex subsidiary, System Engineering and Development Corporation
(SEDC), and later served as Essex Chief Administrative Officer. Mr. Moodispaw was Secretary of the Company and has currently been

Corporate Counsel. From April 1994 to April 1998, Mr. Moodispaw was President of ManTech Advanced Systems International, Inc. (MASI), a subsidiary of ManTech International Corporation. Mr. Moodispaw will continue his relationship with ManTech as a member of its Advisory Board and will serve as a consultant to MASI and to MASI UK Limited where he serves on the board of its joint venture with Vosper-Thornycroft. Early in his career, Mr. Moodispaw was engaged in a private practice of law, and from 1965 to 1978 was a senior manager in the National
Security Agency (NSA). He is the Founder of the Security Affairs Support Association (SASA) that brings government and industry together to solve problems of mutual interest.

     Terry M. Turpin was elected a Director of the Company in January 1997. He is Senior Vice President and Chief Technical Officer for the Company. He joined Essex through merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by the NSA. He was Chief of the Advanced Processing Technologies
Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

     Joseph R. Kurry, Jr. joined Essex Corporation in March 1985. He is Treasurer, Chief Financial Officer and Senior Vice President. Mr. Kurry was controller of ManTech International Corporation from December 1979 to March 1985. Mr. Kurry received a Bachelor of Science degree in Business Administration in 1972 from Georgetown University, in Washington, D.C. and is a Certified Public Accountant.

     Matthew S. Bechta was elected Vice President in October 1993. As Director of Programs, Mr. Bechta is responsible for technical operations and business development for Optoelectronics and Signal Processing. Mr. Bechta joined Essex in 1989 with the merger of Essex and SEDC. As one of the founders of SEDC, he served in various technical and management capacities since incorporation in 1980. From 1975-1980, Mr. Bechta was employed by NSA as a systems engineer. Mr. Bechta holds a Bachelor of Science degree in Electrical Engineering from Spring Garden College, Pennsylvania and a Master of Science degree in Computer Science from the Johns Hopkins University.

     Craig H. Price was elected Vice President in October, 1993. Dr. Price, Director of Engineering, is now responsible for Essex satellite support activities. Dr. Price joined Essex in 1989 as a result of the merger of Essex and SEDC. Dr. Price had joined SEDC in 1985, with varied assignments in engineering, analysis and advanced technologies. Previously, he served in numerous technical and project positions in the U.S. Air Force during the period 1974 - 1985, and he was awarded the Distinguished Service Medal. Dr. Price holds a Bachelor of Science degree in Electrical Engineering from Kansas State University, a Master of Science degree in Electrical Engineering from Purdue University and a Doctor of Philosophy degree in Electrical Engineering, from Stanford University.

     Gerald J. Davieau joined Essex as a result of the merger of Essex with SEDC, which he joined in 1987, and was elected Vice President in November 1997. As technical director of satellite systems engineering operations, Mr. Davieau is responsible for design and analysis of wireless satellite applications. He is listed on more than 20 Motorola patent disclosures from work on Iridium(R) and Celestri(TM) satellite programs. Mr. Davieau was employed by SPACECOM in Gaithersburg, Maryland, 1982-1987. He served in the U.S. Army, 1978 - 1982. Mr. Davieau holds a Bachelor of Science degree in Electrical Engineering from Lehigh University and a Master of Science degree in Electrical Engineering from the University of Maryland.

     Kimberly J. DeChello joined Essex in May 1987 and has served in various administrative and management capacities. She was appointed Chief Administrative Officer in November 1997 and Corporate Secretary in January 1998. Ms. DeChello is responsible for administration, human resources, investor relations and industrial insurance. Ms. DeChello holds an Associate of Arts degree in Accounting and a Bachelor of Science degree in Criminal Justice/Criminology. She is currently a Master of Science Degree Candidate at the University of Maryland.

     Frank E. Manning, Chairman Emeritus, is the founder of the Company. Mr. Manning has served as a Director of the Company since its organization in 1969. Mr. Manning received a Bachelor of Science degree in Economics from Franklin and Marshall College in 1942, and a Masters of Letters degree in Industrial Relations from the University of Pittsburgh in 1946

     Harold P. Hanson, formerly executive director of the Committee on Science, Space and Technology of the U.S. House of Representatives from 1980-1982 and 1984-1990, was elected a Director of the Company in June 1990. Dr. Hanson is now adjunct professor of physics, University of Florida, Gainesville and the editor and publisher of DELOS, a non-profit journal of translation. He is a member of the Essex Scientific Advisory Board, and a Fellow of the American Physical Society and a National Science Foundation Franklin medalist. Dr. Hanson was previously provost of Wayne State University and Boston University. He was an executive vice president, vice president for academic affairs, dean of the Graduate School and professor of physics of the University of Florida, Gainesville. He was also chairman of the Department of Physics and director, Center for Structural Studies, University of Texas, Austin. A naval officer during World War II, Dr. Hanson served as research physicist at the Naval Ordnance Laboratory and was later a Fulbright research fellow in 1961-1962. Dr. Hanson earned graduate degrees at the University of Wisconsin.

     Robert W. Hicks was elected a Director of the Company in August 1988. He has been an independent consultant since 1986. During this period he was engaged for three and one-half years by the State of Maryland Deposit Insurance Fund Corporation, Receiver of several savings and loan associations, first as an Agent and then as a Special Representative (both court-approved positions). He was a principal officer and stockholder in Asset Management & Recovery, Inc., a consulting firm which primarily provided services, directly and as a subcontractor, to the Resolution Trust Corporation and law firms engaged by the Resolution Trust Corporation. Mr. Hicks is also a Director and the Corporate Secretary of the Kirby Lithographic Company, Inc.

     Ray M. Keeler was elected a Director of the Company in July 1989. Since 1986, he has been an independent consultant to both industry and government organizations in areas related
                                       25
to national and tactical intelligence programs. Mr. Keeler served on the Board of Directors of SEDC from December 1987 through April 1989. From 1988 to November 1995, he was President of CRYTEC, Inc., a service company providing management, business development and technical support to companies involved in classified cryptologic projects. Since December 1995, he has been a consultant to companies involved in national technical intelligence programs. From 1982 to 1986, Mr. Keeler was Director of Program and Budget for the NSA. He received a Bachelor of Arts degree from the University of Wisconsin-Madison in 1957.

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

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16(a)-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 28, 1997.

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


                                                                                               LONG-TERM COMPENSATION
                                                                                ---------------------------------------------------
                                               ANNUAL COMPENSATION                             AWARDS           PAYOUTS
                                   -------------------------------------------  ----------------------------   ---------

-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Other       Restricted      Securities               All Other
                                                                    Annual          Stock        Underlying      LTIP      Compen-
         Name and                                                Compensation     Award(s)      Options/SARs   Payouts      sation
    Principal Position     Year    Salary($)(1)    Bonus ($)       ($)(2)          ($)(3)           (#)          (#)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
Harry Letaw, Jr.           1997       135,200          0              0              0              0             0            0
Chairman and CEO           1996       135,200       35,000            0              0              0             0            0
                           1995       113,920       10,000            0              0              0             0            0



Terry M. Turpin            1997       122,720          0            3,540            0            35,000          0            0
Senior Vice President      1996       115,120       15,000          3,465            0             8,000          0            0
and Director               1995       102,848        7,500          3,095            0             8,000          0            0



Joseph R. Kurry, Jr.       1997       114,400          0            3,300            0            30,000          0            0
Treasurer, Senior Vice     1996       114,400       25,000          3,439            0            23,500          0            0
President and CFO          1995       106,400        7,500          3,198            0             5,000          0            0


Craig H. Price             1997       102,960          0            2,970            0            29,000          0            0
Vice President             1996       102,960       15,000          3,094            0             8,500          0            0
                           1995        95,760        5,000          2,878            0             5,000          0            0


Matthew S. Bechta          1997       102,960          0            2,970            0            25,500          0            0
Vice President             1996       102,960       15,000          3,089            0             8,500          0            0
                           1995        95,760        5,000          2,876            0             8,500          0            0



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

(3) No restricted stock awards were made for the periods indicated. The number and value of the aggregate restricted stock holdings for the named executive officers at the end of the 1997 fiscal year, based on the closing bid price of the Common Stock on OTC Bulletin Board on December 26, 1997, without giving effect to the consideration paid by the named executive officer, were as follows: Dr. Letaw, 668,559 shares, $376,064 value; Mr. Turpin, 75,781 shares, $42,627 value; Mr. Kurry, 36,359 shares, $20,452 value; Dr. Price, 14,342 shares, $8,067 value; and Mr. Bechta, 39,198 shares, $22,049 value.

DEFINED CONTRIBUTION RETIREMENT PLAN
    The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a 401(k) salary reduction feature for its employees. The Plan calls for a discretionary contribution as determined by the Board of Directors, and an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature. Discretionary contributions are determined annually by the Board of Directors. No discretionary contribution was made by the Company to the Retirement Plan for 1997. The total authorized contribution under the matching contribution feature of the Plan was approximately $125,500 in 1997. All employee contributions are 100% vested at all times and Company contributions vest based on length of service. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the Plan be allocated among various investment options established by the Plan administrator.

    The Company contributions under the Retirement Plan for the persons referred to in the Summary Compensation Table are included in that Table.

EMPLOYEE INCENTIVE PERFORMANCE AWARD PLAN
    The Company has an Employee Incentive Performance Award Plan under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the Board of Directors. Such awards may be constrained by overall Company performances. There were no awards in 1997 to persons employed in the continuing operations of the Company. The incentive awards under the Performance Award Plan for the persons referred to in the Summary Compensation Table are included in that Table.

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

    During 1995, the Board awarded a total of 12,000 shares to six directors and none were awarded in 1997 or 1996. There are approximately 22,050 shares remaining in the Essex Corporation Restricted Stock Bonus Plan as of December 28, 1997.

EMPLOYMENT AGREEMENTS
    Since 1988, the Company has had an Agreement of Employment with Harry Letaw, Jr., Chairman of the Board and Chief Executive Officer. Dr. Letaw's annual compensation was increased to $135,200 effective October 2, 1995. The term of this Agreement is extended on a month-to-month basis by mutual agreement. The Agreement restricts the individual's rights to compete with the Company and prohibits misappropriation of proprietary rights of the Company, both during and after the term of employment.

OPTIONS TO PURCHASE SECURITIES
    The Company has a 1996 Stock Option and Appreciation Rights Plan (the "1996 Plan"). The 1996 Plan as presently in effect provides for the grant of tax qualified Incentive Stock Options ("ISOs") and options that are not tax qualified ("NSOs") and Stock Appreciation Rights ("SARs") which rights may be related to, but not necessarily be granted in tandem with, options granted under the 1996 Plan. Persons eligible to receive awards of options and SARs under the 1996 Plan include officers, directors, key employees and other persons who provide valuable services to the Company. SARs entitle the holder to cash or Company Common Stock measured by the increase in market value of the Company's Common Stock from the date of grant to the date of exercise. The exercise price of an ISO under the 1996 Plan may not be less than the fair market value of the Company stock on the date of grant; the exercise price of NSOs and the appreciation base price of SARs are determined in the discretion of the Board of Directors except that the SAR appreciation base price may not be less than 50% of the fair market value of a share of Common Stock on the grant date with respect to awards to persons who are officers or directors of the Company. The 1996 Plan reserves 300,000 shares of the Company's Common Stock for issuance. There are options for 263,200 shares outstanding at prices ranging from $1.00 - $3.00, including options for 112,000 shares held by officers or directors (options for 160,975 shares are exercisable, including exercisable options held by officers and directors of 63,400). As of June 30, 1998, there remain 36,800 shares available for future grants of options or SARs.

    The Company had an Option and Stock Appreciation Rights Plan ("OSAR Plan") which expired on January 31, 1997 with no shares available for future grants. As of June 30, 1998, options for 658,750 shares of the Company's Common Stock remain outstanding under this Plan. Of this amount, options for 583,920 shares are exercisable at prices ranging from $2.50 - $3.08 including options held by officers and directors to purchase 545,000 shares (of which options for 493,940 shares are exercisable).

    The following Table shows for the fiscal year ended December 28, 1997 for the persons named in the Summary Compensation Table, information with respect to options to purchase Common Stock granted during 1997 under the OSAR Plan and the 1996 Plan. No options granted under the stock plans were exercised by the persons listed below in 1997.




                           STOCK OPTIONS GRANTS TABLE
                     FOR FISCAL YEAR ENDED DECEMBER 28, 1997


                             Number of
                             Securities
                             Underlying      % Of Total Options/
                              Options          SARs Granted to        Exercise or
                              Granted           Employees in           Base Price       Expiration
            NAME               (#)(1)            Fiscal Year             ($/Sh)            Date
========================================================================================================


Harry Letaw, Jr.                ---                  ---                  ---              ---


Terry M. Turpin                20,000                5.1                  3.00           01/30/07
                               15,000                3.8                  1.00           11/16/07



Joseph R. Kurry, Jr.           22,000                5.6                  3.00           01/30/07
                                8,000                2.0                  1.00           11/16/07



Craig H. Price                 21,500                5.4                  3.00           01/30/07
                                7,500                1.9                  1.00           11/16/07



Matthew S. Bechta              18,000                4.6                  3.00           01/30/07
                                7,500                1.9                  1.00           11/16/07



------------------------------------



(1) Such options became exercisable beginning June 30, 1997.

    The following Table shows for the fiscal year ended December 28, 1997 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal year-end values for unexercised options/SARs.



       AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES TABLE
                     FOR FISCAL YEAR ENDED DECEMBER 28, 1997




                                                                       Number of
                                                                      Securities                Value of
                                                                      Underlying              Unexercised
                                                                      Unexercised             In-the-Money
                                                                    Options/SARs at         Options/SARs at
                                                                      FY-End (#)               FY-End($)
                                Shares             Value
                             Acquired on         Realized            Exercisable/             Exercisable/
            NAME             Exercise (#)           ($)              Unexercisable           Unexercisable
=============================================================================================================

Harry Letaw, Jr.                 ---                ---                290,000/0                  0/0

Terry M. Turpin                  ---                ---              21,400/29,600                0/0

Joseph R. Kurry, Jr.             ---                ---              22,100/36,400                0/0

Craig H. Price                   ---                ---              15,900/26,600                0/0

Matthew S. Bechta                ---                ---              17,170/25,330                0/0







REMUNERATION OF DIRECTORS
    The Company's Directors generally meet quarterly. Additionally, the By-Laws provide for special meetings and, as also permitted by Virginia law, Board action may be taken without a meeting upon unanimous written consent of all Directors. Board members not employed by the Company receive a maximum of $1,500 for each Board or Board Committee Meeting attended. Such compensation was suspended for 1997. In 1997 the Board held seven meetings; the entire membership of the Board was present at all of the meetings except two where one director was absent.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table and accompanying notes set forth as of June 30, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person or group who beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                                           Amount and Nature    Percentage of Outstanding
              Name and Address               of Beneficial        Shares of Common Stock
            OF BENEFICIAL OWNER*             OWNERSHIP (1)          BENEFICIALLY OWNED


     Harry Letaw, Jr. (2)                       989,809                    15.72
     Terry M. Turpin (3)                        313,593                     4.98
     Frank E. Manning (4)                       129,275                     2.05
     Leonard E. Moodispaw (5)                   122,650                     1.95
     Joseph R. Kurry, Jr. (6)                    75,009                     1.19
     Matthew S. Bechta (7)                       70,368                     1.12
     Harold P. Hanson (8)                        69,344                     1.11
     Robert W. Hicks (9)                         59,200                       **
     Craig H. Price (10)                         40,742                       **
     Ray M. Keeler (11)                          33,250                       **

     All Directors and Executive Officers
     as a Group (12 persons) (12)             2,118,836                    33.67

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

     (2) Dr. Harry Letaw, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Of the 989,809 shares beneficially shown as owned by Dr. Letaw, 321,250 shares represent presently exercisable rights to acquire Common Stock through stock options and warrants.

     (3) Terry M. Turpin is a Director and Senior Vice President of the Company. Of the shares shown as beneficially owned, 34,900 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (4) Mr. Frank E. Manning is the record and beneficial owner of approximately 2.05% of the outstanding shares of the Company (129,275 shares), including presently exercisable options to purchase 31,500 shares. Mr. Manning is the Chairman Emeritus and a Director of the Company. Does not include 40,000 shares of the Company's Common Stock owned of record and beneficially by Mrs. Eva L. Manning, wife of Mr. Frank E. Manning. Also does not include 157,500 shares beneficially owned by six separate family trusts of which Mrs. Manning is the sole trustee and over which trusts she has exclusive voting and dispositive power.

     (5) Leonard E. Moodispaw is President, Chief Operating Officer and a Director of the Company. Of the shares shown as beneficially owned, 65,500 represent presently exercisable rights to acquire common stock through stock options.






     (6) Joseph R. Kurry, Jr. is Senior Vice President, Treasurer and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 38,650 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (7) Matthew S. Bechta is Vice President of the Company. Of the shares shown as beneficially owned, 31,170 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (8) Harold P. Hanson is a Director of the Company. Of the shares shown as beneficially owned, 20,500 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (9) Robert W. Hicks is a Director of the Company. Of the shares shown as beneficially owned, 19,000 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (10)Craig H. Price is Vice President of the Company. Of the shares shown as beneficially owned, 26,400 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (11)Ray M. Keeler is a Director of the Company. Of the shares shown as beneficially owned, 18,250 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (12)Of the shares shown as beneficially owned, 621,640 represent presently exercisable rights to acquire common stock through stock options and warrants.

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements
               Report of Independent Auditors                                                          37
               Balance Sheet                                                                           38
               Statements of Operations                                                                39
               Statements of Changes in Stockholders' Equity                                           40
               Statements of Cash Flows                                                                41
               Notes to Financial Statements                                                      42 - 55

          (2)  Exhibits

               (i)   Exhibit 2 - Plan of Acquisition, Reorganization,
                     Arrangement, Liquidation and Succession

                     2.2     Asset Purchase Agreement dated October 16, 1997
                             between Essex Corporation and Star Mountain, Inc.                          H

               (ii)  Exhibit 3(i) - Articles of Incorporation and Amendments                            B
                     thereto
                     Exhibit 3(ii)- By-Laws,  as  amended  Filed as
                     Exhibits 3(i)  and  3(ii)  to  Registrant's   Registration
                     Statement on Form SB-2 filed October 17, 1994, Registration
                     No. 33-82920

               (iii) Exhibit 4 - Instruments defining the Rights of Holders

                     4.1     Form of Warrant Agreement with Mellon Bank                                 C
                     4.2     Specimen of Warrant Certificate                                            C
                     4.3     Specimen of Common Stock Certificate                                       C
                     4.4     Warrant Agreement with J. Michael Reisert, Inc.                            D
                     4.5     Specimen of Placement Agent's Warrant Certificate                          D
                     4.6     Form of 10% Convertible Collateralized Debenture                           E
                     4.7     Form of Series B Warrant                                                   E
                     4.8     Specimen of Preferred Stock - Series A                                     G

               (iii) Exhibit 10 - Material Contracts

                     10.1    Employment Agreement dated April 8, 1988, between                          C
                             Dr. Harry Letaw, Jr. and Registrant
                     10.3    Restricted Stock Bonus Plan                                                C
                     10.4    Option and Stock Appreciation Rights Plan                                  C
                     10.6    Pension Plan and Trust Agreement                                           C
                     10.7    Defined Contribution Retirement Plan                                       C
                     10.8    Incentive Performance Award Plan                                           C
                     10.9    Line of Credit Agreement with Signet Bank                                  E
                     10.10   Settlement Agreement between the Company and                               C
                             Rumsey Associates Limited Partnership
                     10.11   Option Agreement between the Company and Rumsey                            C
                             Associates Limited Partnership
                     10.13   Registration Rights Agreement                                              C
                     10.15   1996 Stock Option and Appreciation Rights Plan                             F
                     10.16   Subscription Agreement between the Company and
                             Harry Letaw, Jr. and Joyce Letaw                                           G





                     10.17   Subscription Agreement between the Company and Samuel Hopkins              G
                     10.18   Subscription Agreement between the Company and Harold P. Hanson            G
                     10.19   8% Convertible Note Payable - Harry Letaw, Jr. and Joyce Letaw             G
                     10.20   8% Convertible Note Payable - Samuel Hopkins                               G
                     10.21   8% Convertible Note Payable - Harold P. Hanson                             G

               (iv)  Exhibit 23 - Consents of Experts and Counsel

                     23.1    Consent of Independent Auditors                                           56

               (v)   Exhibit 27 - Financial Data Schedule

                     27.1    Financial Data Schedule                                                    A

     (b)  Reports on Form 8-K
          In  November  1996,  the Company  reported  results of its 1996 Annual
          Meeting. No financial statements were included.
-----------------------

A     Filed herewith
B     Incorporated by reference as indicated
C     Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920
D     Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed February 17, 1995, Registration No. 33-82920
E     Filed as Exhibit to Registrant's 1995 Form 10-KSB
F     Filed as Exhibit to Registrant's Form 8-K dated November 13, 1996
G     Filed as Exhibit to Form 10-QSB dated August 11, 1997
H     Filed as Exhibit to Form 8-K/A No. 1 dated November 21, 1997

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

                                Harry Letaw, Jr.
           By:  ------------------------------------------------------
                                Harry Letaw, Jr.
               Chairman of the Board and Chief Executive Officer;
                           Principal Executive Officer
                                   July 31, 1998


                              Joseph R. Kurry, Jr.
          By:  --------------------------------------------------------
                              Joseph R. Kurry, Jr.
          Senior Vice President, Treasurer and Chief Financial Officer;
                   Principal Financial and Accounting Officer
                                   July 31, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Harold P. Hanson                          Frank E. Manning
------------------------------            ------------------------------
  Harold P. Hanson, Director                Frank E. Manning, Director
        July 31, 1998                            July 31, 1998


  Robert W. Hicks                           Leonard E. Moodispaw
------------------------------            ------------------------------
  Robert W. Hicks, Director                 Leonard E. Moodispaw, Director
        July 31, 1998                            July 31, 1998


  Ray M. Keeler                             Terry M. Turpin
------------------------------            ------------------------------
  Ray M. Keeler, Director                   Terry M. Turpin, Director
       July 31, 1998                              July 31, 1998


  Harry Letaw, Jr.
------------------------------
  Harry Letaw, Jr., Director
        July 31, 1998

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Essex Corporation:

      We have audited the accompanying balance sheet of Essex Corporation as of December 28, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Corporation as of December 28, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                Stegman & Company



Baltimore, Maryland
July 23, 1998


                                                 ESSEX CORPORATION
                                                   BALANCE SHEET
                                              AS OF DECEMBER 28, 1997

                                                      ASSETS
CURRENT ASSETS
  Cash                                                                          $      367,136
  Accounts receivable, net                                                             469,427
  Inventory                                                                            399,488
  Note receivable and other                                                            411,742
  Prepayments and other                                                                 65,483
  Net current assets of discontinued operations                                         31,098
                                                                                --------------
                                                                                     1,744,374
                                                                                --------------
PROPERTY AND EQUIPMENT
  Production and special equipment                                                     875,983
  Furniture, equipment and other                                                       592,428
                                                                                --------------
                                                                                     1,468,411
  Accumulated depreciation and amortization                                         (1,227,806)
                                                                                --------------
                                                                                       240,605
                                                                                --------------
OTHER ASSETS
  Net noncurrent assets of discontinued operations                                     977,256
  Patents, net                                                                         175,374
  Deferred debenture financing                                                          20,928
  Other                                                                                 32,445
                                                                                --------------
                                                                                     1,206,003
                                                                                --------------
TOTAL ASSETS                                                                    $    3,190,982
------------                                                                    ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of capital leases                                             $       51,835
  Bank line of credit                                                                  163,874
  Accounts payable                                                                     301,195
  Accrued wages and vacation                                                           151,887
  Accrued lease settlement                                                             281,531
  Other accrued expenses                                                               328,442
                                                                                --------------
                                                                                     1,278,764
LONG-TERM DEBT
  10% Convertible Collateralized Debentures                                          1,233,100
  Capital Leases, net of current portion                                                13,140
                                                                                --------------
         Total Liabilities                                                           2,525,004
                                                                                --------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
  Common stock $0.10 par value; 25 million shares
    authorized; 4,134,065 shares issued and outstanding                                413,406
  Redeemable Preferred stock $0.01 par value; 1 million total shares authorized; 2,500 shares of Series A authorized, $100 liquidation
    value, 8% dividend rate; 1,200 shares outstanding                                  120,000
  Contributions in excess of par                                                     5,519,496
  Retained deficit                                                                  (5,386,924)
                                                                                --------------
         Total Stockholders' Equity                                                    665,978
                                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    3,190,982
------------------------------------------                                      ==============

The accompanying notes are an integral part of this statement.


                                             STATEMENTS OF OPERATIONS
                                        FOR THE FIFTY-TWO WEEK FISCAL YEARS
                                   ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996


                                                                              1997                      1996
                                                                       -----------------         -----------------

Revenues                                                               $        4,011,589        $       3,691,719
Cost of goods sold and services provided                                       (2,332,956)              (2,260,442)
Engineering and product development expenses                                     (582,400)                (743,662)
Selling, general and administrative expenses                                   (2,360,107)              (3,626,180)
                                                                       ------------------        -----------------

    Operating Loss                                                             (1,263,874)              (2,938,565)

Gain on settlement of lawsuit,
  net of related expenses of $1,759,450 in 1996                                        --                2,240,550
Lease settlement                                                                       --                 (250,000)
Interest expense, net and debenture financing
  amortization                                                                   (310,566)                (142,991)
                                                                       ------------------        -----------------

Loss from Continuing Operations
  Before Income Taxes                                                          (1,574,440)              (1,091,006)

Benefit from income taxes                                                              --                       --
                                                                       ------------------        -----------------

Loss from Continuing Operations                                                (1,574,440)              (1,091,006)
                                                                       ------------------        -----------------

Discontinued Operations (Note 2):

    Loss from operations                                                         (100,973)                (242,678)

    Gain on disposal                                                            1,235,818                       --
                                                                       ------------------        -----------------

Income (Loss) from Discontinued Operations                                      1,134,845                 (242,678)
                                                                       ------------------        -----------------

Net Loss                                                               $         (439,595)       $      (1,333,684)
                                                                       ==================        =================

Weighted Average Number of Shares
  Outstanding                                                                   3,649,775                3,616,519
                                                                       ==================        =================

Basic Earnings (Loss) Per Share:
  Continuing Operations                                                $            (0.43)       $           (0.30)
  Discontinued Operations                                                            0.31                    (0.07)
                                                                       ------------------        -----------------
                                                                       $            (0.12)       $           (0.37)
                                                                       ==================        =================


The accompanying notes are an integral part of these statements.



                                                          ESSEX CORPORATION
                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996


                                                                                         Contri-                         Total
                                             COMMON STOCK          PREFERRED STOCK      butions                          Stock-
                                      Shares                    Shares                 In Excess        Retained        holders'
                                      ISSUED        AMOUNT      ISSUED    AMOUNT        OF PAR           DEFICIT         EQUITY
                                   ----------    -----------    ------   --------    ------------     ------------    ------------


BALANCE, DECEMBER 31, 1995          3,585,973    $   358,597        --   $     --    $  5,214,966     $ (3,613,645)   $  1,959,918

 Stock options exercised               39,000          3,900        --         --          98,560               --         102,460

 Warrants exercised                       125             13        --         --             362               --             375

 Net loss                                  --             --        --         --              --       (1,333,684)     (1,333,684)
                                   ----------    -----------    ------   --------    ------------     ------------    ------------

BALANCE, DECEMBER 29, 1996          3,625,098        362,510        --         --       5,313,888       (4,947,329)        729,069

 Stock options exercised                1,000            100        --         --           2,420               --           2,520

 Common stock issued upon conversion
  of convertible note                 507,967         50,796        --         --         203,188               --         253,984

 Preferred stock issued                    --             --     1,200    120,000              --               --         120,000

 Net loss                                  --             --        --         --              --         (439,595)       (439,595)
                                   ----------    -----------    ------   --------    ------------     ------------    ------------

BALANCE, DECEMBER 28, 1997          4,134,065    $   413,406     1,200   $120,000    $  5,519,496     $ (5,386,924)   $    665,978
                                   ==========    ===========    ======   ========    ============     ============    ============

The accompanying notes are an integral part of these statements.


                                                 ESSEX CORPORATION
                                             STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996

                                                                                      1997              1996
                                                                                 --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                       $     (439,595)   $   (1,333,684)
  Adjustments to reconcile Net Loss to Net Cash
  (Used In) Provided By Operating Activities:

    Depreciation and amortization                                                       476,427           476,512
    Gain on sale/retirement of fixed assets                                              (1,555)          (73,707)
    Gain on sale of discontinued operations                                          (1,235,818)               --
    Allowance for bad debts                                                             (82,000)               --
    Inventory valuation reserve                                                         400,000                --

  Change in Assets and Liabilities:
    Accounts receivable                                                                  44,443           308,704
    Inventory                                                                          (317,171)         (298,896)
    Prepayments and other                                                                40,725           (85,477)
    Accounts payable                                                                     22,911          (138,218)
    Accrued lease settlement                                                            (26,706)          (70,704)
    Other liabilities                                                                  (436,256)          149,752
    Non-cash charges and working capital changes of
     discontinued operations                                                            (52,121)        1,187,311
                                                                                 --------------    --------------

  Net Cash (Used In) Provided By Operating Activities                                (1,606,716)          121,593
                                                                                 --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (21,511)         (101,946)
  Proceeds from sale of fixed assets                                                     23,279               810
  Proceeds from sales of discontinued operations                                      1,088,258                --
                                                                                 --------------    --------------

  Net Cash Provided By (Used In) Investing Activities                                 1,090,026          (101,136)
                                                                                 --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term repayments of bank line of credit, net                                    (736,126)          (17,010)
  Issuance of preferred stock                                                           120,000                --
  Proceeds from issuance of convertible notes                                           256,504                --
  Proceeds from exercises of stock options                                                   --           102,835
  Issuance of convertible debentures, net of financing costs                                 --           756,594
  Repayment of convertible debentures principal                                        (166,900)               --
  Payment of capital lease obligations                                                  (97,255)         (177,338)
                                                                                 --------------    --------------

  Net Cash (Used In) Provided By Financing Activities                                  (623,777)          665,081
                                                                                 --------------    --------------

CASH AND CASH EQUIVALENTS
    Net increase (decrease)                                                          (1,140,467)          685,538

    Balance - beginning of year                                                       1,507,603           822,065
                                                                                 --------------    --------------

    Balance - end of year                                                        $      367,136    $    1,507,603
                                                                                 ==============    ==============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER IMPORTANT FACTORS

      These statements cover Essex Corporation (the "Company"). Certain amounts for prior years have been reclassified or recalculated to conform to the 1997 presentation.

      REPORTING YEAR
      The Company is on a 52-week fiscal year ending the last Sunday in December for 1996 and 1997.

      USE OF ESTIMATES
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible accounts receivable, inventory obsolescence and valuation, depreciation and amortization, intangible assets, employee benefit plans and contingencies, among others. Actual results could differ from those estimates.

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

      The Company has incurred losses over the last five years, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment which it discontinued in 1997. The Optoelectronics Products and Services business area, which is part of continuing operations, was experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $100,000 per month.

      The Company is seeking additional funds from public or private financing markets to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. The Company believes that it will be able to meet its 1998 funding requirements from the aforementioned sources, although there can be no assurances in this regard. Failure to commercialize or significant delays in the commercialization of the Company's optoelectronic products would have a

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses), although there can be no assurances in this regard.

      CONTRACT ACCOUNTING
      Revenues consist of services rendered on fixed-price, time and materials and cost-plus- fixed-fee contracts. Revenue on time and materials contracts (approximately 58% and 45% of total revenues in 1997 and 1996, respectively) is recognized to the extent of billable rates multiplied by hours delivered, plus materials expense incurred. Revenue on fixed-price contracts (approximately 16% and 30% of total revenues in 1997 and 1996, respectively) is recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Revenue on cost-plus-fixed-fee contracts (approximately 26% and 25% of total revenues in 1997 and 1996, respectively) is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Anticipated losses are recognized as soon as they become known. In accordance with industry practice, accounts receivable relating to long-term contracts are classified as current assets, although a portion of these amounts is not expected to be realized within one year. A substantial portion of the Company's business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government. Because of the inherent uncertainties in estimating costs and the potential for audit adjustments by U.S. Government agencies, it is at least reasonably possible that the estimates will change in the near term.

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

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

      INTANGIBLE ASSETS
      The excess of cost over the fair value of assets acquired (goodwill) resulting from an acquisition in 1989 was being amortized on a straight-line basis at $60,000 per year. In 1997, the Company determined that the entire remaining amount of $144,000 should be immediately amortized.

      Patent costs include legal and filing fees covering the various patents which have been issued to the Company. Patent costs are amortized over their respective lives (15 - 20 years) and amortization was $17,000 in 1997 and $32,000 in 1996. The amortization in 1996 was higher due to the write off of costs for a patent which is no longer being processed.

      Deferred debenture financing costs ($21,000 at December 28, 1997) will be amortized ratably over the remaining 3-year life of the debentures.

      IMPAIRMENT OF LONG-LIVED ASSETS
      Long-lived assets and identifiable intangibles (including goodwill) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. During late 1996, the Company placed its Huntsville, Alabama facility for sale. The facility is currently recorded in the accompanying balance sheet at approximately $1,050,000 and is included in "Noncurrent assets of discontinued operations, net". An impairment charge of approximately $50,000 was recorded in 1996 and an additional $150,000 was recorded in 1997 related to this facility and such charges are recognized in the discontinued operations section of the accompanying Statements of Operations.

      BASIC EARNINGS (LOSS) PER SHARE
      The financial statements are presented in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      options and warrants. Diluted earnings per share are not presented because inclusion of common stock equivalents would result in anti-dilution.

      STATEMENTS OF CASH FLOWS
      Supplemental disclosures of cash flow information are as follows:

                                                       1997            1996
                                                   -----------    -------------
      A.      Cash paid during the year for-
                           Interest                $    91,000    $    109,600
                           Income taxes            $     4,000    $     23,500

     B. Capital lease obligations of $143,000 (net present value) were incurred during 1996, when the Company entered into various leases for new equipment. There were no new capital leases in 1997.

     C. Notes payable plus accrued interest in the amount of $256,504 were converted into common stock in December 1997.

2.    DISCONTINUED OPERATIONS

      In June 1997, the Board of Directors unanimously approved, effective June 29, 1997, the disposition of the Systems Effectiveness Division ("SED") and operations of the Federal Systems Division ("FSD") except for the telecommunications and government-related optoelectronics businesses which are comprised of different customers, a separate location in Columbia, Maryland and distinguishable operations. The discontinued operations comprised the majority of the Company's Technical Services and Products business operations.

      On August 4, 1997, the Company completed the sale of certain of the assets and operations of FSD for approximately $225,000 in cash and assumption of certain liabilities of approximately $60,000. There was an additional contingent cash payment of $73,000 which was received in early 1998.

      Another portion of the operations of FSD which were performed primarily in the Company's facility in Huntsville, Alabama were discontinued. The Huntsville facility was placed for sale and is included in the net noncurrent assets shown in the balance sheets.

      Effective October 1, 1997, the Company sold the business and net assets of SED. The aggregate sale price was $1,475,000. The Company sold the accounts receivable, contracts, fixed assets and certain other assets. The acquiring company assumed certain liabilities, such as accounts payable, accrued vacation and certain operating and capital lease obligations.

      The Company received $525,000 in cash at closing and took a note receivable for $325,000 which was paid off in June 1998. The balance of $625,000 was placed in escrow and was received through February 1998 as the respective contracts of SED were novated to the

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      acquiror. The sale price is subject to adjustment for any change in the net assets and to certain indemnifications and warranties by the Company which could affect the ultimate amount of proceeds received.

      Summarized results of operations for the discontinued operations are as follows:

                                   FISCAL YEAR DECEMBER 28, 1997
                                 REVENUES           NET INCOME (LOSS)
                  SED       $       4,811,000       $       503,000

                  FSD       $       2,313,000       $      (493,000)

                                   FISCAL YEAR DECEMBER 29, 1996
                                 REVENUES           NET INCOME (LOSS)
                  SED       $       5,162,000       $       577,000

                  FSD       $       4,086,000       $      (819,000)

       Net current assets and noncurrent assets of discontinued operations are comprised of the following:

       NET CURRENT ASSETS                               As of
                                                  DECEMBER 28, 1997
         Receivables, net                      $               183,399
         Industrial Revenue Bond - current                     (80,001)
         Other accrued liabilities                             (72,300)
                                               -----------------------
                                               $                31,098
                                               =======================

       NET NONCURRENT ASSETS

         Property, plant and equipment, net    $             1,050,574
         Industrial Revenue Bond                               (73,318)
                                               -----------------------
                                               $               977,256
                                               =======================

       The  noncurrent  assets  of  discontinued   operations  consists  of  the
       Huntsville, Alabama facility stated at estimated net realizable value, less the associated long-term liabilities as described below.

                                                          1997
              Industrial Development First
                 Mortgage Revenue Bond               $     153,319
              Less:  Current portion                        80,001
                                                     -------------

              Long-term portion                      $      73,318
                                                     =============

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      In 1984, in connection with the construction of the facility in Huntsville, Alabama, the Company entered into a financing agreement with the Industrial Development Board ("Board") of the City of Huntsville and
      AmSouth Bank, N.A. Under the terms of the agreement, an Industrial Development First Mortgage Revenue Bond-Series 1984 in the amount of $1,200,000, with interest at a floating rate of 75% of the bank's prime rate, was issued by the Board to AmSouth Bank, N.A. and guaranteed by the Company.

      Until the facility was sold in June 1998, monthly repayments of principal were approximately $6,667 ($80,001 per annum) plus interest. The interest rate at December 28, 1997 was 6.375%. (See Note 8).

3.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                                    1997
                                                               ------------
       U.S. Government:
         Amounts billed, excluding retainages                  $    122,116
         Recoverable costs and accrued profits not yet billed,
           including retainages                                      66,028
                                                               ------------
                                                                    188,144

       Commercial and other                                         379,809
       Contract reserves and allowances for doubtful accounts       (98,526)
                                                               ------------
                                                               $    469,427
                                                               ============

     U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Unbilled receivables represent revenue recognized for work performed prior to year-end, which had not been billed. The government unbilled receivables can be invoiced in accordance with funding on cost-type contracts or upon attaining certain milestones under fixed-price contracts.

     Retainages, of approximately $63,000 at December 28, 1997, will be collected upon job completion or settlement of audits performed by cognizant U.S. Government audit agencies. Company cost records have been audited through 1993. In the year an audit is settled, the difference between audit adjustments and previously established reserves is reflected in income.

     Contract reserves and allowances for doubtful accounts have been provided where less than full recovery under the contract is expected.

4.   ACCOUNTS RECEIVABLE FINANCING

     In 1997, the Company had a receivables financing arrangement with a bank. This arrangement was evidenced by a Loan Agreement, Promissory Note and Commercial Security Agreement ("Agreements"). Under the Agreements, the Bank advanced funds against certain accounts receivable. The funds advanced ($164,000 at December 28, 1997

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     and $900,000 at December 29, 1996) constituted proceeds under the note which bears interest at an annual rate of prime plus 4.0% for 1997 (total rate approximately 12.50%) and prime plus 1.50% for 1996 (total rate approximately 9.75%). The maximum borrowings available based upon the level of accounts receivable were $184,000 and $1,308,000 at year-end 1997 and 1996, respectively. The Company also paid certain administrative and commitment fees which were less than $1,000/month. This agreement ended May 31, 1998.

     The Company is negotiating a replacement working capital financing arrangement with an accounts receivable factoring organization. The Company expects to have such an agreement in place under terms which are slightly more costly but otherwise comparable.

     This line of credit was secured by all accounts receivables and certain general intangibles (excluding patents). The Company was subject to certain restrictions, such as acquisitions or mergers; or creation or incurrence of new debt.

5.   INVENTORY

     Inventory costs are all related to the Company's ImSyn(TM) optoelectronic processor.

                                                        1997
                                                   ------------
                Purchased Parts                    $    218,732
                Systems In-Process                      183,696
                Finished Goods                          397,060
                                                   ------------
                                                        799,488
                Valuation Reserve                      (400,000)
                                                   ------------
                                                   $    399,488
                                                   ============

      Due to the use of estimates in calculating the value of the inventory, it is at least reasonably possible that management's view of the ultimate realizable value of inventory will change in the near term.

6.    LONG-TERM DEBT

      Long-term debt consists of the following:

      A) 10% CONVERTIBLE COLLATERALIZED DEBENTURES
      In December 1995, the Company effected a private placement of $535,000 of 10% Convertible Collateralized Debentures ("Debentures"). An additional $865,000 of these Debentures were sold in 1996. The Debentures pay interest quarterly at 10% per year and are convertible into a share of common stock at a conversion price of $3.50 per share. The Debentures may be called for redemption by the Company at premiums ranging from 103% to 105% of face value. The Company can require conversion if the Company's common stock trades at or above $5.50 (subject to future adjustment) for 10 consecutive trading days. Other restrictions or requirements for conversion, such as an effective registration statement, also apply. The holders of the Debentures have certain demand and other registration rights upon conversion.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


      The Debentures are collateralized with certain current assets (except accounts receivable) and certain fixed assets, subject to existing mortgage and lease obligations. As of the last day of each fiscal quarter the collateral shall have a value of at least 150% of the amount of the outstanding obligations and meet certain other requirements. The Company is subject to default provisions for not meeting collateral requirements, failure to make timely interest payments and other standard representations and covenants. As of December 28, 1997, the Company was in compliance with such terms and conditions.

      The Company offered and the holders agreed in 1997 to a repayment of $167,000 of principal plus accrued interest as collateral was liquidated in connection with the sale of discontinued operations. The Company offered and the holders agreed in the second quarter of 1998 to a repayment of $857,000 of principal plus accrued interest as collateral was liquidated in connection with the additional sale of assets of discontinued operations. The remaining Debentures are due November 30, 2000 if not converted or called prior to maturity.

      B) CAPITAL LEASES
      The Company leases a variety of computer hardware and software and special equipment for its Image Synthesis laboratory, and other office equipment under capital leases. The fixed assets under capital leases are shown in
      Note 8.

      The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 28, 1997:

              YEAR
              1998                                                $     75,000
              1999                                                       5,000
                                                                  ------------
              Total minimum lease payments                              80,000
              Less:  Amount representing interest                       15,000
                                                                  ------------
              Present value of net minimum lease payments         $     65,000
                                                                  ============

7.    MAJOR CUSTOMER INFORMATION

      The Company's largest customer is Motorola, Inc. for whom the Company performs work on the design and other aspects of the Iridium(R) satellite constellation that will provide global wireless communications to handheld telephones and pagers. This work was begun in 1990. The Company's contracts to perform such work amounted to 48% ($1.9 million) of revenues in 1997 and 56% ($2.1 million) in 1996.

8.    COMMITMENTS AND CONTINGENCIES

      LEASE OBLIGATIONS
      Leases that meet the criteria requiring capitalization as specified in Statement of Financial Accounting Standards No. 13 "Accounting for Leases" are capitalized. Such assets and the related liabilities (See Note 6) are included in the accompanying balance sheet. The balance sheet includes the following amounts for capitalized leases.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                                                     1997
                                                              ----------------
              Noncurrent assets of discontinued operations    $      1,254,800
              Production and special equipment                         134,890
              Furniture, equipment and other                            33,477
                                                              ----------------
                                                                     1,423,167
              Less-depreciation taken                                 (404,499)
                                                              ----------------
                                                              $      1,018,668
                                                              ================

      The Company leases equipment and certain office facilities under operating leases generally ranging from one to five years with options to renew. The leases contain provisions to pay for proportionate increases in operating costs and property taxes. The Company is committed to pay aggregate rentals under these leases as follows:

                           1998                        $      236,000
                           1999                                44,000
                                                       --------------
                                                       $      280,000

     Rental expense charged to continuing operations, including payments made under short-term leases, amounted to $374,000 and $359,000 in 1997 and 1996, respectively.

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

     The Company has made the deferred rent cash payments of $250,000. The contingent amounts due, if any, are to be paid quarterly. The period for computation of such contingent payments ends December 2004. Through December 28, 1997, contingent amounts totaling approximately $268,000 have been earned, paid and charged against the accrual. The $282,000 accrual as of December 28, 1997 represents the remaining contingent portion which is probable to be paid over the applicable consideration period.

     Per the Agreement, the Company agreed to pay 20% not to exceed $250,000 from the settlement from the lawsuit described below. As this legal proceeding was favorably concluded in 1996, the amount payable of $250,000 to the former landlord was expensed in this period and paid in 1996.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

9.   RETIREMENT PLAN

     The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Discretionary contributions are determined annually by the Board of Directors. Total authorized contributions under the matching contribution feature of the Plan were approximately $125,000 in 1997 and $163,000 in 1996. There were no discretionary contributions in these years.

     In accordance with the retirement plan and trust, as amended, such authorized contributions and the resulting annual expense can be reduced by forfeitures by terminated employees of unvested amounts of prior years' contributions. Forfeitures of $13,000 and $20,000 were utilized to reduce annual expenses in 1997 and 1996, respectively.

10.  INCOME TAXES

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The components of the Company's net deferred tax asset account are as follows as of December 28, 1997 and December 29, 1996:

                                                             1997              1996
                                                        --------------     -------------
          Acquisition NOL and tax credit carryforward   $      317,100     $     328,600
          NOL carryforward                                   1,114,400           835,800
          Tax credit carryforward                              139,000           120,000
          Allowance for doubtful accounts                       34,500            82,600
          Depreciation and amortization                       (156,000)         (142,600)
          Inventory valuation reserve                          140,000                --
          Accrued employee benefit costs                        35,400            93,300
          Lease settlement accrual                              98,500           107,900
          Other                                                 18,300           109,100
          Valuation Reserve                                 (1,741,200)       (1,534,700)
                                                        --------------     -------------
             Net Deferred Tax Asset                     $          -0-     $         -0-
                                                        ==============     =============

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     As a result of an acquisition, the Company has net operating loss ("NOL") and tax credit carryforwards of approximately $726,000 and $63,000, respectively, that are available, subject to certain limitations, to offset future book and taxable income and taxes payable. The net operating loss begins to expire in 2001 and the tax credits expire through 2009. These carryforwards, when utilized, will be used partially to offset previously recorded goodwill.

     The  Company  also  has  a  regular  NOL  of  $3,184,000   and  tax  credit
     carryforwards of $139,000 that are available, subject to certain limitations, to offset book income and future taxes payable. The NOL and tax credit and carryforwards expire through 2012 and 2011, respectively.

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

     The Company recorded no benefit or provision for income taxes in 1997 or 1996.

11.  STOCK OPTION AND STOCK BONUS PLANS; OTHER STOCK OPTIONS

     The 1996 Stock Option and Appreciation Rights Plan ("1996 Plan") was adopted in August 1996 and approved by the shareholders in November 1996. This plan reserves 300,000 shares of the Company's unissued shares for option and SAR grants. This plan expires in 2006. Options, which may be tax qualified ("ISOs") and non-qualified ("NSOs"), are exercisable for a period of up to 10 years at prices at or above market price as established on the date of grant. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares to which the rights were awarded. Increases and decreases in the market price of the stock also cause an increase in or reduction to plan expense to record the impact of the SARs outstanding. There are no SARs outstanding.

                               NUMBER OF SHARES         PRICE PER SHARE
                               ----------------         ---------------

     Outstanding, 12/29/96                   0      $      -
         Granted                       265,000      $   1.00   -   $   3.00
         Canceled                      (20,000)     $   1.00   -   $   3.00
                                 -------------
     Outstanding, 12/28/97             245,000      $   1.00   -   $   3.00
                                 =============
     Exercisable, 12/28/97             134,975      $   1.00   -   $   3.00
                                 =============

     The weighted average price for options outstanding and exercisable was $1.41 and $1.35, respectively. The weighted average life for options outstanding and exercisable was 8.6 years and 7.7 years, respectively.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     An Option and Stock Appreciation Rights Plan, which was adopted in March 1988, expired in January 1997. ISO or NSO options are exercisable for a period up to 10 years at prices at or above market as established on the date of the grant. The activity in this plan for the last two years is as follows.

                              NUMBER OF SHARES       PRICE PER SHARE
                              ----------------       ---------------

     Outstanding, 12/31/95            672,861    $   2.50   -   $   3.50
         Granted                      259,500    $   3.00
         Canceled/Expired             (89,750)   $   2.50   -   $   3.50
         Exercised                    (12,000)   $   2.50   -   $   2.94
                                -------------
     Outstanding, 12/29/96            830,611    $   2.50   -   $   3.08
         Granted                      130,100    $   3.00
         Canceled/Expired            (282,861)   $   2.50   -   $   3.50
         Exercised                     (1,000)   $   2.52
                                -------------
     Outstanding, 12/28/97            676,850    $   2.50   -   $   3.08
                                =============
     Exercisable, 12/28/97            529,325    $   2.50   -   $   3.08
                                =============

     The weighted average price for options outstanding and exercisable was $2.98 and $2.97, respectively. The weighted average life for options outstanding and exercisable was 3.6 years and 3.5 years, respectively. Since this Plan expired in January 1997, there are no shares available for future grants of options or SARs. There are no SARs outstanding.

     There was an Incentive Stock Option Plan which expired in March 1992. The remaining activity for the plan is shown below.

                                           SHARES            OPTION PRICE
                                           ------            ------------

     Outstanding at December 31, 1995        154,900      $  2.52   -   3.25
         Canceled/Expired                   (125,900)     $  2.52   -   3.25
         Exercised                           (27,000)     $  2.52
                                        ------------
     Outstanding at December 29, 1996          2,000      $  3.00
         Canceled/Expired                     (2,000)     $  3.00
                                        ------------
     Outstanding and exercisable
      at December 28, 1997                         0      $     -
                                        ============

     The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company's unissued shares for awards. No shares were awarded in 1996 or 1997. As of December 28, 1997, there were 22,050 shares available for award under the Plan.

     In July 1994, the Company issued an option for 125,000 shares of unregistered common stock under a lease settlement (see Note 8). The option is exercisable through December 31, 2004 at an exercise price of $2.00 per share. The option price is subject to adjustment under anti-dilution provisions of the option agreement. The optionholders have certain registration rights for these shares of common stock.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

     SFAS No. 123 allows an entity to continue to use the intrinsic value method and Management has elected to do so. However, entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation costs may not be representative of the cost to be expected in future years. Accordingly, net income (loss) and earnings
     (loss) per share would be as follows:

          Year
          ENDED              AS REPORTED                  PRO FORMA
         -------    ---------------------------    -------------------------

                                        Per                           Per
                        NET LOSS       SHARE         NET LOSS        SHARE
                     -------------   ---------    -------------    ---------
          1997      $     (439,515)  $   (0.12)   $    (773,026)   $   (0.21)

          1996      $   (1,333,684)  $   (0.37)   $  (1,446,101)   $   (0.40)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997 and 1996; no dividend yield, 70 percent volatility, risk-free interest rates approximating 6 percent and expected lives of 10 years for 1997 calculation and 3 to 5 years for 1996 calculation. The weighted average grant date fair value of the options issued in 1997 and 1996 was approximately $1.68 and $1.75, respectively.

11.  COMMON STOCK OFFERING; WARRANTS; PREFERRED STOCK

     In July 1995, the Company successfully completed a $2.5 million Stock Offering ("Offering"). The Company sold 25,000 Units for $2,500,000 and received such proceeds less offering costs. Net proceeds of approximately $2 million were recognized as increases to the common stock and contributions in excess of par value accounts. Through the Offering, the Company sold 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants (expiring December 31, 1999 and exercisable at $75.00 for 25 shares) to obtain an additional 625,000 new shares. Proceeds from the Offering have been used for general business purposes including, principally, development of commercial

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     products. A portion of the net proceeds ($241,000) was used to partially satisfy the contingent obligation to the landlord.

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

     In connection with the outstanding 10% Convertible Collateralized Debentures Due 2000, the Company has reserved approximately 352,000 shares of common stock for conversion. In addition, the Company has issued warrants to the broker/dealer for 28,571 shares of common stock. The warrants are exercisable through December 1, 2000 at a price of $3.50 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 78,400 shares to the purchasers of the Debentures under essentially the same terms and conditions as the warrants issued to the broker/dealer.

     In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated from time-to-time by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 liquidation value and an 8% annual dividend. Such shares were redeemable before 1 year from date of issuance at the option of the holder. These preferred shares were convertible into shares of Essex common stock at $0.50 per share or market value, whichever greater, and have certain other conversion protection features. There were 1,200 shares of preferred stock issued and outstanding at December 28, 1997. The Company has reserved 240,000 shares of common stock for conversion. The preferred stock was converted into common stock in the second quarter of 1998.

     The Company has reserved approximately 1,499,000 shares of common stock in connection with the convertible debentures and preferred stock and the possible exercise of all such warrants.

                                ESSEX CORPORATION
                         CONSENT OF INDEPENDENT AUDITORS


     As independent auditors, we hereby consent to the incorporation of our report dated July 23, 1998, included in this Form 10-KSB, into Essex
Corporation's previously filed Registration Statement on Form S-8, File No. 33-47900.



                                Stegman & Company




Baltimore, MD,
July 23, 1998