Form 10QSB
period 1998-03-28
ESSEX CORPORATION
filed 1998-08-12
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1998.


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

YES               NO     X

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                 OUTSTANDING
                CLASS                                         AT MARCH 29, 1998
                -----                                         -----------------
Common Stock, par value $0.10 per share                             4,134,065

Transitional Small Business Disclosure Format (Check One);

YES       X       NO

                                ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 28, 1997.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                             March 29,               December 28,
                                                               1998                      1997
                                                       --------------------      --------------------
                                                            (unaudited)                (audited)
     ASSETS


CURRENT ASSETS
  Cash                                                 $            363,721      $            367,136
  Accounts receivable, net                                          543,095                   469,427
  Inventory                                                         413,268                   399,488
  Note receivable and other                                         222,673                   411,742
  Prepayments and other                                              50,222                    65,483
  Net current assets of discontinued operations                          --                    31,098
                                                       --------------------      --------------------
                                                                  1,592,979                 1,744,374
                                                       --------------------      --------------------


PROPERTY AND EQUIPMENT
  Production and special equipment                                  917,808                   875,983
  Furniture, equipment and other                                    523,150                   592,428
                                                       --------------------      --------------------
                                                                  1,440,958                 1,468,411
  Accumulated depreciation and amortization                      (1,254,658)               (1,227,806)
                                                       --------------------      --------------------
                                                                    186,300                   240,605
                                                       --------------------      --------------------

OTHER ASSETS
  Net noncurrent assets of discontinued operations                  997,257                   977,256
  Patents, net                                                      165,003                   175,374
  Deferred debenture financing                                       14,366                    20,928
  Other                                                              32,446                    32,445
                                                       --------------------      --------------------
                                                                  1,209,072                 1,206,003
                                                       --------------------      --------------------

TOTAL ASSETS                                           $          2,988,351      $          3,190,982
------------                                           ====================      ====================



The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                               March 29,               December 28,
                                                                 1998                      1997
                                                         --------------------       --------------------
                                                              (unaudited)                (audited)
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of capital leases                      $             40,423       $             51,835
  Bank line of credit                                                 235,550                    163,874
  Accounts payable                                                    212,481                    301,195
  Accrued wages and vacation                                          208,641                    151,887
  Accrued lease settlement                                            281,531                    281,531
  Net current liabilities of discontinued operations                   90,963                         --
  Other accrued expenses                                              269,192                    328,442
                                                         --------------------       --------------------
                                                                    1,338,781                  1,278,764

LONG-TERM DEBT
  10% Convertible Collateralized Debentures                         1,233,100                  1,233,100
  Capital leases, net of current portion                                8,490                     13,140
                                                         --------------------       --------------------

  Total Liabilities                                                 2,580,371                  2,525,004
                                                         --------------------       --------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par value; 25 million shares
    authorized;  4,134,065 shares issued and outstanding
    for 1998 and 1997, respectively                                   413,406                    413,406
  Redeemable preferred stock, $0.01 par value; 1 million
    total  shares  authorized; 2,500 shares of Series A
    authorized, $100 liquidation value, 8% dividend rate;
    1,200 shares outstanding                                          120,000                    120,000
  Contributions in excess of par value                              5,519,496                  5,519,496
  Retained deficit                                                 (5,644,922)                (5,386,924)
                                                         --------------------       --------------------
                                                                      407,980                    665,978
                                                         --------------------       --------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                     $          2,988,351       $          3,190,982
--------------------                                     ====================       ====================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 29, 1998 AND MARCH 30, 1997


                                                                       1998                      1997
                                                                ------------------        ------------------
                                                                    (unaudited)               (unaudited)

Revenues                                                        $          803,511        $        1,173,679
Cost of goods sold and services provided                                  (408,329)                 (573,864)
Engineering and product development expenses                              (147,818)                 (214,954)
Selling, general and administrative expenses                              (462,814)                 (824,479)
                                                                ------------------        ------------------

    Operating Loss                                                        (215,450)                 (439,618)

Interest expense, net and debenture financing amortization                 (42,548)                  (52,152)
                                                                ------------------        ------------------

Loss from Continuing Operations
  Before Income Taxes                                                     (257,998)                 (491,770)

Benefit from income taxes                                                       --                        --
                                                                ------------------        ------------------

Loss from Continuing Operations                                           (257,998)                 (491,770)

Income from Discontinued Operations (Note 8)                                    --                    33,221
                                                                ------------------        ------------------

Net Loss                                                        $         (257,998)       $         (458,549)
                                                                ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                            4,134,065                 3,626,005
                                                                ==================        ==================

Basic Earnings (Loss) Per Share:
  Continuing Operations                                         $            (0.06)       $            (0.13)
  Discontinued Operations                                                       --                      0.01
                                                                ------------------        ------------------
                                                                $            (0.06)       $            (0.12)
                                                                ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 29, 1998 AND MARCH 30, 1997


                                                                    1998               1997
                                                               --------------      --------------
                                                                 (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                     $     (257,998)     $     (458,549)
  Adjustments to reconcile Net Loss to Net Cash
  Used In Operating Activities:


      Depreciation and amortization                                    60,787              85,711
      Loss (Gain) on sale/retirement of fixed assets                    1,306                 (20)



  Change in Assets and Liabilities:
      Accounts receivable                                                (668)           (201,997)
      Inventory                                                       (13,780)           (191,539)
      Prepayments and other assets                                    (53,195)             25,402
      Accounts payable                                                (88,714)            228,030
      Other liabilities                                                (2,496)           (120,587)
      Non-cash charges and working capital
        changes of discontinued operations                            102,060             148,458
                                                               --------------      --------------

  Net Cash Used In Operating Activities                              (252,698)           (485,091)
                                                               --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                      --              (2,542)
  Proceeds from sale of fixed assets                                    2,615                  20
  Proceeds from sale of discontinued operations                       191,054                  --
                                                               --------------      --------------

  Net Cash Provided By (Used In) Investing Activities                 193,669              (2,522)
                                                               --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                              71,676            (141,531)
  Proceeds from exercises of stock options                                 --               2,520
  Payment of capital lease obligations                                (16,062)            (24,779)
                                                               --------------      --------------


  Net Cash Provided By (Used In) Financing Activities                  55,614            (163,790)
                                                               --------------      --------------


CASH AND CASH EQUIVALENTS
   Net decrease                                                        (3,415)           (651,403)
   Balance - beginning of period                                      367,136           1,507,603
                                                               --------------      --------------
   Balance - end of period                                     $      363,721      $      856,200
                                                               ==============      ==============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:       General

FISCAL YEAR AND PRESENTATION

Essex Corporation (the "Company") is on a 52-week fiscal year ending the last Sunday in December. Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

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

The Company has incurred losses over the last six years, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment which it discontinued in 1997. The Optoelectronics Products and Services business segment is experiencing net cash expenditures (including all general and administrative expenses) over receipts in the range of approximately $75,000-$100,000 per month.

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

                                ESSEX CORPORATION

such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses), although there can be no assurances in this regard.

NOTE 2:       Basic Earnings (Loss) Per Share

Basic  earnings  (loss) per share has been  calculated  by dividing the earnings
(loss) by the weighted average number of common shares outstanding during each of the periods presented.
Common stock equivalents were anti-dilutive in both periods.

NOTE 3:       Accounts Receivable Financing

The Company had a receivables financing arrangement with a bank which expired May 31, 1998. The funds advanced ($235,550 at March 29, 1998 and $163,874 at
December 28, 1997) constituted proceeds under the note which was at an interest rate of prime plus 4.0%; total rate approximately 12.50%. The Company also paid certain administrative and commitment fees which were less than $1,000/month.

The Company negotiated a replacement working capital financing arrangement effective August 1998 with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges on the funded amount, payable at the time each invoice is paid.

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

The contingent amounts due are to be paid quarterly. The period for computation of such contingent payments ends December 2004. The $282,000 accrual as of March 29, 1998 represents the remaining contingent portion which is probable to be paid over the applicable consideration period, of which $100,000 became payable beginning in July 1998.

                                ESSEX CORPORATION

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

In connection with the issuance of the 10% Convertible Collateralized Debentures Due 2000, the Company has reserved approximately 352,000 shares of common stock for conversion. In addition, the Company has issued warrants to the broker/dealer for 28,571 shares of common stock. The warrants are exercisable through December 1, 2000 at a price of $3.50 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 78,400 shares to the purchasers of the Debentures under essentially the same terms and conditions as the warrants issued to the broker/dealer.

In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated from time-to-time by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 par value and an 8% annual dividend. Such shares are redeemable before 1 year from date of issuance at the option of the holder. These preferred shares are convertible into shares of Essex common stock at $0.50 per share and have certain other conversion protection features. There were 1,200 shares of preferred stock issued and outstanding at March 29, 1998. The Company has reserved 240,000 shares of common stock for conversion. The preferred stock was converted into common stock in the second quarter of 1998.

The Company has reserved approximately 1,499,000 shares of common stock in connection with the convertible debentures, preferred stock and the possible exercise of all such warrants.

NOTE 6:       Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 7:       Statements of Cash Flows - Supplemental Disclosure

There were no new capital leases entered into in the first quarter of 1998 or 1997.

                                ESSEX CORPORATION


NOTE 8:       Discontinued Operations

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

On August 4, 1997, the Company completed the sale of certain of the assets and operations of FSD for approximately $300,000 in cash and assumption of certain liabilities of approximately $60,000. There was a contingent payment of $73,000 which was received in early 1998.

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

The Company received $525,000 in cash at closing and took a note receivable for $325,000 which was paid off in June 1998. The balance of $625,000 was placed in escrow and was received through February 1998 as the respective contracts of SED were novated to the acquiror. The sale price is subject to retroactive adjustment for any change in the net assets and to certain indemnifications and warranties by the Company which could affect the ultimate amount of proceeds received.

There were no revenues in discontinued operations in 1998. Summarized results of operations for 1997 for the discontinued operations are as follows:


                               QUARTER ENDED YEAR MARCH 30, 1997
                    ----------------------------------------------

                        REVENUES                 NET INCOME (LOSS)
                   ------------------          --------------------

       SED         $        1,411,000          $            123,000

       FSD         $          963,000          $            (90,000)

                                ESSEX CORPORATION

Net current and noncurrent assets and liabilities of discontinued operations are comprised of the following:

NET CURRENT ASSETS (LIABILITIES)             As of                     As of
                                        MARCH 29, 1998           DECEMBER 28, 1997
                                       -----------------        ------------------
  Receivables, net                     $          42,038        $          183,399
  Industrial Revenue Bond - current              (80,001)                  (80,001)
  Other accrued liabilities                      (53,000)                  (72,300)
                                       -----------------        ------------------
                                       $         (90,963)       $           31,098
                                       =================        ==================

NET NONCURRENT
  Property, plant and equipment, net   $       1,050,574        $        1,050,574
  Industrial Revenue Bond                        (53,317)                  (73,318)
                                       -----------------        ------------------
                                       $         997,257        $          977,256
                                       =================        ==================

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

The Company was incorporated in Virginia in 1969 to provide professional engineering and scientific services to support U.S. Government defense, space and energy programs ("legacy support business"). Since 1988, Company management has recognized that its (former) heavy dependence upon such program areas had become vulnerable to declining government budgets increasing competition from entities far larger than itself.

In 1989, the Company determined that growth, positional advantage and relative ease of discrimination were forwarded by acquiring a small, high-technology venture in Columbia, MD with capabilities in systems engineering, signal processing and the design of high-speed, relatively low-cost optoelectronic processors. The Company had been heavily committed to performing systems engineering and signal processing activities for reconnaissance systems under contract to the U.S. Government and its prime contractors. This capability led in 1990 to initiation of the Company's continuing eight-year association with Motorola as its first Industrial Partner on the Iridium(R) global communications satellite system.

The Company's optoelectronics team has designed, developed and sold special purpose optoelectronic processors for fifteen years. This experience was gained in military research and development. In 1989, the Company embarked on a program to develop proprietary optoelectronic processors with significant performance advantages over conventional computers and specialized image processing devices in such applications as radar imaging, magnetic resonance imaging (MRI), microscopy and ultrawideband signal processing. A number of patents have issued to the Company and others are in prosecution. The Company is now applying its internal resources to designing "dual-use" commercial and military products, such as its unique ImSyn(TM) Processor.

In mid-1997, the Company's Board of Directors voted to restructure by discontinuing the legacy support business and focusing upon optoelectronic equipment and services and systems and software engineering. The combination of optoelectronics and systems engineering is a powerful discriminator in both military and commercial markets. Late in 1997, the sale of the legacy support business operations was completed. The proceeds are being used in the continuing operations. Continuing operations reflect the results of optoelectronic products and services, as well as telecommunications engineering services to commercial and military customers.

                                ESSEX CORPORATION


CONTINUING OPERATIONS

Revenues were $804,000 and $1,174,000 for the first quarters of 1998 and 1997, respectively, a decrease of 32%. The Company's work for Motorola on its Iridium cellular satellite communication system accounted for revenues of $586,000 and $495,000 in the first quarters of 1998 and 1997, respectively. This represented 73% and 42% of total revenues for the first quarters of 1998 and 1997, respectively. There was an increase in revenues from this program between the first quarters of 1997 and 1998 as increased tasks were received for the initial and follow-on satellite systems. The Company continues to perform work on the current and successor satellite systems and has a backlog on the Motorola programs of approximately $1,230,000. As of March 29, 1998, the Company had a backlog of approximately $200,000 on programs related to optoelectronic devices and services.

The increase in revenues in 1998 on the Motorola contract was offset by the lack of ImSyn(TM) unit sales. There was a sale of one Imsyn(TM) unit for $250,000 during the first quarter of 1997 for U.S. Government end use under a development and applications contract. The Company did not have any firm orders for ImSyn(TM) units as of August 12, 1998.

There were operating losses from continuing operations of $215,000 and $440,000 in the first quarters of 1998 and 1997, respectively. Cost of goods sold and services provided for the first quarter of 1998 was 50.8%, which was comparable to the 48.9% in 1997. Selling, general and administrative expenses ("SG&A") were $463,000 in the first quarter of 1998 compared to $824,000 in the first quarter of 1997 on lower overall revenue volume. The 1997 higher SG&A expenses contributed to the larger loss in 1997. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The Company has reduced expenses between the 1997 and 1998 periods and has curtailed expenditures where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses.

DISCONTINUED OPERATIONS

There was income from discontinued operations of $33,000 in the first quarter of 1997.

Discontinued   operations   are   comprised   of  the  results  of  the  Systems
Effectiveness Division and the operations of the Federal Systems Division (except for the telecommunications and government-related optoelectronics businesses). During 1997, the SED operations had first quarter sales of approximately $1.4 million and produced income of approximately $123,000.
The SED operations were sold as of October 1, 1997.

The FSD discontinued operation's revenues were $963,000 in the first quarter of 1997 and there was a loss from operations of approximately $90,000. During the first quarter of 1997, FSD was working on completing a program to produce aviation maintenance trainers. Additional significant completion problems were encountered in early 1997 which produced additional losses. FSD was unable to secure additional new business on a timely basis resulting in the decision to close the Huntsville, Alabama production facility in September 1997 concurrent with the substantial completion of the Trainers Program. The sale of certain other FSD technical

                                ESSEX CORPORATION

service operations located elsewhere was completed in early August 1997 and the net gain was reported in the third quarter of 1997.

CORPORATE MATTERS

In 1997, the Company's interest costs were higher due to the financing associated with its larger volume of operations. Total interest costs, net and debenture financing amortization were $52,000 in the first quarter of 1997 compared to $42,000 in the same period of 1998.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No benefit from income taxes was recognized in the first quarter of 1998 or 1997.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                             SELECTED FINANCIAL DATA ($ Thousands)
                                                         AS OF
                             --------------------------------------------------------
                                 March 29,  December 28,     March 30,
                                   1998                1997                 1997
                             ----------------     ---------------      --------------
Total Assets                 $          2,988     $         3,191      $        5,553
                             ================     ===============      ==============

Working Capital (Deficit)    $            254     $           466      $         (293)
                             ================     ===============      ==============

Current Ratio                          1.19:1              1.36:1              0.92:1
                             ----------------     ---------------      --------------

Current and Long-Term
     Capital Leases          $             49     $            65      $          212
Bank Line of Credit                       236                 164                 758
Convertible Debentures                  1,233               1,233               1,400
                             ----------------     ---------------      --------------
     Total Debt/Financing    $          1,518     $         1,462      $        2,370
                             ================     ===============      ==============

Stockholders' Equity         $            408     $           666      $          273
                             ================     ===============      ==============

The Company experienced a decrease in its working capital and ratio due primarily to the net loss of $258,000 in the first quarter of 1998. The net loss was the primary factor in the $253,000 of net cash used in operations in the first quarter of 1998. The 1998 first quarter net loss was partially funded by the collection of remaining receivables of discontinued operations of $140,000 and the proceeds from the sale of discontinued operations.

During mid 1997, certain insiders and directors invested $120,000 in redeemable preferred stock. The preferred stock was converted into common stock in the second quarter of 1998.

                                ESSEX CORPORATION

The Company has incurred significant losses over recent years, primarily due to the development and marketing of its optoelectronics products and services. The optoelectronics products and services business is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts in the range of approximately $75,000-$100,000 per month. The Company has taken steps to increase revenue volume and reduce expenditures. If current conditions remain unchanged, the Company would not be able to sustain its business without additional working capital or further cost reductions.

The Company sold its Huntsville, Alabama facility in the second quarter of 1998. The facility served as a portion of the collateral on the convertible debentures. The net proceeds of $875,000 from the sale of the Huntsville facility were used to pay down the debentures.

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

The Company has approximately $400,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and consists of finished goods and work-in-process. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for sales of such units as of August 12, 1998.

The current receivable financing arrangement for a line of credit up to $500,000 expired May 31, 1998. The Company negotiated a replacement working capital financing arrangement effective August 1998 with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges on the funded amount, payable at the time each invoice is paid.

Under the settlement agreement reached with the former landlord, certain payments are triggered only by other future cash inflows. The remaining $282,000 contingent portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. The sales of the discontinued operations of the Company requires that approximately $100,000 of the remaining $282,000 be paid ratably over 10 months beginning in July 1998.

The preceding paragraphs discussing the Company's financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of product sales, inventory turnover, the magnitude of fixed costs and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict.

                                ESSEX CORPORATION
                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Report on Form 8-K.

        (a)  Exhibits

             (i)   Exhibit 27 - Financial Data Schedule

                   27.1     Financial Data Schedule

        (b)  Reports on Form 8-K

             None.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                   (Registrant)



Date:   August 12, 1998       Joseph R. Kurry, Jr.
                      -------------------------------------
                              Joseph R. Kurry, Jr.
                             Senior Vice President,
                      Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized tosign on behalf of the Registrant.)