Form 10QSB
period 1998-06-28
ESSEX CORPORATION
filed 1998-08-12
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998.


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

YES               NO     X

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                  OUTSTANDING
                CLASS                                          AT JUNE 28, 1998
                -----                                          ----------------
Common Stock, par value $0.10 per share                             4,397,861

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

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                            June 28,                December 28,
                                                              1998                      1997
                                                      --------------------      --------------------
                                                           (unaudited)                (audited)
     ASSETS


CURRENT ASSETS
  Cash                                                $            273,849      $            367,136
  Accounts receivable, net                                         818,284                   469,427
  Inventory                                                        401,730                   399,488
  Note receivable and other                                             --                   411,742
  Prepayments and other                                             39,657                    65,483
  Net current assets of discontinued operations                         --                    31,098
                                                      --------------------      --------------------
                                                                 1,533,520                 1,744,374
                                                      --------------------      --------------------


PROPERTY AND EQUIPMENT
  Production and special equipment                                 917,808                   875,983
  Furniture, equipment and other                                   523,150                   592,428
                                                      --------------------      --------------------
                                                                 1,440,958                 1,468,411
  Accumulated depreciation and amortization                     (1,298,895)               (1,227,806)
                                                      --------------------      --------------------
                                                                   142,063                   240,605
                                                      --------------------      --------------------

OTHER ASSETS
  Net noncurrent assets of discontinued operations                      --                   977,256
  Patents, net                                                     161,621                   175,374
  Deferred debenture financing                                       9,992                    20,928
  Other                                                             29,424                    32,445
                                                      --------------------      --------------------
                                                                   201,037                 1,206,003
                                                      --------------------      --------------------

TOTAL ASSETS                                          $          1,876,620      $          3,190,982
------------                                          ====================      ====================



The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                    June 28,                December 28,
                                                                      1998                      1997
                                                              --------------------       --------------------
                                                                   (unaudited)                (audited)
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of capital leases                           $             33,710       $             51,835
  Bank line of credit                                                           --                    163,874
  Accounts payable                                                         393,561                    301,195
  Accrued wages and vacation                                               167,592                    151,887
  Accrued lease settlement                                                 281,531                    281,531
  Other accrued expenses                                                   276,528                    328,442
                                                              --------------------       --------------------
                                                                         1,152,922                  1,278,764

LONG-TERM DEBT
  10% Convertible Collateralized Debentures                                375,714                  1,233,100
  Capital leases, net of current portion                                        --                     13,140
                                                              --------------------       --------------------

  Total Liabilities                                                      1,528,636                  2,525,004
                                                              --------------------       --------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par value; 25 million shares
   authorized; 4,397,861 and 4,134,065 shares issued
   and outstanding for 1998 and 1997, respectively                         439,786                    413,406
  Redeemable preferred stock, $0.01 par value; 1 million
   total shares authorized; 2,500 shares of Series A
   authorized, $100 liquidation value, 8% dividend rate;
   1,200 shares outstanding                                                     --                    120,000
  Contributions in excess of par value                                   5,634,234                  5,519,496
  Retained deficit                                                      (5,726,036)                (5,386,924)
                                                              --------------------       --------------------
                                                                           347,984                    665,978
                                                              --------------------       --------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                        $          1,876,620       $          3,190,982
  --------------------                                        ====================       ====================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 28, 1998 AND JUNE 29, 1997


                                                                       1998                      1997
                                                                ------------------        ------------------
                                                                    (unaudited)               (unaudited)

Revenues                                                        $        2,043,164        $        2,064,476
Cost of goods sold and services provided                                (1,106,331)               (1,003,048)
Engineering and product development expenses                              (271,510)                 (389,056)
Selling, general and administrative expenses                              (923,957)               (1,440,417)
                                                                ------------------        ------------------

    Operating Loss                                                        (258,634)                 (768,045)

Interest expense, net and debenture financing amortization                 (80,478)                 (116,550)
                                                                ------------------        ------------------

Loss from Continuing Operations
  Before Income Taxes                                                     (339,112)                 (884,595)

Benefit from income taxes                                                       --                        --
                                                                ------------------        ------------------

Loss from Continuing Operations                                           (339,112)                 (884,595)

Loss from Discontinued Operations (Note 8)                                      --                  (100,973)
                                                                ------------------        ------------------

Net Loss                                                        $         (339,112)       $         (985,568)
                                                                ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                            4,176,847                 3,626,005
                                                                ==================        ==================

Basic Loss Per Share:
  Continuing Operations                                         $            (0.08)       $            (0.24)
  Discontinued Operations                                                       --                     (0.03)
                                                                ------------------        ------------------
                                                                $            (0.08)       $            (0.27)
                                                                ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 28, 1998 AND JUNE 29, 1997


                                                                       1998                      1997
                                                                ------------------        ------------------
                                                                    (unaudited)               (unaudited)

Revenues                                                        $        1,239,653        $          890,797
Cost of goods sold and services provided                                  (698,002)                 (429,184)
Engineering and product development expenses                              (123,692)                 (174,102)
Selling, general and administrative expenses                              (461,143)                 (615,938)
                                                                ------------------        ------------------

    Operating Loss                                                         (43,184)                 (328,427)

Interest expense, net and debenture financing amortization                 (37,930)                  (64,398)
                                                                ------------------        ------------------

Loss from Continuing Operations
  Before Income Taxes                                                      (81,114)                 (392,825)

Benefit from income taxes                                                       --                        --
                                                                ------------------        ------------------

Loss from Continuing Operations                                            (81,114)                 (392,825)

Loss from Discontinued Operations (Note 8)                                      --                  (134,194)
                                                                ------------------        ------------------

Net Loss                                                        $          (81,114)       $         (527,019)
                                                                ==================        ==================

Weighted Average Number of Shares
  Outstanding                                                            4,219,630                 3,626,098
                                                                ==================        ==================

Basic Loss Per Share:
  Continuing Operations                                         $            (0.02)       $            (0.11)
  Discontinued Operations                                                       --                     (0.04)
                                                                ------------------        ------------------
                                                                $            (0.02)       $            (0.15)
                                                                ==================        ==================

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 28, 1998 AND JUNE 29, 1997


                                                                     1998                1997
                                                                --------------      --------------
                                                                  (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                      $     (339,112)     $     (985,568)
  Adjustments to reconcile Net Loss to Net Cash
  Used In Operating Activities:


      Depreciation and amortization                                    113,139             139,558
      Inventory valuation reserve                                       15,000                  --
      Loss (Gain) on sale/retirement of fixed assets                     1,291              (4,554)
      Stock bonus                                                       11,880                  --
      Other                                                              4,238                  --


  Change in Assets and Liabilities:
      Accounts receivable                                             (348,857)             14,107
      Inventory                                                        (17,242)           (298,689)
      Prepayments and other assets                                      35,019              91,258
      Accounts payable                                                  92,366             333,309
      Other liabilities                                                (31,209)           (102,136)
      Non-cash charges and working capital
        changes of discontinued operations                             129,579              44,661
                                                                --------------      --------------

  Net Cash Used In Operating Activities                               (333,908)           (768,054)
                                                                --------------      --------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                       --              (4,595)
  Proceeds from sale of fixed assets                                     2,630               5,909
  Proceeds from sale of fixed assets of discontinued operations        878,775                  --
  Proceeds from sale of discontinued operations                        411,741             200,000
                                                                --------------      --------------

  Net Cash Provided By Investing Activities                          1,293,146             201,314
                                                                --------------      --------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                             (163,874)           (493,110)
  Issuance of convertible notes payable                                     --             230,000
  Issuance of preferred stock                                               --             120,000
  Issuance of convertible debentures, net of financing costs                --              26,134
  Proceeds from exercises of stock options                                  --               2,520
  Repayment of convertible debentures                                 (857,386)                 --
  Payment of capital lease obligations                                 (31,265)            (44,542)
                                                                --------------      --------------


  Net Cash Used In Financing Activities                             (1,052,525)           (158,998)
                                                                --------------      --------------


CASH AND CASH EQUIVALENTS
   Net decrease                                                        (93,287)           (725,738)
   Balance - beginning of period                                       367,136           1,507,603
                                                                --------------      --------------
   Balance - end of period                                      $      273,849      $      781,865
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

NOTE 3:       Accounts Receivable Financing

The Company had a receivables financing arrangement with a bank which expired May 31, 1998. The funds advanced ($163,874 at December 28, 1997) constituted proceeds under the note which was at an interest rate of prime plus 4.0%; total rate approximately 12.50%. The Company also paid certain administrative and commitment fees which were less than $1,000/month.

The Company negotiated a replacement working capital financing arrangement effective August 1998 with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges on the funded amount, payable at the time each invoice is paid. There were no funds needed or advanced at June 28, 1998 through August 1998.

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

The contingent amounts due are to be paid quarterly. The period for computation of such contingent payments ends December 2004. The $282,000 accrual as of June 28, 1998 represents the remaining contingent portion which is probable to be paid over the applicable consideration period, of which $100,000 became payable beginning in July 1998.

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

In connection with the remaining outstanding 10% Convertible Collateralized Debentures Due 2000, the Company has reserved approximately 107,000 shares of common stock for conversion. In addition, the Company has issued warrants to the broker/dealer for 28,571 shares of common stock. The warrants are exercisable through December 1, 2000 at a price of $3.50 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 78,400 shares to the purchasers of the Debentures under essentially the same terms and conditions as the warrants issued to the broker/dealer.

In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated from time-to-time by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 par value and an 8% annual dividend. Such shares are redeemable before 1 year from date of issuance at the option of the holder. These preferred shares are convertible into shares of Essex common stock at $0.50 per share or market price, whichever is higher, and have certain other conversion protection features. There were 1,200 shares of preferred stock issued and outstanding. The preferred stock plus accrued dividend was converted into 245,796 shares of common stock in the second quarter of 1998.

The Company has reserved approximately 1,014,000 shares of common stock in connection with the convertible debentures and the possible exercise of all such warrants.

NOTE 6:       Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 7:       Statements of Cash Flows - Supplemental Disclosure

A. There were no new capital leases entered into in the first half of 1998 or 1997.

                                ESSEX CORPORATION


B. In 1998, the Company issued 18,000 shares of common stock with a market value of $11,880 under its Restricted Stock Bonus Plan.

C. In the second quarter of 1998, convertible preferred stock of $120,000 plus accrued dividends was exchanged for common stock.

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

Another portion of the operations of FSD which were performed primarily in the Company's facility in Huntsville, Alabama were discontinued and the facility closed. The Company settled on the sale of the Huntsville facility in June 1998.

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

There were no revenues in discontinued operations in 1998. Summarized results of operations for 1997 for the discontinued operations are as follows:


                             SIX MONTHS ENDED JUNE 29, 1997
                     ----------------------------------------------
                          REVENUES               NET INCOME (LOSS)
                     -----------------          -------------------

       SED           $       2,782,000          $           245,000

       FSD           $       1,625,000          $          (346,000)

                                ESSEX CORPORATION


Net current and noncurrent assets of discontinued operations are comprised of the following:

NET CURRENT ASSETS (LIABILITIES)                               As of
--------------------------------
                                                        DECEMBER 28, 1997
                                                        -----------------
  Receivables, net                                      $         183,399
  Industrial Revenue Bond - current                               (80,001)
  Other accrued liabilities                                       (72,300)
                                                        -----------------
                                                        $          31,098
                                                        =================

NET NONCURRENT ASSETS
  Property, plant and equipment, net                    $       1,050,574
  Industrial Revenue Bond                                         (73,318)
                                                        -----------------
                                                        $         977,256
                                                        =================

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

                                ESSEX CORPORATION

CONTINUING OPERATIONS

Revenues were $1,239,000 and $891,000 for the second quarters of 1998 and 1997, respectively. Revenues were $2,043,000 and $2,065,000 for the first half periods of 1998 and 1997, respectively. The Company's work for Motorola on its Iridium cellular satellite communication system accounted for revenues of $1,485,000 and $914,000 in the first half of 1998 and 1997, respectively. This represented 73% and 44% of total revenues for the first half of 1998 and 1997, respectively. There was an increase in revenues from this program between the first half of 1997 and 1998 as increased tasks were received for the initial and follow-on satellite systems. The Company continues to perform work on the current and successor satellite systems and has a backlog on the Motorola programs of approximately $1,244,000. As of June 28, 1998, the Company had a funded backlog of approximately $83,000 and unfunded backlog of 637,000 on programs related to optoelectronic devices and services.

The increase in revenues in 1998 on the Motorola contract was offset by the lack of ImSyn(TM) unit sales. There was a sale of one Imsyn(TM) unit for $250,000 during the first quarter of 1997 for U.S. Government end use under a development and applications contract. The Company did not have any firm orders for ImSyn(TM) units as of August 12, 1998.

There were operating losses from continuing operations of $81,000 and $393,000 in the second quarters of 1998 and 1997, respectively. There were losses of $339,000 and $885,000 in the first half periods of 1998 and 1997, respectively. Cost of goods sold and services provided for the first half of 1998 was 54.1%, higher than the 48.6% in 1997. The 1998 first half includes a higher amount of outside subcontractor costs on which the Company receives a smaller profit than on the work performed by Company personnel. Selling, general and administrative expenses ("SG&A") were $924,000 in the first half of 1998 compared to $1,440,000 in the first half of 1997 on comparable revenue volume. The 1997 higher SG&A expenses contributed to the larger loss in 1997. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The Company has reduced expenses between the 1997 and 1998 periods and has curtailed expenditures where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses.

DISCONTINUED OPERATIONS

There was a loss from discontinued operations of $134,000 in the second quarter of 1997 and a loss of $101,000 in the first half of 1997. Results from discontinued operations are only applicable to 1997.

Discontinued   operations   are   comprised   of  the  results  of  the  Systems
Effectiveness Division and the operations of the Federal Systems Division (except for the telecommunications and government-related optoelectronics businesses). During 1997, the SED operations had first half sales of approximately $2.8 million and produced income of approximately $245,000. The SED operations were sold as of October 1, 1997.

The FSD discontinued operation's revenues were $1,625,000 in the first half of 1997 and there was a loss from operations of approximately $346,000. During the first half of 1997, FSD was

                                ESSEX CORPORATION

working on completing a program to produce aviation maintenance trainers. Additional significant completion problems were encountered in early 1997 which produced additional losses. FSD was unable to secure additional new business on a timely basis resulting in the decision to close the Huntsville, Alabama production facility in September 1997 concurrent with the substantial completion of the Trainers Program. The sale of certain other FSD technical service operations located elsewhere was completed in early August 1997 and the net gain was reported in the third quarter of 1997.

CORPORATE MATTERS

In 1997, the Company's interest costs were higher due to the financing associated with its larger volume of operations. Total interest expense and debenture financing amortization costs were $117,000 in the first half of 1997 compared to $81,000 in the same period of 1998.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No benefit from income taxes was recognized in the first half of 1998 or 1997.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                    SELECTED FINANCIAL DATA ($ Thousands)
                                                                AS OF
                                    --------------------------------------------------------
                                        June 28,         December 28,            June 29,
                                          1998                1997                 1997
                                    ----------------     ---------------      --------------
Total Assets                        $          1,877     $         3,191      $        3,977
                                    ================     ===============      ==============

Working Capital (Deficit)           $            381     $           466      $         (603)
                                    ================     ===============      ==============

Current Ratio                                 1.33:1              1.36:1              0.77:1
                                    ================     ===============       =============

Current and Long-Term
     Capital Leases                 $             34     $            65      $          140
Bank Line of Credit                               --                 164                 407
Convertible Debentures                           376               1,233               1,400
Convertible Notes Payable                         --                  --                 230
                                    ----------------     ---------------      --------------
     Total Debt/Financing           $            410     $         1,462      $        2,177
                                    ================     ===============      ==============

Stockholders' Equity (Deficit)      $            348     $           666      $         (254)
                                    ================     ===============      ==============

The Company experienced a decrease in its working capital and ratio due primarily to the net loss of $339,000 in the first half of 1998. The net loss and the increase in accounts receivable were the primary items of net cash used in operations in the first half of 1998. The 1998 first half net cash used in operations was partially funded by the collection of remaining receivables

                                ESSEX CORPORATION

of discontinued operations of $140,000. The proceeds from the collection of the note receivable from the sale of the discontinued operations were used to payoff bank borrowings and finance operations.

The Company sold its Huntsville, Alabama facility in the second quarter of 1998. The facility served as a portion of the collateral on the convertible debentures. The net proceeds of $875,000 from the sale of the Huntsville facility were used to partially pay down the debentures.

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

                                ESSEX CORPORATION

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

                                ESSEX CORPORATION
                           PART II - OTHER INFORMATION

Item 6.      Exhibits and Report on Form 8-K.

        (a)  Exhibits

             (i)   Exhibit 27 - Financial Data Schedule

                   27.1     Financial Data Schedule

        (b)  Reports on Form 8-K

             The Company filed a Form 8-K on June 23, 1998 and a Form 8-K/A No. 1 on July 6, 1998 which reported a change in certified public accountants.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)



Date:   August 12, 1998       Joseph R. Kurry, Jr.
                         ------------------------------
                              Joseph R. Kurry, Jr.
                             Senior Vice President,
                      Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)