Form 10KSB/A
period 1997-12-28
ESSEX CORPORATION
filed 1998-09-14
CIK 355199

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                        None

===============================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB/A No. 1 appears on page 34.

Transitional Small Business Disclosure Format                      YES  X    NO

Table of Contents
FORM 10-KSB/A No. 1
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

6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN  OF  OPERATION  AND  OTHER
SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS FORECAST IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS. CERTAIN RISK FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS FORM 10-KSB/A NO. 1 INCLUDE BUT ARE NOT LIMITED TO: CONCENTRATION OF CURRENT SALES WITH ONE COMPANY, LACK OF CONTRACT BACKLOG, DELAYS IN COMMERCIALIZATION AND SALES OF IMSYN OPTICAL PROCESSOR UNITS AND ASSOCIATED INVENTORY REALIZABILITY ISSUES, LACK OF WORKING CAPITAL, IMPORTANCE OF PATENT PROTECTION AND ENFORCEMENT AND FUTURE CASH PAYMENT OBLIGATIONS TO A FORMER LANDLORD.

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
                                                      ==================        ==================

     The Company's working capital and ratio increased primarily as a result of the proceeds from the sale of discontinued operations in 1997. At yearend 1997, the Company has working capital of approximately $466,000 and a stockholders' equity of approximately $666,000.
                                      20

During mid 1997, certain insiders and directors invested $245,000 in convertible unsecured notes payable and $120,000 in redeemable preferred stock. The $245,000 was converted into common stock in December 1997. At year end 1997,the preferred stock was considered equity since it was converted into common stock in the second quarter of 1998.

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


7.   FINANCIAL STATEMENTS

     See Item 13(a)(1) in Part III of this Form 10-KSB/A No. 1.

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

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements
               Report of Independent Auditors                                                          37
               Balance Sheet                                                                           38
               Statements of Operations                                                                39
               Statements of Changes in Stockholders' Equity                                           40
               Statements of Cash Flows                                                                41
               Notes to Financial Statements                                                      42 - 55
               Report of Independent Auditors - 1996                                                   56

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
                     10.20   8% Convertible Note Payable - Samuel Hopkins                               G
                     10.21   8% Convertible Note Payable - Harold P. Hanson                             G

               (iv)  Exhibit 23 - Consents of Experts and Counsel

                     23.1    Consents of Independent Auditors                                           56

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

                              /s/ Harry Letaw, Jr.
           By:  ------------------------------------------------------
                                Harry Letaw, Jr.
               Chairman of the Board and Chief Executive Officer;
                           Principal Executive Officer
                                September 14, 1998


                            /s/ Joseph R. Kurry, Jr.
          By:  --------------------------------------------------------
                              Joseph R. Kurry, Jr.
          Senior Vice President, Treasurer and Chief Financial Officer;
                   Principal Financial and Accounting Officer
                               September 14, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Harold P. Hanson                      /s/ Frank E. Manning
------------------------------            ------------------------------
  Harold P. Hanson, Director                Frank E. Manning, Director
     September 14, 1998                        September 14, 1998


  /s/ Robert W. Hicks                       /s/ Leonard E. Moodispaw
------------------------------            ------------------------------
  Robert W. Hicks, Director                 Leonard E. Moodispaw, Director
     September 14, 1998                          September 14, 1998


  /s/ Ray M. Keeler                         /s/ Terry M. Turpin
------------------------------            ------------------------------
  Ray M. Keeler, Director                   Terry M. Turpin, Director
   September 14, 1998                          September 14, 1998


  /s/ Harry Letaw, Jr.
------------------------------
  Harry Letaw, Jr., Director
    September 14, 1998

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

                               ESSEX CORPORATION
                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Essex Corporation:

     We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Essex Corporation for the year ended December 29, 1996. These financial statements are the responsilibity of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the statements of operations, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Essex Corporation for the year ended December 29, 1996 in conformity with generally accepted accounting principles.

                                Stegman & Company


Baltimore, Maryland
September 9, 1998


                         CONSENTS OF INDEPENDENT AUDITORS


     As independent auditors, we hereby consent to the incorporation of our report dated July 23, 1998, included in this Form 10-KSB, into Essex
Corporation's previously filed Registration Statement on Form S-8, File No. 33-47900.

                                Stegman & Company


Baltimore, Maryland
July 23, 1998


     As independent auditors, we hereby consent to the incorporation of our report dated September 9, 1998, included in this Form 10-KSB/A No. 1, into Essex Corporation's previously filed Registration Statement on Form S-8, File No. 33-47900.

                                Stegman & Company


Baltimore, Maryland
September 10, 1998