Form 10QSB
period 1998-09-27
ESSEX CORPORATION
filed 1998-10-21
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1998.


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

YES       X       NO

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                               OUTSTANDING
                CLASS                                    AT SEPTEMBER 27, 1998
                -----                                    ---------------------
Common Stock, par value $0.10 per share                          4,397,861

Transitional Small Business Disclosure Format (Check One);

YES       X       NO

                                ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB/A No. 1 for the fiscal year ended December 28, 1997.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                              September 27,       December 28,
                                                                  1998                1997
                                                               (unaudited)          (audited)
     ASSETS


CURRENT ASSETS
  Cash                                                    $      231,542      $      367,136
  Accounts receivable, net                                       933,725             469,427
  Inventory                                                      401,394             399,488
  Prepayments and other                                           44,286              65,483
  Note receivable and other                                           --             411,742
  Net current assets of discontinued operations                       --              31,098
                                                          --------------      --------------
                                                               1,610,947           1,744,374
                                                          --------------      --------------


PROPERTY AND EQUIPMENT
  Production and special equipment                               909,137             875,983
  Furniture, equipment and other                                 510,116             592,428
                                                          --------------      --------------
                                                               1,419,253           1,468,411
  Accumulated depreciation and amortization                   (1,317,405)         (1,227,806)
                                                          --------------      --------------
                                                                 101,848             240,605
                                                          --------------      --------------

OTHER ASSETS
  Patents, net                                                   157,872             175,374
  Deferred debenture financing                                     9,992              20,928
  Other                                                           29,426              32,445
  Net noncurrent assets of discontinued operations                    --             977,256
                                                          --------------      --------------
                                                                 197,290           1,206,003
                                                          --------------      --------------

TOTAL ASSETS                                              $    1,910,085      $    3,190,982
------------                                              ==============      ==============




The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                September 27,        December 28,
                                                                    1998                 1997
                                                                 (unaudited)           (audited)
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Current portion of capital leases                            $       21,853       $        51,835
  Advance from accounts receivable financing                          198,940                    --
  Bank line of credit                                                      --               163,874
  Accounts payable                                                    231,133               301,195
  Accrued wages and vacation                                          206,352               151,887
  Accrued lease settlement                                            249,020               281,531
  Other accrued expenses                                              212,554               328,442
                                                               --------------       ---------------
                                                                    1,119,852             1,278,764

LONG-TERM DEBT
  10% Convertible Collateralized Debentures                           375,714             1,233,100
  Capital leases, net of current portion                                   --                13,140
                                                               --------------       ---------------

  Total Liabilities                                                 1,495,566             2,525,004
                                                               --------------       ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par value; 25 million shares
    authorized; 4,397,861 and 4,134,065 shares issued
    and outstanding for 1998 and 1997, respectively                   439,786               413,406
  Redeemable preferred stock, $0.01 par value; 1 million
    total shares authorized; 2,500 shares of Series A
    authorized; -0- and 1,200 shares issued and
    outstanding for 1998 and 1997, respectively                            --               120,000
  Contributions in excess of par value                              5,634,234             5,519,496
  Retained deficit                                                 (5,659,501)           (5,386,924)
                                                               --------------       ---------------
                                                                      414,519               665,978
                                                               --------------       ---------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                         $    1,910,085       $     3,190,982
  --------------------                                         ==============       ===============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997


                                                                    1998                1997
                                                                 (unaudited)         (unaudited)

Revenues                                                        $  3,312,855        $  2,998,648
Cost of goods sold and services provided                          (1,770,145)         (1,474,583)
Engineering and product development expenses                        (344,889)           (471,990)
Selling, general and administrative expenses                      (1,370,957)         (1,940,258)
                                                                ------------        ------------

    Operating Loss                                                  (173,136)           (888,183)

Interest expense, net and debenture financing amortization           (99,441)           (192,462)
                                                                ------------        ------------

Loss from Continuing Operations
  Before Income Taxes                                               (272,577)         (1,080,645)

Benefit from income taxes                                                 --                  --
                                                                ------------        ------------

Loss from Continuing Operations                                     (272,577)         (1,080,645)
                                                                ------------        ------------

Discontinued Operations (Note 8):

    Loss from operations                                                  --            (100,973)

    Gain on disposal                                                      --             266,698
                                                                ------------        ------------

Income from Discontinued Operations                                       --             165,725
                                                                ------------        ------------

Net Loss                                                        $   (272,577)       $   (914,920)
                                                                ============        ============
Weighted Average Number of Shares
  Outstanding                                                      4,250,519           3,626,036
                                                                ============        ============

Basic Earnings (Loss) Per Share:
  Continuing Operations                                         $      (0.06)       $      (0.30)
  Discontinued Operations                                                 --                0.05
                                                                ------------        ------------
                                                                $      (0.06)       $      (0.25)
                                                                ============        ============


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997


                                                                      1998                  1997
                                                                   (unaudited)          (unaudited)

Revenues                                                         $   1,269,691        $     934,172
Cost of goods sold and services provided                              (663,814)            (471,535)
Engineering and product development expenses                           (73,379)             (82,934)
Selling, general and administrative expenses                          (447,000)            (499,841)
                                                                 -------------        -------------

    Operating Income (Loss)                                             85,498             (120,138)

Interest expense, net and debenture financing amortization             (18,963)             (75,912)
                                                                 -------------        -------------

Income (Loss) from Continuing Operations
  Before Income Taxes                                                   66,535             (196,050)

Benefit from income taxes                                                   --                   --
                                                                 -------------        -------------

Income (Loss) from Continuing Operations                                66,535             (196,050)

Discontinued Operations (Note 8):  Gain on disposal                         --              266,698
                                                                 -------------        -------------

Net Income                                                       $      66,535        $      70,648
                                                                 =============        =============

Weighted Average Number of Shares
  Outstanding                                                        4,397,861            3,626,098
                                                                 =============        =============

Basic Earnings (Loss) Per Share:
  Continuing Operations                                          $        0.02        $       (0.05)
  Discontinued Operations                                                   --                 0.07
                                                                 -------------        -------------
                                                                 $        0.02        $        0.02
                                                                 =============        =============


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997


                                                                         1998             1997
                                                                      (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                          $   (272,577)     $  (914,920)
  Adjustments to reconcile Net Loss to Net Cash
  Used In Operating Activities:

      Depreciation and amortization                                      157,667          305,951
      Inventory valuation reserve                                         15,000               --
      Gain on sale of discontinued operations                                 --         (239,345)
      Other                                                               17,414           (2,331)

  Change in Assets and Liabilities:
      Accounts receivable                                               (464,298)         (49,122)
      Inventory                                                          (16,906)        (341,496)
      Prepayments and other assets                                        30,387           94,670
      Accounts payable                                                   (70,062)          20,828
      Accrued lease settlement                                           (32,511)          (8,686)
      Other liabilities                                                  (56,423)        (172,906)
      Non-cash charges and working capital
        changes of discontinued operations                               129,579         (272,182)
                                                                    ------------      -----------

  Net Cash Used In Operating Activities                                 (562,730)      (1,579,539)
                                                                    ------------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (734)          (7,437)
  Proceeds from sale of fixed assets                                       2,795            2,594
  Proceeds from sale of fixed assets of discontinued operations          878,775               --
  Proceeds from sale of discontinued operations                          411,742          425,000
                                                                    ------------      -----------

  Net Cash Provided By Investing Activities                            1,292,578          420,157
                                                                    ------------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments) on line of
   credit or receivables financing, net                                   35,066         (150,000)
  Issuance of convertible notes payable                                       --          245,000
  Issuance of preferred stock                                                 --          120,000
  Proceeds from exercises of stock options                                    --            2,520
  Repayment of convertible debentures                                   (857,386)              --
  Payment of capital lease obligations                                   (43,122)         (70,013)
                                                                    ------------      -----------


  Net Cash (Used In) Provided By Financing Activities                   (865,442)         147,507
                                                                    ------------      -----------


CASH AND CASH EQUIVALENTS
   Net decrease                                                         (135,594)      (1,011,875)
   Balance - beginning of period                                         367,136        1,507,603
                                                                    ------------      -----------
   Balance - end of period                                          $    231,542      $   495,728
                                                                    ============      ===========


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

Beginning in 1989, the Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors, testing and evaluation. The success of the Company in this area is dependent on its ability to successfully develop and market products related to its optoelectronic processors. The success of these efforts is subject to changing technologies, availability of financing, competition, and ultimately market acceptance.

The Company has incurred losses since 1989, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment which it discontinued in 1997. The Optoelectronics Products and Services business segment is experiencing net cash expenditures (including respective general and administrative expenses) over receipts in the range of approximately $25,000-$50,000 per month.

The Company is seeking additional funds to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Failure to commercialize or significant further delays in the commercialization of the Company's optoelectronic products would have a material adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses), although there can be no assurances in this regard. The Company believes that it will be able to meet its 1998

                                                ESSEX CORPORATION

funding requirements from current operations and from the aforementioned sources, although there can be no assurances in this regard.

NOTE 2:       Basic Earnings (Loss) Per Share

Basic  earnings  (loss) per share has been  calculated  by dividing the earnings
(loss) by the weighted average number of common shares outstanding during each of the periods presented.
Common stock equivalents were anti-dilutive.

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

The Company negotiated a replacement working capital financing arrangement effective August 1998 with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges on the funded amount, payable at the time each invoice is paid. Funds advanced were $198,940 as of September 27, 1998.

NOTE 4:       Commitments and Contingencies

LEASE SETTLEMENT

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the remaining terms of the Settlement Agreement ("Agreement"), the Company agreed to make contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The Company also issued an option to purchase up to 125,000 shares of the Company's stock at an exercise price (subject to adjustment) of $2 per share. The option is exercisable through December 31, 2004 and has certain registration rights upon exercise of the option.

The contingent amounts due are to be paid quarterly. The period for computation of such contingent payments ends December 2004. The $249,000 accrual as of September 27, 1998 represents the remaining portion which is probable to be paid over the applicable consideration period. Of this amount, $80,000 is being paid at $10,000 per month. The balance is payable upon satisfaction of the contingencies as set forth in the Agreement.

                               ESSEX CORPORATION

NOTE 5: Common Stock Offering; Warrants Outstanding; Preferred Stock; Convertible Notes Payable and Debentures

In July 1995, the Company completed a $2.5 million Stock Offering ("Offering"). Through the Offering, the Company sold 25,000 Units consisting of 1,750,000 newly issued shares of common stock and warrants (expiring December 31, 1999 and exercisable at $75.00 for 25 shares) to obtain an additional 625,000 new shares.

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

In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated from time-to-time by the Board of Directors. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 par value and an 8% annual dividend. Such shares are redeemable before 1 year from date of issuance at the option of the holder. These preferred shares are convertible into shares of Essex common stock at $0.50 per share or market price, whichever is higher, and have certain other conversion protection features. There were 1,200 shares of preferred stock issued and outstanding. The preferred stock plus accrued dividends were converted into 245,796 shares of common stock in the second quarter of 1998.

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

A. There were no new capital leases entered into in the first thirty-nine weeks of 1998 or 1997.

                                ESSEX CORPORATION


B. In 1998, the Company issued 18,000 shares of common stock with a market value of $11,880 under its Restricted Stock Bonus Plan.

C. In the second quarter of 1998, convertible preferred stock of $120,000 plus accrued dividends was exchanged for common stock.

NOTE 8:       Discontinued Operations

DISCONTINUED OPERATIONS

Effective June 29, 1997, the Board of Directors unanimously approved the disposition of the Systems Effectiveness Division ("SED") and operations of the Federal Systems Division ("FSD") except for the telecommunications and government-related optoelectronics businesses which are comprised of different customers, a separate location in Columbia, Maryland and distinguishable operations. The discontinued operations comprised the majority of the Company's Technical Services and Products business operations.

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

There were no revenues from discontinued operations in 1998. Summarized results of operations for 1997 for the discontinued operations are as follows:

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

                                ESSEX CORPORATION

Net current and noncurrent assets of discontinued operations were comprised of the following:

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
                                                    =================

                                ESSEX CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND OTHER SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS FORECAST IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS. CERTAIN RISK FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS FORM 10-QSB AND IN THE 1997 FORM 10-KSB/A NO. 1 INCLUDE BUT ARE NOT LIMITED TO: CONCENTRATION OF CURRENT SALES WITH ONE COMPANY, LACK OF CONTRACT BACKLOG, DELAYS IN COMMERCIALIZATION AND SALES OF IMSYN(TM) OPTICAL PROCESSOR UNITS AND ASSOCIATED INVENTORY REALIZABILITY ISSUES, LACK OF WORKING CAPITAL, IMPORTANCE OF PATENT PROTECTION AND ENFORCEMENT, AND FUTURE CASH PAYMENT OBLIGATIONS TO A FORMER LANDLORD.

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

In 1989, the Company determined that growth, positional advantage and relative ease of market discrimination were forwarded by acquiring a small, high-technology venture in Columbia, MD with capabilities in systems engineering, signal processing and the design of high-speed, relatively low-cost optoelectronic processors. The Company had been heavily committed to performing systems engineering and signal processing activities for reconnaissance systems under contract to the U.S. Government and its prime contractors. This capability led in 1990 to initiation of the Company's continuing eight-year association with Motorola as its first Industrial Partner on the Iridium(R) global communications satellite system.

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

                                ESSEX CORPORATION

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

CONTINUING OPERATIONS

Revenues were $1,270,000 and $934,000 for the third quarters of 1998 and 1997, respectively. Revenues were $3,313,000 and $2,999,000 for the first thirty-nine week periods of 1998 and 1997, respectively. The Company's work for Motorola on its Iridium cellular satellite communication system accounted for revenues of $2,399,000 and $1,358,000 in the first three quarters of 1998 and 1997, respectively. This represented 72% and 45% of total revenues for the first three quarters of 1998 and 1997, respectively. There was an increase in revenues from this program between the first three quarters of 1997 and 1998 as more tasks for Company personnel were received for the initial and follow-on satellite systems. There was also $257,000 of work performed by an outside subcontractor in the 1998 third quarter. The Company continues to perform work on the current and successor satellite systems and has a backlog on the Motorola programs of approximately $906,000. As of September 27, 1998, the Company had a funded backlog of approximately $255,000 and unfunded backlog of $537,000 on programs related to optoelectronic devices and services.

The increase in revenues in 1998 on the Motorola contract was offset by the lack of ImSyn(TM) unit sales and lower revenues from contracts for other optoelectronic products and services. There was a sale of one Imsyn(TM) unit for $250,000 during the first quarter of 1997 for U.S. Government end use under a development and applications contract. The Company does not have any firm orders for ImSyn(TM) units as of the date of this report.

There was operating income from continuing operations of $67,000 in the third quarter of 1998 compared to an operating loss of $196,000 in the third quarter 1997. There were losses of $273,000 and $1,081,000 in the first thirty-nine week periods of 1998 and 1997, respectively. Cost of goods sold and services provided for the first thirty-nine weeks of 1998 was 53.4%, higher than the 49.2% in 1997. The 1998 first thirty-nine week period includes a higher amount of outside subcontractor costs on which the Company receives a smaller profit than on the work performed by Company personnel. Selling, general and administrative expenses ("SG&A") were $1.4 million in the first thirty-nine weeks of 1998 compared to $1.9 million in the first thirty-nine weeks of 1997. The 1997 higher SG&A expenses contributed to the larger loss in 1997. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The Company has reduced SG&A expenses between the 1997 and 1998 periods and has curtailed expenditures where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses.

                                ESSEX CORPORATION

DISCONTINUED OPERATIONS

There was income from discontinued operations of $267,000 and $166,000 in the third quarter and first thirty-nine week periods of 1997, respectively. Results from discontinued operations are only applicable to 1997.

Discontinued   operations   are   comprised   of  the  results  of  the  Systems
Effectiveness Division and the operations of the Federal Systems Division (except for the telecommunications and government-related optoelectronics businesses). During 1997, the SED operations had first thirty-nine week sales of approximately $4.2 million and produced income of approximately $385,000. The SED operations were sold as of October 1, 1997.

The FSD discontinued operation's revenues were $1.9 million in the first thirty-nine weeks of 1997 and there was a loss from operations of approximately $412,000. During the first thirty-nine weeks of 1997, FSD was working on completing a program to produce aviation maintenance trainers. Additional significant completion problems were encountered in early 1997 which produced additional losses. FSD was unable to secure additional new business on a timely basis resulting in the decision to close the Huntsville, Alabama production facility in September 1997 concurrent with the substantial completion of the Trainers Program. The sale of certain other FSD technical service operations located elsewhere was completed in early August 1997 and the net gain was reported in the third quarter of 1997.

CORPORATE MATTERS

In 1997, the Company's interest costs were higher due to the financing associated with its larger volume of operations. Total interest expense and debenture financing amortization costs were $192,000 in the first thirty-nine week period of 1997 compared to $99,000 in the same period of 1998.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No benefit from income taxes was recognized in the first thirty-nine weeks of 1998 or 1997.

                                ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                  SELECTED FINANCIAL DATA ($ Thousands)
                                                              AS OF
                                  --------------------------------------------------------
                                    September 27,       December 28,         September 28,
                                        1998                1997                 1997
                                  ----------------     ---------------      --------------
Total Assets                      $          1,910     $         3,191      $        3,967
                                  ================     ===============      ==============

Working Capital (Deficit)         $            491     $           466      $         (470)
                                  ================     ===============      ==============

Current Ratio                               1.44:1              1.36:1              0.82:1

Current and Long-Term
     Capital Leases               $             22     $            65      $           98
Bank Line of Credit/Accounts
     Receivable Financing                      199                 164                 750
Convertible Debentures                         376               1,233               1,400
Convertible Notes Payable                       --                  --                 245
Redeemable Preferred Stock                      --                  --                 120
                                  ----------------     ---------------      --------------
     Total Debt/Financing         $            597     $         1,462      $        2,613
                                  ================     ===============      ==============

Stockholders' Equity (Deficit)    $            415     $           666      $         (183)
                                  ================     ===============      ==============

The Company experienced a slight increase in its working capital and ratio in the first thirty-nine weeks of 1998. The net loss and the increase in accounts receivable were the primary items of net cash used in operations in the first thirty-nine weeks of 1998. The 1998 net cash used in operations was partially funded by the collection of remaining receivables of discontinued operations of $130,000. The proceeds from the collection of the $411,000 note receivable from the sale of the discontinued operations was also used to finance operations.

The Company sold its Huntsville, Alabama facility in the third quarter of 1998. The facility served as a portion of the collateral on the convertible debentures. The net proceeds of $875,000 from the sale of the Huntsville facility were used to partially pay down the debentures.

During mid 1997, certain insiders and directors invested $120,000 in redeemable preferred stock. The preferred stock was converted into common stock in the second quarter of 1998.

The Company has incurred significant losses over recent years, primarily due to the development and marketing of its optoelectronics products and services. The optoelectronics products and services business is currently experiencing net cash expenditures (including its respective general and administrative expenses) over receipts in the range of approximately $25,000-$50,000 per month. The Company has taken steps to increase revenue volume and reduce expenditures.
While such actions produced a modest improvement in results in the 1998 third quarter, if a

                                ESSEX CORPORATION

significant decline in such results occurred, then the Company would not be able to sustain its business without additional working capital or further cost reductions.

The Company continues to seek additional funds from financing sources for operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Significant further delays in the commercialization of the Company's optoelectronic products, failure to commercialize such products or failure to raise substantial additional working capital would have a material adverse effect on the Company's future operating results and future financial position.

The Company has approximately $400,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and consists of finished goods and work-in-process. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for sales of such units as of the date of this report.

The receivable financing arrangement for a line of credit up to $500,000 expired May 31, 1998. The Company negotiated a replacement working capital financing arrangement effective August 1998 with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges on the funded amount, payable at the time each invoice is paid. As of September 27, 1998, the Company received advances of $199,000 from the accounts receivable factoring organization.

Under the settlement agreement reached with the former landlord, certain payments are triggered only by other future cash inflows. The remaining $249,000 portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. The sales of the discontinued operations of the Company requires that approximately $80,000 of the remaining $249,000 be paid ratably over the next 8 months.

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

                                ESSEX CORPORATION
                                  (Registrant)


                          /s/ Joseph R., Kurry, Jr.
Date:   October 21, 1998  -------------------------------------
                                  Joseph R. Kurry, Jr.
                                 Senior Vice President,
                          Treasurer and Chief Financial Officer


(Mr. Kurry is the principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)