Form 10QSB/A
period 1998-09-27
ESSEX CORPORATION
filed 1999-01-15
CIK 355199

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

YEAR 2000

STATE OF READINESS

The overwhelming majority of the Company's computer systems consist of desktop computers running popular software programs which purport to be Year 2000 compliant. The Company has not requested Year 2000 compliance statements from major vendors based on its belief that the time and costs involved in such a process would not make economic sense given the Company's limited personnel and financial resources. There have been no indications, however, that major vendors will not be Year 2000 compliant. If vendors are not Year 2000 compliant, the Company believes that it will be able to find suitable alternate suppliers and contract with them on reasonable terms.

A significant portion of the Company's revenues are derived from consulting services that do not implicate date recognition concerns, such as the work as a subcontractor for Motorola on its Iridium(R) cellular satellite communication system. Based on its contacts and experience with Motorola on the Iridium(R) project, the Company does not expect Year 2000 compliance issues to materially impact its Iridium(R) revenues or costs.

COSTS TO ADDRESS THE YEAR 2000 ISSUES

Management of the Company believes that the impact of the Year 2000 on the Company's internal systems will not result in material costs to the Company or have a material adverse impact on future results.

RISKS OF THE YEAR 2000 ISSUES

The main risk to the Company with respect to Year 2000 is the failure of major vendors and infrastructure providers, such as utility and telephone companies, to be Year 2000 compliant. Failure on their part could result in delays or inability to communicate with customers or obtain components and supplies, increased costs of components, supplies and services, and an overall inability to conduct business in the event of a shutdown of major utility or telecommunications providers. The Company cannot estimate the financial impact of any failure to be Year 2000 compliant by such third party vendors and service providers.

CONTINGENCY PLANS

The Company does not have a contingency plan for Year 2000 compliance because it does not anticipate that it will fail to be Year 2000 compliant, particularly in relation to those systems, software programs, and hardware that are under its control. However, there can be no assurances that all measures being taken to avoid Year 2000 problems will be effective and as such, unforeseen issues could arise that could lead to a material adverse effect upon the Company's business, operating results and financial condition.

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

                                ESSEX CORPORATION
                                  (Registrant)


                          /s/ Joseph R., Kurry, Jr.
Date:   January 15, 1999  -------------------------------------
                                  Joseph R. Kurry, Jr.
                                 Senior Vice President,
                          Treasurer and Chief Financial Officer


(Mr. Kurry is the principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)