Form 10KSB
period 1998-12-27
ESSEX CORPORATION
filed 1999-03-30
CIK 355199

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1998         Commission File No. 0-10772

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $4,532,410

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $1,533,642 as of March 2, 1999

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
              CLASS                               OUTSTANDING AT MARCH 12, 1999
              -----                               -----------------------------
Common Stock, par value $0.10 per share                     4,397,861

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB appears on page 32.

Transitional Small Business Disclosure Format                      YES  X    NO

Table of Contents
FORM 10-KSB
Essex Corporation



                                     PART I
Item No.                                                                   Page

 --   INTRODUCTORY STATEMENT................................................  3
 1.   DESCRIPTION OF BUSINESS...............................................  3
 2.   DESCRIPTION OF PROPERTIES..............................................12
 3.   LEGAL PROCEEDINGS......................................................12
 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................12

                                     PART II

 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............14
 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............14
 7.   FINANCIAL STATEMENTS...................................................21
 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE...................................................21

                                    PART III

 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT......................22
10.   EXECUTIVE COMPENSATION.................................................26
11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........30
12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................31
13.   EXHIBITS AND REPORTS ON FORM 8-K.......................................32

                                     PART I

INTRODUCTORY STATEMENT

     The information contained in this report pertains to the registrant, Essex Corporation (the "Company").

1.   DESCRIPTION OF BUSINESS

     The Company was incorporated in Virginia in 1969 to provide professional engineering and scientific services to support U.S. Government defense, space and energy programs ("legacy support business"). In 1989, the Company acquired a small, high-technology venture in Columbia, MD which added capabilities in signal processing, systems engineering and the design of high-speed, relatively low-cost optoelectronic processors.

     The Company's acquired signal processing engineering team had been heavily committed to performing systems engineering and signal processing activities for reconnaissance systems under contract to the U.S. Government and its prime contractors. High skills in mathematics and engineering enabled the team to produce creative solutions to daunting problems. This capability led in 1990 to initiation of the Company's continuing association with Motorola as its first Industrial Partner on the Iridium(R) global communications satellite system.

     The Company's evolving optoelectronics team has designed, developed and sold special purpose optoelectronic processors for over fifteen years. This experience was gained in military research and development. The Company performs, and seeks to expand, such work by designing "dual-use" commercial products, such as its unique ImSyn(TM) Processor, that also fulfill military needs.

     In 1992, the Company embarked on a vigorous internal program to develop proprietary optoelectronic processors with significant performance advantages over conventional computers and specialized image processing devices in such applications as radar imaging, magnetic resonance imaging (MRI), microscopy and ultrawideband signal processing. Several patents have issued to the Company and others are in prosecution. By 1997, the Company had to scale back its development programs due to a lack of funds and limited sales to date of its ImSyn(TM) processor units. The Company continues to make a limited number of such optoelectronic processors available for sale to commercial and government markets while seeking strategic partnerships or outside financing to further develop these business applications into commercially viable operations.

     In mid-1997, the Company's Board of Directors voted to discontinue the legacy support business and to focus upon satellite communications systems and software engineering and optoelectronic products and services. During late 1997, the sale of the legacy support business operations was completed and the proceeds were used in the Company's continuing operations.

SATELLITE COMMUNICATIONS SYSTEMS AND SOFTWARE ENGINEERING

     The Company provides systems engineering services in signal processing and telecommunications to industrial, commercial and government customers. The Company's engineering teams perform systems engineering, simulation, modeling and software development for the Motorola satellite communications systems. Experience includes low earth orbit, medium earth orbit, high earth orbit and geosynchronous earth orbit constellations such as Iridium(R), Teledesic(sm), MILSTAR, TDRSS, Intelsat and other systems.

     In 1990, the Company became Motorola's first Industrial Partner on the Iridium(R) satellite constellation that provides global wireless communications to handheld telephones and pagers. The Company's employees have been named on more than twenty Motorola patent disclosures. This activity includes performance of systems analysis and development of computer software to model performance and plan the operation of the satellite constellation.

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

     The Company's satellite system models consist of several integrated software modules hosted on a Silicon Graphics computer network. The satellite orbital propagation and geometry software module models the coverage and performance aspects of multiple vehicle constellations, including single or statistical events, motion and pointing effects and comparisons of constellations. It deals with passive geolocation, time difference of arrival, frequency difference of arrival, time of arrival, frequency of arrival, angle of arrival and numerous error sources, and provides automated link budget computation. The geographical software module plots parameter versus parameter outputs from other modules. The mapping module plots data and contours from other computational modules on map backgrounds. It provides selectable projections, user- specified levels of detail and various antenna patterns.

     The Company has also been tasked by Motorola to perform engineering design services for the Teledesic(sm) constellation, an "internet in the sky" design. From time to time, the Company has provided software for Motorola systems. In 1998, the Company completed a competitively awarded effort to supply software for a communications analysis console to be used in the Iridium(R) constellation.

OPTOELECTRONIC PRODUCTS AND SERVICES

BACKGROUND - The Company solves equations by creating algorithms (computer programs) that can be performed with great efficiency by optoelectronic processors. The Company designs optoelectronic architectures optimized for executing such algorithms. They are constructed by use of proven optical and electronic components.

     A 1997 U.S. Small Business Administration (SBA) Tibbetts Award for Technical Excellence recognized the Company as "one of the best of the best" in the context of the powerful, developing family of optoelectronic products. The Company's patented solutions combine laser optics and digital electronics to compute in faster, better ways, enabling entirely new levels of performance to be achieved.

     The Company has invested heavily in optoelectronic technology and products since 1989. The Company has also benefitted from substantial product development funding by agencies of the U.S. Government. The leaders and key members of the Company's optoelectronic team invented and fielded successful products for use by the Intelligence Community before joining the Company. The Company's innovative and productive optoelectronic team is led by Chief Technical Officer, Terry Turpin. Mr. Turpin spent the first two decades of his career in the National Security Agency (NSA). His assignments included developing cryptologic and computing engines of the highest capability. Most of his career in NSA was spent in leading the optoelectronic team in designing and fielding engines to perform signal processing tasks well beyond the capabilities of conventional computing technology.

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

     The optoelectronics industry is huge, with revenues nearing $100 billion per year. A substantial number of institutions and companies are active in optoelectronic signal processing. Among them are Lockheed Martin, Boeing, Litton, TRW, Harris, Raytheon, Pacific-Sierra
                                        5

Research and several universities, all far larger than the Company. The Company focuses upon a corner of the business, computing engines for processing signals. The Company has built powerful, high-speed signal and image processors for more than sixteen years.

IMSYN(TM) PROCESSOR - The Company has pursued application of its optoelectronic technologies in order to realize on the patented ImSyn(TM) processor. The name "ImSyn," which stands for "image synthesis," was selected because the processor is useful in many image processing applications, although its utility extends beyond such applications. The processor implements the well-known DISCRETE Fourier transform (DFT) that is basic to many image and signal processing applications. Furthermore, its performance often far exceeds that of conventional technology which must rely upon the FAST Fourier transform (FFT) algorithm (computer program) to maximize performance. This technology is making holography into a digital science, a capability that enables the ImSyn(TM) processor to reconstruct images from nonlinear data sets at supercomputing speeds. Such data sets occur in key applications such as high-speed MRI, forward-squinting synthetic aperture radar (SAR) systems and in SAR radars for imaging objects through foliage or underground.

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

     For certain image reconstruction applications, particularly non-linear SAR, fast MRI and 3D imaging applications, conventional technology is often too slow, expensive, bulky and energy inefficient. This problem limits the utility of all-electronic systems in such applications. The high throughput, flexibility, compact size and low power requirements of the ImSyn(TM) processor allow its use in fast MRI and non-linear SAR. The SAR market niches include aerospace platforms and transportable ground systems where size, weight, power and processing complexity are most critical, as well as in accelerating workstations. In addition, ImSyn(TM) technology enables new applications in digital holography, as in the patented Virtual Lens Microscope(TM) (VLM), invented by the Company, ultrasound and sonar, that are not otherwise practical.

     A prototype ImSyn(TM) Processor was completed in mid 1996. Three initial units were assembled and two were delivered under government R&D contracts in January 1997. Several additional units based on this initial design were completed by the end of 1997. Key optical components are lasers, lenses, CCD cameras and Bragg cells. Of these items, the Bragg cells are designed by the Company in accordance with commercial practice. They are, therefore, special order items for which there are 2-3 suppliers (one national supplier) which the Company has used for the initial build of the specified cells. Digital circuit boards include both off-the- shelf and company-designed units fabricated by several different local circuit board manufacturers.

     Progress in the ImSyn(TM) program has been delayed, principally by deficiencies in commercial components discovered long after they had been selected and incorporated into the initial processors. The known component deficiencies slow its operations in some applications and reduce the reliability of the initial units. The Company expects to deal with these problems as it is able to develop financial resources to do so and believes, in technical terms, that it is fully capable of resolving these electronic circuit problems.

IMSYN(TM) PROCESSOR COMMERCIALIZATION - The Company has identified several potential markets and market niches for image processing applications. Markets for these patented products include industrial and military imaging, medical, microscopy and signal processing. Key product features are digital compatibility, affordability, high-speed, simplified software, low power consumption and compact packaging.

     Ground-penetrating radar systems can be used to inspect roads, bridge decks, tunnels and runways. They can help prevent excavation cuts of PVC gas pipe, fiberoptic cable and other utilities. Such radar tools are also efficient sensors for detecting land mines, explosive ordnance and hazardous materials.

     Until now, processing ground-penetrating radar signals has been expensive and time-consuming because it is a highly computationally intensive task. An engineer at a national laboratory observed that the use of this modality to inspect roads and bridge decks is feasible except that a compact supercomputer capability is needed. The ImSyn(TM) Processor is a supercomputer in this context, although far less costly, and its low weight, size and power consumption enable it to be mounted in a stepvan. The ImSyn(TM) can also provide high-speed pattern matching capability for automatic fault identification. It reconstructs ground-penetrating radar images in near real time. For example, radar images of buried land mines were reconstructed by ImSyn(TM) in less than 30 seconds, while the high end workstation used took about four hours.

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

     In this connection, the State of Maryland joined the Company in making several cooperative grants to the Radiology Department of the University of Maryland Medical School under the Maryland Industrial Partnerships (MIPS) program. The purpose of these grants was to finance development of new application areas by the Radiology Department to determine the most effective uses of the ImSyn(TM) processor in reconstructing MR images for functional MRI and MRI fluoroscopy. A second medical imaging installation, since September 1998, is on-going at the University of Pennsylvania Medical Center (UPENN). UPENN is developing new high-speed imaging techniques that take advantage of the ImSyn(TM) processor's optical architecture. The principal direction of the work in process is toward real-time processing of very fast MRI to permit doctors to evaluate dynamic parts of the body such as the beating heart and thinking brain. Increasingly fast MRI techniques are now being offered by major OEMs such as GE Medical Systems, Siemens Medical Systems and Picker. The Company believes that when an upgraded ImSyn(TM) Processor becomes available, it will further improve the capabilities of such modalities.

     Since 1989, one of the principal objectives of the Company's ImSyn(TM) Processor development has been to support synthetic aperture radar (SAR) imaging. This is a means of producing nearly photographic quality images using radar signals instead of visible light. Because of its great computational power, the ImSyn(TM) Processor was able to reconstruct SAR images of moving targets on a U.S. Navy development program. It also reconstructs images from foliage- penetrating radars. An ImSyn(TM) Processor, initially purchased by the U.S. Army for use in a developmental mobile ground-based SAR processing system, is now in use by the Department of Defense as an element of a hybrid optical-digital SAR equipment system development.

     The Company's marketing strategy is constrained by limited financial resources to the use of internal staff. Military end-use marketing continues to be carried out by key employees, both directly to government agencies and indirectly through prime contractors, through the submissions of proposals. Such proposals may be in response to customer requests while others are unsolicited proposals by the Company to potential customers to solicit new work.

VIRTUAL LENS MICROSCOPE(TM) - The Virtual Lens Microscope(TM) (VLM) is a completely new kind of microscope, invented and patented by the Company. The VLM is a coherent imaging device that produces high resolution, high dynamic range, fully complex 3D imagery. In essence, the VLM is an engine that converts holograms to digital signals. It originates from the principles of SAR. A large virtual lens is synthesized by combining Fourier information gathered by many small lenses. The complex-valued image is reconstructed by an inverse Fourier transform using the ImSyn(TM) Processor. The proof-of-principal instrument allows a high resolution, submicron image to be obtained at a large working distance, the order of centimeters, using visible light lasers, with a large field of view. Possible applications include device inspection, biomedical and structural identification and changes. Government contracts and strategic partnerships with companies active in applicable markets are being sought.

OTHER OPTOELECTRONIC ENGINES - In addition to the ImSyn(TM) processor, the Company's other work in process includes Ultrawideband Signal Processors, Telecommunications Channelizer- Switches and True Time Delay Antenna Array steering networks. Each of these computing engines can be used in a variety of applications, for example, the signal processors can be used either as radar processors or stand-alone signal processors. In contrast to general purpose computers, however, they are special purpose, albeit very flexible units.

     Related applications and exploratory development activities are limited by lack of funding. Additional government contracts and strategic partnerships with companies active in applicable markets are being sought.

CONTINUING OPERATIONS

CONTRACT MIX

     Services of the Company are performed under time and material (80% and 58% of revenues in 1998 and 1997), cost-reimbursement (11% and 26% in 1998 and 1997) or fixed-price (9% and 16% in 1998 and 1997) contracts and subcontracts. Fixed-price contracts have a greater degree of risk and higher potential reward than cost-type contracts since the Company is obligated to provide specific deliverables within the confines of the contracted price.

GOVERNMENT PROGRAMS

     Until 1998, the major portion of the Company's revenues had been derived from contracts, or subcontracts thereunder, with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense (DoD). In 1998 and 1997, approximately 27% and 51%, respectively, of the Company's total revenues were derived from government contracts or subcontracts. Revenues from contracts or subcontracts from DoD programs were 27% and 43% of total revenues in 1998 and 1997, respectively. Government military programs include work principally with both the Navy and Army in 1998, and to a lesser extent with the Air Force and other DoD entities. The Company also works with industrial companies, engineering firms, equipment manufacturers and research institutions.

     The Company has proposals outstanding on other key contracts for optical systems development and equipment design and assembly.

COMMERCIAL PROGRAMS AND PRODUCTS

     The Company's efforts to date have been focused in support of Motorola communications satellite programs. The Company continues work which began in 1990 with Motorola, Inc., assisting initially in the design and currently in the operational improvement of the Iridium(R) satellite constellation that provides global wireless communications to handheld telephones and pagers. The Company's engineers develop and use software to model satellite and intersatellite communications links to assess system capacity and availability, and help develop channel- assignment algorithms for maximizing system capacity. The Company's engineers are named on several Motorola patents which are integral to Iridium(R) system performance. The Company is also involved in modeling and simulation support in the design of the Teledesic(sm) "internet in the sky" satellite data communications systems for Motorola. The Company's contract to perform such work generated over 70% ($3.2 million) of revenues in 1998 and 48% ($1.9 million) in 1997.

     The Company is endeavoring to expand the products portion of its commercial business. The Company is developing acousto-optic hardware utilizing its proprietary ImSyn(TM) processor and other units. These products are both stand-alone commercial items for end users, and units to be sold to original equipment manufacturers (OEMs) for inclusion in their products. The Company is directly marketing such products using employee personnel to make OEM and other customer contacts. As such products are generally compact in size and weight, distribution to customers would be through normal third-party shipping means from the Company's facilities. The Company's products are offered not only to improve capability but also to improve size, cost and power consumption. The Company expects that personnel and financial resources as available will continue to be applied to the targeted commercial product and service sectors. The application of personnel and financial resources is greatly constrained by the Company's liquidity problems and lack of capital.

PATENTS

     The Company has established a patent portfolio to cover the optoelectronic processing techniques employed in its products. There is an ImSyn(TM) group of patents and a set of patents covering an optoelectronic True Time Delay Beamformer. The majority of the current products are governed by the claims in the ImSyn(TM) set of patents.

     There are currently four ImSyn(TM) patents which have issued in the U.S.. The first three patents cover the optoelectronic architecture and application of the product ImSyn(TM) including accelerating image reconstructions for synthetic aperture radar and magnetic resonance imaging. The claims in the fourth patent employ the sensing and reconstruction techniques of ImSyn(TM) to the application of the Virtual Lens Microscope(TM) (VLM) product. The VLM has application for semiconductor inspection, biomedical microscopy, and non-destructive testing.

     The first ImSyn(TM) U.S. Patent 5,079,555, "Sequential Image Synthesizer", includes 20 claims and expires January 7, 2009. The corresponding patent No. 2,058,209, issued in Canada, expires November 25, 2011. The European version of this patent has been allowed in Europe and the patent will be issued in Great Britain and Germany. A request for examination of a Japanese version of this patent was processed in 1998.

     The second ImSyn(TM) patent, U.S. Patent No. 5,384,573, "Image Synthesis Using Time Sequential Holography" includes 157 claims and expires on January 24, 2012. The European and Canadian versions are in the examination stage.

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

COMPETITION

     Competition for U.S. Government and commercial professional and technical services contracts has grown in intensity and proposals have become increasingly costly during the past several years. This stimulated the Company to initiate its program to develop proprietary products and services, particularly for the commercial market. As such proprietary items are developed, the Company has relied increasingly upon offers of its specialized capabilities, sharply reducing resources applied in response to proposals for solely professional and technical services. Examples of such proprietary items include ImSyn(TM) processor products.

     Market penetration using Essex products and technology has been difficult. When performing desired functions using conventional technology (e.g. high end workstations, array processors, digital signal processors boards) takes too long or costs too much, designers do not specify those functions. When Essex offers cost-effective means of providing such functions, system integrators can state, correctly, that there is "no requirement" for them within the design specifications. That means that no expenditure is justified, no matter what the gain in system effectiveness may be. Such design limitations are a key obstacle to market penetration by the Company's products. Large electronic systems integrators control an immense portion of the markets of interest to Essex. They are customers as well as competitors. Lockheed Martin, Boeing, Motorola, Raytheon, TRW, General Electric, Siemens, Hughes Telecom and many others are far larger than Essex. As integrators, they are specifiers. General Electric decides what goes into GE MRI equipment; Lockheed Martin, what goes into certain aircraft systems; Boeing, what goes into its commercial, military and space products. Such companies determine which suppliers' products become a part of military and other systems. Essex is just beginning to express itself outside the development laboratory and is not yet firmly in the market. As far as the world of systems integration is concerned, Essex products are not yet known or available. When Essex products become readily available and well known, integrators will have an opportunity to consider specifying them.

     There are many manufacturers of digital signal processor (DSP) boards that are broadly used in many applications. Mercury Computer Systems is a principal supplier of such hardware for radar imaging. The Company is desirous of entering this market in the future. Mercury is a commercial company with products well accepted by Department of Defense communities. There is no evidence that Mercury is interested in entering the optoelectronic processor market. Mercury is highly profitable, well managed, exceedingly aggressive and a strong competitor.

     As is the case with DSP boards, many companies are in optoelectronics. The vast majority so identified are not direct competitors, but are in the fiberoptic telecommunications business. Many others are vendors building components that the Company purchases. A few, however, do compete, such as Harris Corporation, which is highly active in the Defense Sector. While the Company seeks a competitive advantage in its chosen fields as a result of its proprietary products and services, larger companies with more resources provide competition and barriers to entry for such business.

BACKLOG

     As of December 27, 1998, the Company had a total backlog (funded and unfunded) of approximately $1.6 million as compared with $2 million at December 28, 1997. Of these amounts, backlog was $.5 million funded and $1.1 million unfunded at yearend 1998 as compared to $1.9 million funded and $.1 million unfunded at yearend 1997. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts. Even though such contracts are fully funded by appropriations, they are subject to other risks inherent in government and commercial contracts, such as termination for the convenience of the customer.

EMPLOYEES

     As of February 28, 1999, the Company had approximately 44 employees, of whom 33 were full-time employees.

2.   DESCRIPTION OF PROPERTIES

OFFICE FACILITIES

     The Company leases its offices. The Company's corporate headquarters and offices are located in a one-story building at 9150 Guilford Road, Columbia, Maryland where the Company occupies approximately 18,000 square feet. The headquarters and offices for its Commercial Products Division (CPD) are located in an adjacent one-story building at 9130 Guilford Road, Columbia, Maryland where CPD occupies approximately 7,000 square feet. Both leases are currently extended on a month-to-month basis. The Company is negotiating the renewal of the leases for a longer period under similar terms and conditions. The Company has assigned certain of its personnel to customer-owned facilities in Chandler, Arizona. The Company believes that its present facilities are adequate for its current business needs. The Company has also begun, where applicable, to use a home-based telecommuting arrangement for certain employees.

EQUIPMENT

     The Company owns a variety of computer workstations, test equipment, microcomputers, printers and reproduction equipment. The Company leases computer workstations in support of customer work. Other computer hardware and software, test equipment, word processing and reproduction equipment used by the Company are leased.

IMAGE SYNTHESIS LABORATORY

     The laboratory consists of optical hardware and computer hardware and software, optical benches and test equipment. The laboratory includes the physical property which demonstrates and tests the capabilities of the Company's patented Image Synthesizer (ImSyn(TM)) technology as well as other optoelectronic devices and applications such as the Virtual Lens Microscope(TM).

3.   LEGAL PROCEEDINGS

     None.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 9, 1998, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, each member of the Board of Directors was elected to serve until the next annual meeting or until their successors are duly elected and qualified. The votes cast and withheld for each such director were as follows:

                                               FOR               WITHHELD
           Harold P. Hanson                  4,029,261              57,393
           Robert W. Hicks                   4,068,459              18,195
           Ray M. Keeler                     4,068,459              18,195
           Harry Letaw, Jr.                  4,063,723              22,931
           Frank E. Manning                  4,068,459              18,195
           Leonard E. Moodispaw              4,064,643              22,011
           Terry M. Turpin                   4,068,459              18,195

           In addition, the Company's shareholders approved the following proposals:

           The ratification of the Essex Corporation 1998 Stock Option and Appreciation Rights Plan, as follows:

           FOR         2,554,603        AGAINST    105,896ABSTAIN       23,552
                       ---------                   -------              ------

           The   ratification  of  the  appointment  of  Stegman  &  Company  as independent accountants, as follows:

           FOR      4,044,466     AGAINST     30,436     ABSTAIN      11,752
                    ---------                 ------                  ------

                                     PART II

5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

PRICE RANGE OF COMMON STOCK
      The Company's common stock is quoted and trades executed through the OTC Bulletin Board under the symbol "ESEX".

      The following table sets forth the range of high and low actual sales prices of the Common Stock for the periods indicated. Sales prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions.

                                             1998                  1997
                                     ------------------   --------------------
                                        HIGH       LOW        HIGH        LOW


  First quarter..................    $  1.00    $  0.44   $   1.88    $  0.59
  Second quarter.................       0.81       0.34       1.06       0.25
  Third quarter .................       0.84       0.50       0.81       0.41
  Fourth quarter.................       0.81       0.41       1.06       0.50


    At March 1, 1999, there were approximately 1,350 beneficial owners of the Company's Common Stock which includes 365 holders of record.

6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN  OF  OPERATION  AND  OTHER
SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS FORECAST IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS. CERTAIN RISK FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS FORM 10-KSB INCLUDE BUT ARE NOT LIMITED TO: CONCENTRATION OF CURRENT SALES WITH ONE COMPANY, LACK OF CONTRACT BACKLOG, DELAYS IN COMMERCIALIZATION AND SALES OF IMSYN(TM) OPTICAL PROCESSOR UNITS AND ASSOCIATED INVENTORY REALIZABILITY ISSUES, LACK OF WORKING CAPITAL, IMPORTANCE OF PATENT PROTECTION AND ENFORCEMENT AND FUTURE CASH PAYMENT OBLIGATIONS TO A FORMER LANDLORD.

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

     In June 1997, the Board of Directors unanimously authorized the sale of the SED and the FSD operations (except for the telecommunications and government-related optoelectronics programs). The historical technical services business areas were too diverse and competitive relative to the size of the Company. On August 4, 1997, the Company sold the FSD operations (except for the telecommunications and government-related optoelectronics programs) for approximately $300,000 in cash and assumption of certain liabilities of approximately $60,000. Effective October 1, 1997, the Company sold the SED operations for approximately $1,475,000. The Company received $525,000 cash at closing and took a note receivable for $325,000 which was paid off in June 1998. The balance of $625,000 was received from escrow through February 1998 as the respective contracts of SED were novated to the acquiror. Effective June 29, 1997, the Company has presented the results of these SED and FSD operations as "discontinued operations".

     Continuing  operations  reflect  the  results  of the  Commercial  Products
Division which provides optoelectronic products and services, as well as commercial telecommunications engineering services. Continuing operations also include related optoelectronic products and services revenues provided to ongoing U.S. Government customers which were previously provided through the Federal Systems Division. The Company intends to concentrate all its efforts and resources in telecommunications and commercializing its optoelectronics products and services.

STATUS

     The Company's backlog of work in the telecommunications and optoelectronics business areas has always been funded incrementally. The telecommunications work is principally with one major customer, Motorola, and is approximately 70% of the Company's revenues from continuing operations for 1998.

     While the telecommunications work has been consistently forthcoming over the last few years, the optoelectronics work has been sporadic. The Company has been unable to maintain programs of sufficient volume and expand such work to achieve a breakeven or better level of operations on such revenues. While the Company was able to operate profitably in the last half of 1998, the Company's backlog of work going into 1999 is not yet sufficient to maintain a breakeven or better level of operations. Since early 1997, the Company has continued development and initial product improvement of its ImSyn(TM) optoelectronic processor to the extent possible. The processor is a combination of digital and optical componentry. Problems in the reliability and performance of certain digital components as well as the combination of such state-of-the-art subassemblies have caused delays in the availability of the ImSyn(TM) processor to potential initial users and customers. Such initially produced processors were expected to be available in early 1997, and four units were completed and available in 1998. The first-designed units need to be upgraded with more effective electronic componentry, requiring hardware and software changes and retesting and recalibrating of unit performance. The Company established in 1997 significant reserves against its ImSyn(TM) inventory for such changes and delays in the introduction of these first units.

     The lack of available units for initial user testing and evaluation has hindered potential sales and revenues, and delayed inventory turnover. Such delays have prolonged the outflow of cash resources to maintain core staff and make additional inventory replacement component purchases. The outflow of cash in the optoelectronics area was significantly greater than the cash inflows from all operations in 1997, but has moderated somewhat during 1998. Net cash used in operating activities was $1.6 million in 1997 but has declined to under $200,000 in 1998.

     The Company is working to reduce the deficit from optoelectronic operations and to improve its cash flows. The Company has made available initial Imsyn processors to potential users since mid-1998 on a trial basis with the intention of turning such use into revenues through the sale or lease of such processors. The Company continues to pursue new work and expansion of its existing contracts for telecommunications and optoelectronics products and services with Government and commercial customers. Backlog and order issues will continue to be major concerns until substantial improvements have been achieved.

1998 COMPARED TO 1997
CONTINUING OPERATIONS

     Revenues from continuing operations were $4,532,000 and $4,012,000 for 1998 and 1997, respectively, an increase of 13%. The Company's work for Motorola on its Iridium(R) cellular satellite communication system accounted for revenues of $3.2 million and $1.9 million in 1998 and 1997, respectively. This represented approximately 70% and 48% of revenues for 1998 and 1997, respectively. There was an increase in revenues from this program between 1997 and 1998 as the initial satellite system neared completion. The Company continues to perform work on the current and successor satellite systems and has a yearend 1998 backlog on the Motorola program of approximately $1.3 million. The Company has a backlog of approximately $300,000 on programs related to optoelectronic devices and services.

     The Company had no firm orders for ImSyn(TM) units as of the date of this report.

     There were operating losses from continuing operations of $4,000 and $1,264,000 in 1998 and 1997, respectively. Cost of goods sold and services provided for 1998 was 51.4% as compared to 58.2% in 1997. In 1997, cost of goods sold included a charge of $400,000 to establish a reserve against ImSyn(TM) processor inventory to provide for design changes and the delay in the introduction of these first units.

     Selling, general and administrative expenses ("SG&A") were $1.7 million in 1998 compared to $2.3 million in 1997 on a slightly higher revenue volume in 1998. The $600,000 of such higher SG&A expenses contributed to the larger loss in 1997. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The Company has reduced expenses between the 1997 and 1998 periods and has curtailed expenditures where possible.

DISCONTINUED OPERATIONS

     There was a loss from discontinued operations of $101,000 in 1997. In 1997, the Company recognized a gain of $1,236,000 from the disposal of certain assets of the Systems Effectiveness Division and the Federal Systems Division.

     Discontinued operations are comprised of the Systems Effectiveness Division and the Federal Systems Division (except for the telecommunications and government-related optoelectronics programs). During 1997, the SED operations had sales of approximately $4.8 million and produced income of approximately $503,000 during the applicable periods of 1997. As of October 1, 1997, the SED operations were sold.

     The FSD discontinued operation's revenues were $2.3 million in 1997 and there was a loss from operations of approximately $493,000. During 1996-1997, FSD was working on a program to produce aviation maintenance trainers (the "Trainers Program"). In late 1996, the Trainers Program incurred performance difficulties which produced significant losses on this program in the last quarter of 1996. Additional significant completion problems were encountered in the first half of 1997 which produced additional losses. FSD was unable to secure additional new business on a timely basis resulting in the decision to close the Huntsville, Alabama production facility in September 1997 concurrent with the substantial completion of the Trainers Program. The sale of certain other FSD technical service operations located elsewhere was completed in early August 1997 and the net gain was recognized in 1997. As of yearend 1997, there were net current assets of discontinued operations of $31,000 and net noncurrent assets of $977,000 which were sold and proceeds received in 1998.

CORPORATE MATTERS

     In 1997, the Company's interest expense and debenture financing amortization costs increased due to the increased average borrowings under its line of credit and the accelerated write off of debenture financing costs due to the early pay down on the debentures. Total interest expense and debenture financing amortization costs were $311,000 in 1997 compared to $114,000 in 1998.

     The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in 1998 or 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                            SELECTED FINANCIAL DATA ($Thousands)
                                                               AS OF
                                                  December 27,      December 28,
                                                      1998              1997
                                                  ------------      ------------
Total Assets                                      $      1,785      $      3,191
                                                  ============      ============

Working Capital                                   $        661      $        466
                                                  ============      ============

Current Ratio                                           1.78:1            1.36:1
                                                  ============      ============

Note Payable/Bank Line of Credit                  $        164      $        164
Convertible Debentures                                     376             1,233
Current and Long-Term Capital Leases                         9                65
                                                  -------------     ------------
     Total Debt/Financing                         $         549     $      1,462
                                                  =============     ============

Stockholders' Equity                              $         565     $        666
                                                  =============     ============

     The Company's working capital and ratio increased primarily as a result of the proceeds received in 1998 from the sale of the net assets of discontinued operations. At yearend 1998, the Company has working capital of approximately $661,000 and a stockholders' equity of approximately $565,000. During mid 1997, certain insiders and directors invested $245,000 in convertible unsecured notes payable and $120,000 in redeemable preferred stock. The $245,000 was converted into common stock in December 1997 and the preferred stock was converted into common stock in 1998.

     The Company has incurred significant losses over recent years, primarily due to the development and marketing of its optoelectronics products and services. The optoelectronics products and services operations continue to experience net cash expenditures (including all general and administrative expenses) over receipts in the range of $60,000 - $70,000 per month. The Company has taken steps to increase revenue volume and reduce expenditures. The Company cut back on research and development for 1998 where possible while retaining essential staff and other capabilities in the optoelectronics operations. While such actions produced improvement in results in 1998, if a significant decline in such results occurred, then the Company would not be able to sustain its overall business operations without additional working capital or further cost reductions.

     The Company settled on the sale of its Huntsville, Alabama facility in June 1998. The facility served as a portion of the collateral on the convertible debentures. The net proceeds from the sale were therefore restricted and used to partially pay down the debentures.

     The Company continues to seek additional funds under appropriate terms from private financing sources to finance development and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Further significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

     The Company has approximately $345,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and primarily consists of finished goods and purchased parts. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for such units as of the date of this report.

     The Company had a receivables financing arrangement with a bank which expired May 31, 1998. The Company negotiated a replacement working capital financing arrangement effective August 1998 with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $164,000 as of December 27, 1998.

     Under the settlement agreement reached with the former landlord, certain payments are triggered only by other future cash inflows. The remaining $215,000 portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. The sales of the discontinued operations of the Company requires that approximately $50,000 of the remaining $215,000 be paid ratably over the next 5 months.

     The Company believes that it will be able to meet its 1999 funding requirements and obligations from the aforementioned sources of revenue and capital, and if necessary, by further cost reductions. However, there can be no assurances in this regard and the Company expects that it will need significant additional financing in the future.

     THE PRECEDING PARAGRAPHS CONTAIN FORWARD-LOOKING STATEMENTS AND THE FACTORS AFFECTING THE ABILITY OF THE COMPANY TO MEET ITS FUNDING REQUIREMENTS AND MANAGE ITS CASH RESOURCES INCLUDE, AMONG OTHER THINGS, THE MAGNITUDE AND TIMING OF PRODUCT SALES AND THE MAGNITUDE OF FIXED COSTS, ALL OF WHICH INVOLVE RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT.

INFLATION

     The Company, because of its substantial activities in professional services and product development, is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, the Company must structure its compensation programs competitively. The wage demand effect of inflation is felt almost immediately in its costs; however, the net effect during the years presented is minimal.

     The inflation rate in the United States generally has little impact on the Company's cost- reimbursable type contracts and other short-term contracts. For longer-term, fixed-price type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in its contracts.

     The Company began limited assembly operations in 1997 but suspended such efforts in 1998. When the Company restarts these operations, the Company will consider the impact of inflation in the cost of such operations.

7.   FINANCIAL STATEMENTS

     See Item 13(a)(1) in Part III of this Form 10-KSB.

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE

     None.

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Directors* and executive officers elected by the Board are:

      NAME                    AGE    POSITION
      Harry Letaw, Jr.        72     Chairman and Chief Executive Officer
      Leonard E. Moodispaw    56     President; Chief Operating Officer and
                                     Director (3)
      Terry M. Turpin         56     Senior Vice President; Chief Technical
                                     Officer and Director
      Joseph R. Kurry, Jr.    48     Senior Vice President; Treasurer and Chief
                                     Financial Officer
      Matthew S. Bechta       45     Vice President
      Craig H. Price          49     Vice President
      Gerald J. Davieau       42     Vice President
      Kimberly J. DeChello    38     Chief Administrative Officer and Secretary
      Frank E. Manning        79     Chairman Emeritus; Director (2)
      Harold P. Hanson        77     Director (3)
      Robert W. Hicks         61     Director (1)
      Ray M. Keeler           67     Director (1)(2)

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

     Leonard E. Moodispaw, President, Chief Operating Officer and Director of the Company, rejoined Essex in 1998. Mr. Moodispaw was an employee and consultant with Essex during 1988 to 1993. From 1988 to 1993, he was President of the former Essex subsidiary, System Engineering and Development Corporation
(SEDC), and later served as Essex Chief Administrative Officer. Mr. Moodispaw was Secretary of the Company and General Counsel
                                       22
and continues in the capacity as Corporate Counsel. From April 1994 to April 1998, Mr. Moodispaw was President of ManTech Advanced Systems International, Inc. (MASI), a subsidiary of ManTech International Corporation. Mr. Moodispaw continues his relationship with ManTech as a member of its Advisory Board and serves as a consultant to MASI and to MASI UK Limited where he is a member of the board of directors of its joint venture with Vosper-Thornycroft. Early in his career, Mr. Moodispaw was engaged in the private practice of law, and from 1965 to 1978 was a senior manager in the National Security Agency (NSA). He is the Founder of the Security Affairs Support Association (SASA) that brings government and industry together to solve problems of mutual interest.

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

     Matthew S. Bechta was elected Vice President in October 1993. As Director of Programs, Mr. Bechta is responsible for the Optoelectronics and Signal Processing business area. Mr. Bechta joined Essex in 1989 with the merger of Essex and SEDC. As one of the founders of SEDC, he served in various technical and management capacities since incorporation in 1980. From 1975-1980, Mr. Bechta was employed by NSA as a systems engineer. Mr. Bechta holds a Bachelor of Science degree in Electrical Engineering from Spring Garden College, Pennsylvania and a Master of Science degree in Computer Science from the Johns Hopkins University.

     Craig H. Price was elected Vice President in October 1993. Dr. Price, Director of Engineering, is responsible for Essex satellite support activities. Dr. Price joined Essex in 1989 as a result of the merger of Essex and SEDC. Dr. Price had joined SEDC in 1985, with varied assignments in engineering, analysis and advanced technologies. Previously, he served in numerous technical and project positions in the U.S. Air Force during the period 1974 - 1985, and he was awarded the Distinguished Service Medal. Dr. Price holds a Bachelor of Science degree in Electrical Engineering from Kansas State University, a Master of Science degree in Electrical Engineering from Purdue University and a Doctor of Philosophy degree in Electrical Engineering from Stanford University.

     Gerald J. Davieau joined Essex as a result of the merger of Essex with SEDC, which he joined in 1987, and was elected Vice President in November 1997. As technical director of satellite systems engineering operations, Mr. Davieau is responsible for design and analysis of wireless satellite applications. He is listed on more than 20 Motorola patent disclosures from work on Iridium(R) and Celestri(TM) satellite programs. Mr. Davieau was employed by SPACECOM in Gaithersburg, Maryland, 1982-1987. He served in the U.S. Army from 1978 to 1982. Mr. Davieau holds a Bachelor of Science degree in Electrical Engineering from Lehigh University and a Master of Science degree in Electrical Engineering from the University of Maryland.

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

     Robert W. Hicks was elected a Director of the Company in August 1988. He has been an independent consultant since 1986. During this period he was engaged for three and one-half years by the State of Maryland Deposit Insurance Fund Corporation, Receiver of several savings and loan associations, first as an Agent and then as a Special Representative (both court-approved positions). He was a principal officer and stockholder in Asset Management & Recovery, Inc., a consulting firm which primarily provided services, directly and as a subcontractor, to the Resolution Trust Corporation and law firms engaged by the Resolution Trust Corporation. Mr. Hicks is also a Director and the Corporate Secretary of the Kirby Lithographic Company, Inc. In 1998 he formed Hicks Little Company, LLC for the purpose of conducting consulting activity.

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

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16(a)-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 27, 1998.

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

                                                                                    LONG-TERM COMPENSATION
                                                                         -----------------------------------------------------
                                         ANNUAL COMPENSATION                      AWARDS              PAYOUTS
                                 -------------------------------------   -------------------------   ---------

------------------------------------------------------------------------------------------------------------------------------

                                                               Other     Restricted    Securities                  All Other
                                                              Annual       Stock       Underlying       LTIP       Compen-
         Name and                                         Compensation    Award(s)    Options/SARs    Payouts      sation
    Principal Position    Year   Salary($)(1)  Bonus ($)     ($)(2)        ($)(3)         (#)           (#)          ($)
------------------------------------------------------------------------------------------------------------------------------
Harry Letaw, Jr.          1998      135,200        0            0             0            0             0            0
Chairman and CEO          1997      135,200        0            0             0            0             0            0
                          1996      135,200     35,000          0             0            0             0            0



Terry M. Turpin           1998      122,720        0          3,682           0            0             0            0
Senior Vice President     1997      122,720        0          3,540           0         35,000           0            0
and Director              1996      115,120     15,000        3,465           0          8,000           0            0



Joseph R. Kurry, Jr.      1998      114,400        0          3,432           0            0             0            0
Treasurer, Senior Vice    1997      114,400        0          3,300           0         30,000           0            0
President and CFO         1996      114,400     25,000        3,439           0         23,500           0            0



Craig H. Price            1998      102,960        0          3,089           0            0             0            0
Vice President            1997      102,960        0          2,970           0         29,000           0            0
                          1996      102,960     15,000        3,094           0          8,500           0            0


Matthew S. Bechta         1998      102,960        0          3,089           0            0             0            0
Vice President            1997      102,960        0          2,970           0         25,500           0            0
                          1996      102,960     15,000        3,089           0          8,500           0            0



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

(3) No restricted stock awards were made for the periods indicated. The number and value of the aggregate restricted stock holdings for the named executive officers at the end of the 1998 fiscal year, based on the closing bid price of the Common Stock on OTC Bulletin Board on December 23, 1998, without giving effect to the consideration paid by the named executive officer, were as follows: Dr. Letaw, 673,559 shares, $315,764 value; Mr. Turpin, 278,693 shares, $130,651 value; Mr. Kurry, 38,359 shares, $17,983 value; Dr. Price, 14,342 shares, $6,724 value; and Mr. Bechta, 39,198 shares, $18,376 value.

DEFINED CONTRIBUTION RETIREMENT PLAN

    The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a 401(k) salary reduction feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and a discretionary contribution as determined by the Board of Directors. No discretionary contribution was made by the Company to the Retirement Plan for 1996 - 1998. The total authorized contribution under the matching contribution feature of the Plan was approximately $62,000 in 1998. All employee contributions are 100% vested at all times and Company contributions vest based on length of service. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the Plan be allocated among various investment options established by the Plan administrator.

    The Company contributions under the Retirement Plan for the persons referred to in the Summary Compensation Table are included in that Table.

EMPLOYEE INCENTIVE PERFORMANCE AWARD PLAN

    The Company has an Employee Incentive Performance Award Plan under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the Board of Directors. Such awards may be constrained by overall Company performances. No awards were made in 1997 or 1998. The incentive awards under the Performance Award Plan for the persons referred to in the Summary Compensation Table are included in that Table.

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

    During 1998, the Board awarded a total of 18,000 shares to four directors. There were no awards in 1997 or 1996. There were approximately 4,000 shares remaining in the plan as of December 27, 1998.

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

OPTIONS TO PURCHASE SECURITIES

    The Company established an Essex Corporation 1998 Stock Option and Appreciation Rights Plan (the "1998 Plan"). The 1998 Plan provides for the grant of options to purchase shares of common stock of the Company, par value $.10 per share (the "Common Stock") which qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to persons who are employees, as well as options which do not so qualify ("Non-Qualified Options") to be issued to persons or consultants, including those who are not employees. The 1998 Plan also provides for grants of stock appreciation rights ("SARs") in connection with the grant of options under this 1998 Plan. The exercise price of an Incentive Option under the 1998 Plan may not be less than the "fair market value" of the shares of Common Stock at the time of grant; the exercise price of Non-Qualified Options and the appreciation base price of SARs are determined in the discretion of the Board of Directors except that the SAR appreciation base price may not be less than 50% of the fair market value of a share of Common Stock on the grant date with respect to awards to persons who are officers or directors of the Company. The 1998 Plan reserves 300,000 shares of Common Stock for issuance. As of February 28, 1999, no options and SARs have been granted.

    The Company also has a 1996 Stock Option and Appreciation Rights Plan (the "1996 Plan"). The 1996 Plan as presently in effect is similar to the 1998 Plan described above. The 1996 Plan reserves 300,000 shares of the Company's Common Stock for issuance. There are options for 256,300 shares outstanding at prices ranging from $1.00 - $3.00, including options for 112,000 shares held by officers or directors (options for 201,350 shares are exercisable, including exercisable options held by officers and directors of 82,800). As of February 28, 1999, there remain 43,700 shares available for future grants of options or SARs.

    The Company had an Option and Stock Appreciation Rights Plan which expired on January 31, 1997. As of February 28, 1999, options for 651,250 shares of the Company's Common Stock remain outstanding under this Plan. Of this amount, options for 617,400 shares are exercisable at prices ranging from $2.52 - $3.08 including options held by officers and directors to purchase 545,000 shares (of which options for 516,900 shares are exercisable).

    The following Table shows for the fiscal year ended December 27, 1998 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal yearend values for unexercised options/SARs.



       AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES TABLE
                     FOR FISCAL YEAR ENDED DECEMBER 27, 1998




                                                             Number of
                                                            Securities            Value of
                                                            Underlying          Unexercised
                                                            Unexercised         In-the-Money
                                                          Options/SARs at      Options/SARs at
                                                             FY-End (#)            FY-End($)
                             Shares          Value
                           Acquired on     Realized        Exercisable/          Exercisable/
            NAME           Exercise (#)       ($)          Unexercisable        Unexercisable
================================================================================================

Harry Letaw, Jr.               ---            ---            290,000/0               0/0

Terry M. Turpin                ---            ---          40,000/11,000             0/0

Joseph R. Kurry, Jr.           ---            ---          41,400/17,100             0/0

Craig H. Price                 ---            ---          30,000/12,500             0/0

Matthew S. Bechta              ---            ---          31,500/11,000             0/0







REMUNERATION OF DIRECTORS

    The Company's Directors generally meet quarterly. Additionally, the By-Laws provide for special meetings and, as also permitted by Virginia law, Board action may be taken without a meeting upon unanimous written consent of all Directors. Board members not employed by the Company receive a maximum of $1,500 for each Board or Board Committee Meeting attended. Such compensation was suspended for 1998. In 1998 the Board held five meetings; the entire membership of the Board was present at all of the meetings except one where one director was absent.

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT

    The following table and accompanying notes set forth as of February 28, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person or group who beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                                      Amount and Nature    Percentage of Outstanding
              Name and Address          of Beneficial       Shares of Common Stock
            OF BENEFICIAL OWNER*        OWNERSHIP (1)         BENEFICIALLY OWNED

     Harry Letaw, Jr. (2)                  994,809                   21.08
     Terry M. Turpin (3)                   321,193                    7.23
     Leonard E. Moodispaw (4)              182,650                    4.04
     Frank E. Manning (5)                  129,275                    2.92
     Joseph R. Kurry, Jr. (6)               88,809                    2.00
     Matthew S. Bechta (7)                  78,198                    1.76
     Harold P. Hanson (8)                   69,344                    1.57
     Robert W. Hicks (9)                    59,200                    1.34
     Craig H. Price (10)                    47,342                    1.07
     Ray M. Keeler (11)                     33,250                      **

     All Directors and Executive Officers
     as a Group (12 persons) (12)        2,030,696                   39.65

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

     (2) Dr. Harry Letaw, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Of the 994,809 shares beneficially shown as owned by Dr. Letaw, 321,250 shares represent presently exercisable rights to acquire Common Stock through stock options and warrants.

     (3) Terry M. Turpin is a Director and Senior Vice President of the Company. Of the shares shown as beneficially owned, 42,500 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (4) Leonard E. Moodispaw is President, Chief Operating Officer and a Director of the Company. Of the shares shown as beneficially owned, 125,500 represent presently exercisable rights to acquire common stock through stock options.

     (5) Mr. Frank E. Manning is the record and beneficial owner of approximately 2.92% of the outstanding shares of the Company (129,275 shares), including presently exercisable options to purchase 31,500 shares. Mr. Manning is the Chairman Emeritus and a Director of the Company. His shares do not include 40,000 shares of the Company's Common Stock owned of record and beneficially by Mrs. Eva L. Manning, wife of Mr. Frank E. Manning. Also does not include 157,500 shares beneficially owned by six separate family trusts of which Mrs. Manning is the sole trustee and over which trusts she has exclusive voting and dispositive power.






     (6) Joseph R. Kurry, Jr. is Senior Vice President, Treasurer and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 50,450 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (7) Matthew S. Bechta is Vice President of the Company. Of the shares shown as beneficially owned, 39,000 represent presently exercisable rights to acquire common stock through stock options and warrants.

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

     (10)Craig H. Price is Vice President of the Company. Of the shares shown as beneficially owned, 33,000 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (11)Ray M. Keeler is a Director of the Company. Of the shares shown as beneficially owned, 18,250 represent presently exercisable rights to acquire common stock through stock options and warrants.

     (12)Of the shares shown as beneficially owned, 724,000 represent presently exercisable rights to acquire common stock through stock options and warrants.

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


13.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  (1)  Financial Statements
               Report of Independent Auditors                                                       34
               Balance Sheet                                                                        35
               Statements of Operations                                                             36
               Statements of Changes in Stockholders' Equity                                        37
               Statements of Cash Flows                                                             38
               Notes to Financial Statements                                                   39 - 49

          (2)  Exhibits
               (i)   None.
               (ii)  Exhibit  3(i) - Articles of  Incorporation  and  Amendments
                     thereto B  Exhibit  3(ii)  -By-Laws,  as  amended  Filed as
                     Exhibits  3(i)  and  3(ii)  to  Registrant's   Registration
                     Statement on Form SB-2 filed October 17, 1994, Registration
                     No. 33-82920
               (iii) Exhibit 4 - Instruments defining the Rights of Holders
                     4.1     Form of Warrant Agreement with Mellon Bank                              C
                     4.2     Specimen of Warrant Certificate                                         C
                     4.3     Specimen of Common Stock Certificate                                    C
                     4.4     Warrant Agreement with J. Michael Reisert, Inc.                         D
                     4.5     Specimen of Placement Agent's Warrant Certificate                       D
                     4.6     Form of 10% Convertible Collateralized Debenture                        E
                     4.7     Form of Series B Warrant                                                E
                     4.8     Specimen of Preferred Stock - Series A                                  G
               (iii) Exhibit 10 - Material Contracts
                     10.1    Employment Agreement dated April 8, 1988, between                       C
                             Dr. Harry Letaw, Jr. and Registrant
                     10.3    Restricted Stock Bonus Plan                                             C
                     10.4    Option and Stock Appreciation Rights Plan                               C
                     10.6    Pension Plan and Trust Agreement                                        C
                     10.7    Defined Contribution Retirement Plan                                    C
                     10.8    Incentive Performance Award Plan                                        C
                     10.10   Settlement Agreement between the Company and Rumsey Associates          C
                             Limited Partnership
                     10.11   Option Agreement between the Company and Rumsey Associates              C
                             Limited Partnership
                     10.13   Registration Rights Agreement                                           C
                     10.15   1996 Stock Option and Appreciation Rights Plan                          F
                     10.22   1998 Stock Option and Appreciation Rights Plan                          G
               (iv)  Exhibit 23 - Consent of Experts and Counsel
                     23.1    Consent of Independent Auditors                                        50
               (v)   Exhibit 27 - Financial Data Schedule
                     27.1    Financial Data Schedule                                                 A

     (b)  Reports on Form 8-K
          None.
-----------------------

A     Filed herewith
B     Incorporated by reference as indicated
C Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920 D Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed February 17, 1995, Registration No. 33-82920 E Filed as Exhibit to Registrant's 1995 Form 10-KSB F Filed as Exhibit to Registrant's Form 8-K dated November 13, 1996 G Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 12, 1998

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ESSEX CORPORATION
                                    (Registrant)


        By:                     /S/ HARRY LETAW, JR.
                 --------------------------------------------------
                                  Harry Letaw, Jr.
                 Chairman of the Board and Chief Executive Officer;
                             Principal Executive Officer
                                   March 25, 1999



        By:                   /S/ JOSEPH R. KURRY, JR.
            -------------------------------------------------------------
                                Joseph R. Kurry, Jr.
            Senior Vice President, Treasurer and Chief Financial Officer;
                     Principal Financial and Accounting Officer
                                   March 25, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              /S/ HAROLD P. HANSON                    /S/ FRANK E. MANNING
           --------------------------              --------------------------
           Harold P. Hanson, Director              Frank E. Manning, Director
                 March 25, 1999                          March 25, 1999



               /S/ ROBERT W. HICKS                 /S/ LEONARD E. MOODISPAW
            -------------------------           ------------------------------
            Robert W. Hicks, Director           Leonard E. Moodispaw, Director
                 March 25, 1999                          March 25, 1999



                /S/ RAY M. KEELER                    /S/ TERRY M. TURPIN
             -----------------------              -------------------------
             Ray M. Keeler, Director              Terry M. Turpin, Director
                 March 25, 1999                          March 25, 1999



              /S/ HARRY LETAW, JR.
           --------------------------
           Harry Letaw, Jr., Director
                 March 25, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Essex Corporation:

      We have audited the accompanying balance sheet of Essex Corporation as of December 27, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 27, 1998 and December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Corporation as of December 27, 1998 and the results of its operations and its cash flows for the years ended December 27, 1998 and December 28, 1997 in conformity with generally accepted accounting principles.



                                                Stegman & Company



Baltimore, Maryland
March 12, 1999


                                ESSEX CORPORATION
                                  BALANCE SHEET
                             AS OF DECEMBER 27, 1998

                                     ASSETS
CURRENT ASSETS
  Cash                                                          $      543,538
  Accounts receivable, net                                             562,033
  Inventory                                                            344,175
  Prepayments and other                                                 54,596
                                                                --------------
                                                                     1,504,342
                                                                --------------
PROPERTY AND EQUIPMENT
  Production and special equipment                                     870,953
  Furniture, equipment and other                                       427,618
                                                                --------------
                                                                     1,298,571
  Accumulated depreciation and amortization                         (1,211,910)
                                                                --------------
                                                                        86,661
                                                                --------------
OTHER ASSETS
  Patents, net                                                         154,125
  Other                                                                 39,417
                                                                --------------
                                                                       193,542
                                                                --------------
TOTAL ASSETS                                                    $    1,784,545
------------                                                    ==============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Advance from accounts receivable financing                    $      163,920
  Accounts payable                                                     159,811
  Accrued wages and vacation                                           165,578
  Accrued lease settlement                                             215,277
  Other accrued expenses                                               139,123
                                                                --------------
                                                                       843,709
LONG-TERM DEBT
  10% Convertible Collateralized Debentures                            375,714
                                                                --------------
         Total Liabilities                                           1,219,423
                                                                --------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY
  Common stock $0.10 par value; 25 million shares
    authorized; 4,397,861 shares issued and outstanding                439,786
  Redeemable Preferred stock $0.01 par value; 1 million
    total shares authorized; 2,500 shares of Series A
    authorized, $100 liquidation value, 8% dividend rate;
    -0- shares outstanding                                                  --
  Contributions in excess of par                                     5,634,234
  Retained deficit                                                  (5,508,898)
                                                                --------------
         Total Stockholders' Equity                                    565,122

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    1,784,545
------------------------------------------                       ==============

The accompanying notes are an integral part of this statement.


                            STATEMENTS OF OPERATIONS
                       FOR THE FIFTY-TWO WEEK FISCAL YEARS
                  ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                                             1998                      1997
                                                      -----------------         -----------------

Revenues                                              $        4,532,410        $       4,011,589
Cost of goods sold and services provided                      (2,330,343)              (2,332,956)
Engineering and product development expenses                    (474,173)                (582,400)
Selling, general and administrative expenses                  (1,731,863)              (2,360,107)
                                                      ------------------        -----------------

    Operating Loss                                                (3,969)              (1,263,874)

Interest expense, net and debenture financing
  amortization                                                  (113,763)                (310,566)
                                                      ------------------        -----------------

Loss from Continuing Operations
  Before Income Taxes                                           (117,732)              (1,574,440)

Benefit from income taxes                                             --                       --
                                                      ------------------        -----------------

Loss from Continuing Operations                                 (117,732)              (1,574,440)
                                                      ------------------        -----------------

Discontinued Operations (Note 2):

    Loss from operations                                              --                 (100,973)

    Gain on disposal                                                  --                1,235,818
                                                      ------------------        -----------------

Income from Discontinued Operations                                   --                1,134,845
                                                      ------------------        -----------------

Net Loss                                              $         (117,732)       $        (439,595)
                                                      ==================        =================

Weighted Average Number of Shares
  Outstanding                                                  4,287,354                3,649,775
                                                      ==================        =================

Basic Earnings (Loss) Per Share:
  Continuing Operations                               $            (0.03)       $           (0.43)
  Discontinued Operations                                             --                     0.31
                                                      ------------------        -----------------
                                                      $            (0.03)       $           (0.12)
                                                      ==================        =================

The accompanying notes are an integral part of these statements.



                                                          ESSEX CORPORATION
                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997


                                                                                                 Contri-                    Total
                                               COMMON STOCK             PREFERRED STOCK          butions                    Stock-
                                           Shares                     Shares                    In Excess     Retained     holders'
                                           ISSUED          AMOUNT     ISSUED       AMOUNT        OF PAR       DEFICIT      EQUITY
                                          ---------      ---------    ------      --------    -----------    -----------  ---------


BALANCE, DECEMBER 29, 1996                3,625,098      $  362,510       --      $     --    $ 5,313,888    $(4,947,329) $ 729,069

 Stock options exercised                      1,000             100       --            --          2,420             --      2,520

 Common stock issued upon conversion
  of convertible note                       507,967          50,796       --            --        203,188             --    253,984

 Preferred stock issued                          --              --    1,200       120,000             --             --    120,000

 Net loss                                        --              --       --            --             --       (439,595)  (439,595)
                                          ---------      ----------   ------      --------    -----------    -----------  ---------

BALANCE, DECEMBER 28, 1997                4,134,065         413,406    1,200       120,000      5,519,496     (5,386,924)   665,978

 Common stock issued upon conversion
  of preferred stock                        245,796          24,580   (1,200)     (120,000)       104,658             --      9,238

 Preferred stock dividend                        --              --       --            --             --         (4,242)    (4,242)

 Common stock bonus                          18,000           1,800       --            --         10,080             --     11,880

 Net loss                                        --              --       --            --             --       (117,732)  (117,732)
                                          ---------      ----------   ------      --------    -----------    -----------  ---------

BALANCE, DECEMBER 27, 1998                4,397,861      $  439,786       --      $     --    $ 5,634,234    $(5,508,898) $ 565,122
                                          =========      ==========   ======      ========    ===========    ===========  =========

The accompanying notes are an integral part of these statements.



                                                 ESSEX CORPORATION
                                             STATEMENTS OF CASH FLOWS
                        FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

                                                                   1998              1997
                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                   $     (117,732)   $     (439,595)
  Adjustments to reconcile Net Loss to Net Cash
  (Used In) Provided By Operating Activities:

    Depreciation and amortization                                   197,303           476,427
    Gain on sale/retirement of fixed assets                            (662)           (1,555)
    Gain on sale of discontinued operations                              --        (1,235,818)
    Allowance for bad debts                                         (48,526)          (82,000)
    Inventory valuation reserve                                      48,526           400,000
    Common stock issued as compensation                              11,880                --

  Change in Assets and Liabilities:
    Accounts receivable                                             (92,606)           44,443
    Inventory                                                        55,313          (317,171)
    Prepayments and other                                            20,078            40,725
    Accounts payable                                               (141,384)           22,911
    Accrued lease settlement                                        (66,254)          (26,706)
    Other liabilities                                              (179,409)         (436,256)
    Non-cash charges and working capital changes of
     discontinued operations                                        129,579           (52,121)
                                                             --------------    --------------

  Net Cash Used In Operating Activities                            (183,894)       (1,606,716)
                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (21,435)          (21,511)
  Proceeds from sale of fixed assets                                  4,752            23,279
  Proceeds from sales of discontinued operations                  1,290,517         1,088,258
                                                             --------------    --------------

  Net Cash Provided By Investing Activities                       1,273,834         1,090,026
                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term repayments of line of credit or receivable
   financing, net                                                        46          (736,126)
  Issuance of preferred stock                                            --           120,000
  Proceeds from issuance of convertible notes                            --           256,504
  Repayment of convertible debentures principal                    (857,386)         (166,900)
  Payment of capital lease obligations                              (56,198)          (97,255)
                                                             --------------    --------------

  Net Cash Used In Financing Activities                            (913,538)         (623,777)
                                                             --------------    --------------

CASH AND CASH EQUIVALENTS
    Net increase (decrease)                                         176,402        (1,140,467)
    Balance - beginning of year                                     367,136         1,507,603
                                                             --------------    --------------
    Balance - end of year                                    $      543,538    $      367,136
                                                             ==============    ==============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER IMPORTANT FACTORS

      These statements cover Essex Corporation (the "Company"). Certain amounts for prior years have been reclassified or recalculated to conform to the 1998 presentation.

      REPORTING YEAR

      The Company is on a 52-week fiscal year ending the last Sunday in December for 1998 and 1997.

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

      Since 1989, the Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors. The long-term success of the Company in this area is dependent on its ability to successfully develop and market products related to its optoelectronic processors. The success of these efforts is subject to changing technologies, availability of financing, competition, and ultimately market acceptance.

      The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment which it discontinued in 1997. The Optoelectronics
      Products and Services business area, which is part of continuing operations, is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $60,000 - $70,000 per month.

      The Company is seeking additional funds from private financing markets to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

      industrial concerns to facilitate these goals. The Company believes that it will be able to meet its 1999 funding requirements from the aforementioned sources, although there can be no assurances in this regard. Failure to commercialize or further significant delays in the commercialization of the Company's optoelectronic products would have a significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses), although there can be no assurances in this regard.

      CONTRACT ACCOUNTING

      Revenues consist of services rendered on time and materials, fixed-price and cost-plus- fixed-fee contracts. Revenue on time and materials contracts (approximately 80% and 58% of total revenues in 1998 and 1997, respectively) is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. Revenue on fixed-price contracts (approximately 9% and 16% of total revenues in 1998 and 1997, respectively) is recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Revenue on cost-plus-fixed-fee contracts (approximately 11% and 26% of total revenues in 1998 and 1997, respectively) is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Anticipated losses are recognized as soon as they become known. A portion of the Company's business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government. Because of the inherent uncertainties in estimating costs and the potential for audit adjustments by U.S. Government agencies, it is at least reasonably possible that the estimates will change in the near term.

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

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997


      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is calculated using straight-line methods based on useful lives as follows:


               Leasehold improvements                        Life of lease
               Production and special equipment              3 to 5 years
               Furniture and equipment                       3 to 5 years


      Repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related allowance for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

      INTANGIBLE ASSETS

      Patent costs include legal and filing fees covering the various patents which have been issued to the Company. Patent costs are amortized over their respective lives (15 - 20 years) and amortization was $15,000 in 1998 and $17,000 in 1997.

      The excess of cost over the fair value of assets acquired (goodwill) resulting from an acquisition in 1989 was being amortized on a straight-line basis at $60,000 per year. In 1997, the Company determined that the entire remaining amount of $144,000 should be immediately amortized.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets and identifiable intangibles (including goodwill) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. During late 1996, the Company placed its Huntsville, Alabama facility for sale. An impairment charge of approximately $150,000 was recorded in 1997 related to this facility and such charge is recognized in the discontinued operations section of the accompanying Statements of Operations.

      BASIC EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Diluted earnings per share are not presented because inclusion of common stock equivalents would result in anti-dilution.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997


      STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information are as follows:

                                                       1998            1997
                                                  ------------     ------------
      A.      Cash paid during the year for-
                           Interest               $    121,000     $     91,000
                           Income taxes           $        900     $      4,000

      B.      There were no new capital leases in 1998 or 1997.

      C. Preferred stock plus accrued dividend payable in the amount of $129,238 were converted into common stock in 1998.

      D. In 1998, the Company issued 18,000 shares of common stock with a market value of $11,880 under its Restricted Stock Bonus Plan.

2.    DISCONTINUED OPERATIONS

      In June 1997, the Board of Directors unanimously approved the disposition of the Systems Effectiveness Division ("SED") and operations of the
      Federal Systems Division ("FSD") except for the telecommunications and government-related optoelectronics programs which are comprised of different customers, a separate location in Columbia, Maryland and distinguishable operations. The discontinued operations comprised the majority of the Company's Technical Services and Products business operations.

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

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

      certain indemnifications and warranties by the Company which could affect the ultimate amount of proceeds received.

      There were no revenues from discontinued operations in 1998. Summarized results of discontinued operations for 1997 are as follows:

                                         FISCAL YEAR DECEMBER 28, 1997
                                   ---------------------------------------
                                    REVENUES              NET INCOME (LOSS)
                               -----------------        -------------------
                  SED          $       4,811,000        $           503,000

                  FSD          $       2,313,000        $          (493,000)

3.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                                        1998
                                                                   ------------
       Commercial and other                                        $    432,586

       U.S. Government:
         Amounts billed, excluding retainages                           108,850
         Recoverable costs and accrued profits not yet billed,
           including retainages                                          70,597
                                                                        612,033

       Contract reserves and allowances for doubtful accounts           (50,000)
                                                                   ------------
                                                                   $    562,033

     U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Unbilled receivables represent revenue recognized for work performed prior to yearend, which had not been billed. The government unbilled receivables can be invoiced in accordance with funding on cost-type contracts or upon attaining certain milestones under fixed-price contracts.

     Retainages (which are not material) will be collected upon job completion or settlement of audits performed by cognizant U.S. Government audit agencies. Company cost records have been audited through 1996. In the year an audit is settled, the difference between audit adjustments and previously established reserves is reflected in income.

     Contract reserves and allowances for doubtful accounts have been provided where less than full recovery under the contract is expected.

4.   ACCOUNTS RECEIVABLE FINANCING

     The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

     certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $164,000 as of December 27, 1998.

5.   INVENTORY

     Inventory costs are all related to the Company's ImSyn(TM) optoelectronic processor.

                                                        1998
                                                    ------------
                Purchased Parts                     $    206,393
                Systems In-Process                        24,832
                Finished Goods                           512,950
                                                    ------------
                                                         744,175
                Valuation Reserve                       (400,000)
                                                    $    344,175

      Due to the use of estimates in calculating the value of the inventory, it is at least reasonably possible that management's view of the ultimate realizable value of inventory will change in the near term.

6.    LONG-TERM DEBT

      The Company had $1,400,000 of 10% Convertible Collateralized Debentures ("Debentures"). The Company offered and the holders agreed in 1997 to a repayment of $167,000 of principal plus accrued interest as collateral was liquidated in connection with the sale of discontinued operations. The Company offered and the holders agreed in 1998 to a repayment of $857,000 of principal plus accrued interest as collateral was liquidated in connection with the additional sale of assets of discontinued operations.

      The Debentures pay interest quarterly at 10% per year and are convertible into common stock at a conversion price of $3.50 per share. The Debentures may be called for redemption by the Company at premiums ranging from 103% to 105% of face value. The Company can require conversion if the Company's common stock trades at or above $5.50 (subject to future adjustment) for 10 consecutive trading days. Other restrictions or requirements for conversion, such as an effective registration statement, also apply. The holders of the Debentures have certain demand and other registration rights upon conversion. The remaining Debentures are due November 30, 2000 if not converted or called prior to maturity.

      The Debentures are primarily collateralized with inventory and certain fixed assets subject to existing lease obligations. As of the last day of each fiscal quarter the collateral shall have a value of at least 150% of the amount of the outstanding obligations and meet certain other requirements. The Company is subject to default provisions for not meeting collateral

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

      requirements, failure to make timely interest payments and other standard representations and covenants. As of December 27, 1998, the Company was in compliance with such terms and conditions.

7.    MAJOR CUSTOMER INFORMATION

      The Company's largest customer is Motorola, Inc. for whom the Company performs work on the design and other aspects of the Iridium(R) satellite constellation that will provide global wireless communications to handheld telephones and pagers. This work was begun in 1990. The Company's contracts to perform such work amounted to 70% ($3.2 million) of revenues in 1998 and 48% ($1.9 million) in 1997.

8.    COMMITMENTS AND CONTINGENCIES

      LEASE OBLIGATIONS

      The Company leases equipment and certain office facilities under operating leases generally ranging from one to five years with options to renew. The leases contain provisions to pay for proportionate increases in operating costs and property taxes. The Company is committed to pay aggregate rentals under these leases as follows:

                           1999                        $      129,000
                           2000                        $       10,000

     Rental expense charged to continuing operations, including payments made under short-term leases, amounted to $365,000 and $374,000 in 1998 and 1997, respectively.

     LEASE SETTLEMENT

     Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $215,000 accrual as of December 27, 1998 represents the remaining contingent portion which is to be paid over the applicable consideration period. Of this amount, $50,000 is being paid at $10,000 per month. The balance is payable upon satisfaction of the contingencies as set forth in the Agreement.

9.   RETIREMENT PLAN

     The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Total authorized contributions under the matching contribution feature of the

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

     Plan were approximately $62,000 in 1998 and $125,000 in 1997. There were no discretionary contributions in these years.

     In accordance with the retirement plan and trust, as amended, such authorized contributions and the resulting annual expense can be reduced by forfeitures by terminated employees of unvested amounts of prior years' contributions. Forfeitures of $37,000 and $13,000 were utilized to reduce annual expenses in 1998 and 1997, respectively.

10.  INCOME TAXES

     The components of the Company's net deferred tax asset account are as follows as of December 27, 1998 and December 28, 1997:

                                                                   1998            1997
                                                           --------------    --------------
          Acquisition NOL and tax credit carryforward      $      317,100     $     317,100
          NOL carryforward                                      1,225,000         1,114,400
          Tax credit carryforward                                 190,000           139,000
          Allowance for doubtful accounts                          17,500            34,500
          Depreciation and amortization                            57,000          (156,000)
          Inventory valuation reserve                             140,000           140,000
          Accrued employee benefit costs                           40,000            35,400
          Lease settlement accrual                                 75,000            98,500
          Other                                                        --            18,300
          Valuation Reserve                                    (2,061,600)       (1,741,200)
                                                           --------------     -------------
             Net Deferred Tax Asset                        $          -0-     $         -0-
                                                           ==============     =============

     As a result of an acquisition, the Company has net operating loss ("NOL") and tax credit carryforwards of approximately $726,000 and $63,000, respectively, that are available, subject to certain limitations, to offset future book and taxable income and taxes payable. The net operating loss begins to expire in 2001 and the tax credits expire 1999 - 2001.

     The  Company  also  has  a  regular  NOL  of  $3,500,000   and  tax  credit
     carryforwards of $190,000 that are available, subject to certain limitations, to offset future book income and taxes payable. The NOL begins to expire in 2008 and the tax credit carryforwards expire through 2017.

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

     The Company recorded no benefit or provision for income taxes in 1998 or 1997.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

11.  STOCK OPTION AND STOCK BONUS PLANS; OTHER STOCK OPTIONS

     The Company adopted a 1998 Stock Option and Appreciation Rights Plan ("1998 Plan") in November 1998. This plan reserves 300,000 shares for option and SAR grants. No options or SARs were granted in 1998.

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

                                NUMBER OF SHARES        PRICE PER SHARE
                                ----------------    -----------------------

     Outstanding, 12/29/96                    0     $      -
         Granted                        265,000     $   1.00   -   $   3.00
         Canceled                       (20,000)    $   1.00   -   $   3.00
                                  -------------
     Outstanding, 12/28/97              245,000     $   1.00   -   $   3.00
         Granted                         18,500     $   1.00
         Canceled                        (7,200)    $   1.00   -   $   3.00
                                  -------------
     Outstanding, 12/27/98              256,300     $   1.00   -   $   3.00
                                  =============
     Exercisable, 12/27/98              199,650     $   1.00   -   $   3.00
                                  =============

     The weighted average price for options outstanding and exercisable was $1.37 and $1.82, respectively. The weighted average life for options outstanding and exercisable was 7.5 years and 3.2 years, respectively.

     An earlier Option and Stock Appreciation Rights Plan expired in 1997. ISO or NSO options granted are exercisable through January 30, 2007. The activity in this plan for the last two years is as follows.

                                  NUMBER OF SHARES           PRICE PER SHARE
                                  ----------------     -----------------------

     Outstanding, 12/29/96                830,611      $   2.50   -   $   3.08
         Granted                          130,100      $   3.00
         Canceled/Expired                (282,861)     $   2.50   -   $   3.50
         Exercised                         (1,000)     $   2.52
                                    -------------
     Outstanding, 12/28/97                676,850      $   2.50   -   $   3.08
         Canceled/Expired                 (25,600)     $   2.50   -   $   3.08
                                    -------------
     Outstanding, 12/27/98                651,250      $   2.52   -   $   3.08
                                    =============
     Exercisable, 12/27/98                593,820      $   2.52   -   $   3.08
                                    =============

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997


      The weighted average price for options outstanding and exercisable was $2.99. The weighted average life for options outstanding and exercisable was 2.6 years and 2.8 years, respectively. Since this Plan expired in 1997, there are no shares available for future grants. There are no SARs outstanding.

     The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company's unissued shares for awards. There were 18,000 shares awarded to four directors of the Company in 1998. No shares were awarded in 1997. As of December 27, 1998, there were 4,050 shares available for award under the Plan.

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

             Year
             ENDED             AS REPORTED                   PRO FORMA
             -----      --------------------------   --------------------------

                                             Per                           Per
                           NET LOSS         SHARE       NET LOSS          SHARE

             1998       $   (117,732)  $    (0.03)   $  (455,530)   $    (0.11)

             1997       $   (439,595)  $    (0.12)   $  (773,026)   $    (0.21)

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997


      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants since 1997: no dividend yield, 70 percent volatility, risk-free interest rates approximating 5.6 percent and expected lives of 3 years for 1998 calculation and 6 to 10 years for 1997 calculation. The weighted average grant date fair value of the options issued in 1998 and 1997 was approximately $0.71 and $1.68, respectively.

11.  COMMON STOCK OFFERING; WARRANTS; PREFERRED STOCK

     In connection with a Stock Offering ("Offering"), the Company has 25,000 warrants outstanding to obtain an additional 625,000 new shares. The warrants expire on December 31, 1999 and are exercisable at $75.00 each in exchange for 25 shares.

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

     In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 liquidation value and an 8% annual dividend. These preferred shares were convertible into shares of Essex common stock at $0.50 per share or market value, whichever greater. There were 1,200 shares of preferred stock issued in 1997. The preferred stock was converted into 245,796 shares of common stock in 1998.

     The Company has reserved approximately 1,014,000 shares of common stock in connection with the convertible debentures and the possible exercise of all such warrants.

                         CONSENT OF INDEPENDENT AUDITORS

     As independent auditors, we hereby consent to the incorporation of our report dated March 12, 1999, included in this Form 10-KSB, into Essex
Corporation's previously filed Registration Statement on Form S-8, File No. 33-47900.

                                           Stegman & Company

Baltimore, Maryland
March 12, 1999