Form 10QSB
period 1999-03-28
ESSEX CORPORATION
filed 1999-05-12
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1999.


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

YES               NO     X

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                OUTSTANDING
                CLASS                                        AT MARCH 28, 1999
                -----                                        -----------------
Common Stock, par value $0.10 per share                           4,397,861

Transitional Small Business Disclosure Format (Check One);

YES               NO     X

                                ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 27, 1998.

                                ESSEX CORPORATION

                                 BALANCE SHEETS

                                                       March 28,           December 27,
                                                         1999                  1998
                                                      (unaudited)           (audited)
                                                    ---------------      ---------------
     ASSETS

CURRENT ASSETS
  Cash                                              $       345,498      $       543,538
  Accounts receivable, net                                  678,360              562,033
  Inventory                                                 344,472              344,175
  Prepayments and other                                      77,855               54,596
                                                    ---------------      ---------------
                                                          1,446,185            1,504,342
                                                    ---------------      ---------------


PROPERTY AND EQUIPMENT
  Production and special equipment                          843,554              870,953
  Furniture, equipment and other                            309,887              427,618
                                                    ---------------      ---------------
                                                          1,153,441            1,298,571
  Accumulated depreciation and amortization              (1,083,623)          (1,211,910)
                                                    ---------------      ---------------
                                                             69,818               86,661
                                                    ---------------      ---------------

OTHER ASSETS
  Patents, net                                              150,378              154,125
  Other                                                      35,290               39,417
                                                    ---------------      ---------------
                                                            185,668              193,542
                                                    ---------------      ---------------

TOTAL ASSETS                                        $     1,701,671      $     1,784,545
------------                                        ===============      ================



The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                   March 28,          December 27,
                                                                     1999                 1998
                                                                  (unaudited)          (audited)
                                                                 -------------       -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Advance from accounts receivable financing                     $     177,936       $     163,920
  Accounts payable                                                     185,765             159,811
  Accrued wages and vacation                                           229,812             165,578
  Accrued lease settlement                                             184,908             215,277
  Other accrued expenses                                               131,741             139,123
                                                                 -------------       -------------
                                                                       910,162             843,709

LONG-TERM DEBT
  10% Convertible Collateralized Debentures                            375,714             375,714
                                                                 -------------       -------------


  Total Liabilities                                                  1,285,876           1,219,423
                                                                 -------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par value; 25 million shares
   authorized; 4,397,861 shares issued and outstanding
    for 1999 and 1998, respectively                                    439,786             439,786
  Redeemable preferred stock, $0.01 par value; 1 million
    total shares authorized; 2,500 shares of Series A
    authorized, $100 liquidation value,
    -0- shares outstanding                                                  --                  --
  Contributions in excess of par value                               5,634,234           5,634,234
  Retained deficit                                                  (5,658,225)         (5,508,898)
                                                                 -------------       -------------
                                                                       415,795             565,122
                                                                 -------------       -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                             $   1,701,671       $   1,784,545
---------------------                                            =============       =============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 28, 1999 AND MARCH 29, 1998


                                                                     1999                 1998
                                                                 (unaudited)          (unaudited)
                                                                -------------        -------------

Revenues                                                        $     965,762        $     803,511
Cost of goods sold and services provided                             (484,810)            (408,329)
Engineering and product development expenses                         (110,277)            (147,818)
Selling, general and administrative expenses                         (507,709)            (462,814)
                                                                -------------        -------------

    Operating Loss                                                   (137,034)            (215,450)

Interest expense, net and debenture financing amortization            (12,293)             (42,548)
                                                                -------------        -------------

Loss Before Income Taxes                                             (149,327)            (257,998)

Benefit from income taxes                                                  --                   --
                                                                -------------        -------------

Net Loss                                                        $    (149,327)       $    (257,998)
                                                                =============        =============

Weighted Average Number of Shares
  Outstanding                                                       4,397,861            4,134,065
                                                                =============        =============

Basic Earnings (Loss) Per Share                                 $       (0.03)       $       (0.06)
                                                                =============        =============


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 28, 1999 AND MARCH 29, 1998


                                                                         1999               1998
                                                                     (unaudited)        (unaudited)
                                                                   -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                         $    (149,327)     $    (257,998)
  Adjustments to reconcile Net Loss to Net Cash
  Used In Operating Activities:


      Depreciation and amortization                                       28,693             60,787
      Loss on sale/retirement of fixed assets                                 --              1,306



  Change in Assets and Liabilities:
      Accounts receivable                                               (116,327)              (668)
      Inventory                                                             (297)           (13,780)
      Prepayments and other assets                                       (23,259)           (53,195)
      Accounts payable                                                    25,954            (88,714)
      Other liabilities                                                   34,667             (2,496)
      Non-cash charges and working capital
        changes of discontinued operations                                    --            102,060
                                                                   -------------      -------------

  Net Cash Used In Operating Activities                                 (199,896)          (252,698)
                                                                   -------------      -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     (8,103)                --
  Proceeds from sale of fixed assets                                          --              2,615
  Proceeds from sale of discontinued operations                               --            191,054
                                                                   -------------      -------------

  Net Cash (Used In) Provided By Investing Activities                     (8,103)           193,669
                                                                   -------------      -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings (repayments), net                                 14,016             71,676
  Payment of capital lease obligations                                    (4,057)           (16,062)
                                                                   -------------      -------------


  Net Cash Provided By Financing Activities                                9,959             55,614
                                                                   -------------      -------------


CASH AND CASH EQUIVALENTS
   Net decrease                                                         (198,040)            (3,415)
   Balance - beginning of period                                         543,538            367,136
                                                                   -------------      -------------
   Balance - end of period                                         $     345,498      $     363,721
                                                                   =============      =============


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:       General

FISCAL YEAR AND PRESENTATION

Essex Corporation (the "Company") is on a 52-week fiscal year ending the last Sunday in December. Certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

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

The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment which it discontinued in 1997. The Optoelectronics Products and Services business area, which is part of continuing operations, is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $70,000 - $80,000 per month.

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

                                ESSEX CORPORATION

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

NOTE 2:       Basic Loss Per Share

Basic loss per share has been calculated by dividing the loss by the weighted average number of common shares outstanding during each of the periods presented. Common stock equivalents were anti-dilutive in both periods.

NOTE 3:       Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $178,000 as of March 28, 1999 and $164,000 as of December 27, 1998.

NOTE 4:       Commitments and Contingencies

LEASE SETTLEMENT

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $185,000 accrual as of March 28, 1999 represents the remaining contingent portion which is to be paid over the applicable consideration period. Of this amount, $33,000 was paid in April and $10,000 in May 1999. The remaining balance is payable upon satisfaction of the contingencies as set forth in the Agreement.

NOTE 5:       Warrants Outstanding; Preferred Stock and Convertible Debentures

In connection with a 1994 Stock Offering ("Offering"), the Company has 25,000 warrants outstanding to obtain an additional 625,000 new shares. The warrants expire on December 31, 1999 and are exercisable at $75.00 each in exchange for 25 shares.

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

                                ESSEX CORPORATION

In connection with the outstanding 10% Convertible Collateralized Debentures Due 2000, the Company has reserved approximately 107,000 shares of common stock for conversion at $3.50 per share. In addition, the Company has issued warrants to the broker/dealer for 28,571 shares of common stock. The warrants are exercisable through December 1, 2000 at a price of $3.50 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 78,400 shares to the purchasers of the Debentures under essentially the same terms and conditions as the warrants issued to the broker/dealer.

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

NOTE 7:       Statements of Cash Flows - Supplemental Disclosure

There were no new capital leases entered into in the first quarter of 1999 or 1998.

NOTE 8:       Discontinued Operations

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

                                ESSEX CORPORATION

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

The proceeds from the sale of discontinued operations and non-cash charges and changes in working capital are shown in the statements of cash flows. There were no revenues from discontinued operations in 1999 or 1998.

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

STATUS

The Company's principal focus is in the telecommunications and optoelectronics business areas. Work backlog has been funded incrementally in both. Since the end of the Cold War, telecommunications work has been concentrated with one major customer, Motorola. The Company is Motorola's first industrial partner on the Iridium(R) cellular satellite communications program and gains approximately seventy percent of its revenues from that activity. This modeling, simulation and software development work has continued for nearly a decade and is presently increasing in volume.

The Company has invested substantial sums in developing its line of patented optoelectronic processors. These exceedingly high-speed computational engines combine the power of laser optics and semiconductor chips. They reconstruct ("develop") images from radar signals, medical magnetic resonance (MRI) equipment, ultrasound equipment and the Company's laser holographic Virtual Lens Microscope(TM). Although the Company has sold a few pre-production units to the U.S. Defense community, it has not yet succeeded in commercializing these unique products.

Recently, the Company began work utilizing its optoelectronic technology on a subcontract with a prime U.S. Government contractor. While this business has not been added to backlog because the terms and conditions have not yet been finalized, the Company is collecting these receivables and believes that it has the potential to add significantly to long-term backlog in the second quarter of 1999 and following periods. The Company has also recently begun work on an initially small subcontract with another prime U.S. Government contractor in connection with its shipboard missile defense radar. This program builds upon the Company's optoelectronic radar data processor breadboard previously constructed for the U.S. Government. Should this program proceed to fruition, it has potential to add significantly to long-term backlog.

The ImSyn(TM) Processors loaned by the Company to the University of Maryland Medical School and to the Hospital of the University of Pennsylvania are being used to develop innovative magnetic resonance imaging (MRI) procedures. Under terms of a Maryland Industrial Partnerships grant, the Company is collaborating in a program to capitalize on the high speed of its equipment to enable functional and fluoroscopic MRI. In the University of Pennsylvania,

                                ESSEX CORPORATION

different   objectives  are  being  pursued,  but  the  program  is  based  upon demonstrated computing speed. It should be noted that these programs are not expected to develop significant revenues in the near term.

Military and commercial radar imaging applications are among the important initiatives of the Company. Small prime contracts and substantial Company expenditures have financed progress in this field that has resulted in performance commendations by customers. The U.S. Air Force nomination of the Company for excellence in producing an optoelectronic processor survived a searching competition leading to the award of a prestigious prize in 1997. The U.S. Small Business Administration recognized that important achievement with the presentation of a Tibbetts Award to the Company in a White House ceremony.

Building upon its military and intelligence experience as well as its considerable investment, the Company now has several active initiatives that could lead to substantial commercial business programs. One of these is based upon the extraordinary capability of the ImSyn(TM) Processor to enable the Company's proprietary Holographic Ground Penetrating Imaging Radar. The Company is seeking to organize a joint venture to capitalize upon this capability. The Company envisions powerful systems to produce 3-D images of buried infrastructure such as utility lines, highway subgrades and hazardous materials buried under Brownfields, former industrial sites that developers wish to bring back to economic utility.

The financial performance of the Company has been adversely impacted during the past several years as a result of its continued expenditures to maintain its skilled team and develop its optoelectronic products. The Company has had difficulty bringing these products to market, in part, because it has been financially unable to timely perform both the required development work and the extensive sales and marketing effort required. Those large outflows of cash are moderating substantially. Net cash used in operating activities was $1.6 million in 1997, declining to under $200,000 in 1998. In the first quarter of 1999, net cash used was approximately $200,000, primarily from costs incurred in retaining essential staff pending award of anticipated new business.

The Company believes that its active pursuit of new business will be rewarded. Some new business has been booked and some is in the process of finalizing contract terms and conditions. It is important to note however, that the Company may not achieve the anticipated new business due to technical problems or economic or other developments beyond the Company's control. In addition, negotiation of joint ventures or other strategic relationships involve complex legal and business issues, which may put severe strain on the Company's financial and operational resources. Moreover, the targeted customers and joint venture participants are all significantly larger and have more financial and other resources than the Company. This imbalance of resources may cause the terms of any sale or joint venture involving ImSyn(TM) to be less favorable to the Company than they otherwise would be. In sum, we are cautiously optimistic but recognize that we continue to face significant challenges.

                                ESSEX CORPORATION

REVENUES

Revenues were $966,000 and $804,000 for the first quarters of 1999 and 1998, respectively, an increase of 20%. The Company's work for Motorola on its Iridium cellular satellite communication system accounted for revenues of $699,000 and $586,000 in the first quarters of 1999 and 1998, respectively. This represented 72% and 73% of total revenues for the first quarters of 1999 and 1998, respectively. There was an increase in revenues from this program between the first quarters of 1998 and 1999 as increased tasks were received for the initial and follow-on satellite systems. The Company continues to perform work on the current and successor satellite systems and has a backlog on the Motorola programs of approximately $996,000. As of March 28, 1999, the Company had a backlog of approximately $294,000 on programs related to optoelectronic devices and services. The Company did not have any firm orders for ImSyn(TM) units as of the date of this report.

INCOME (LOSS)

There were operating losses of $137,000 and $215,000 in the first quarters of 1999 and 1998, respectively. Cost of goods sold and services provided for the first quarter of 1999 was 50.2%, which was comparable to the 50.8% in 1998. The Company has reduced engineering and development expenses between the 1998 and 1999 periods and has curtailed expenditures where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses. Selling, general and administrative expenses ("SG&A") were $508,000 in the first quarter of 1999 compared to $463,000 in the first quarter of 1998 on higher overall revenue volume. The higher SG&A expenses in 1999 contributed to the operating loss. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services.

CORPORATE MATTERS

In 1998, the Company's interest costs were higher due to the financing associated with the larger amount of outstanding debentures. Total interest costs, net and debenture financing amortization were $12,000 in the first quarter of 1999 compared to $43,000 in the same period of 1998.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No benefit from income taxes was recognized in the first quarter of 1999 or 1998.

                                ESSEX CORPORATION

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

                                ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                    SELECTED FINANCIAL DATA ($ Thousands)
                                                    AS OF
                                  -----------------------------------------
                                   March 28,    December 27,      March 29,
                                     1999           1998            1998
                                  ----------     ----------      ----------

Total Assets                      $    1,702     $    1,785      $    2,988
                                  ==========     ==========      ==========

Working Capital                   $      536     $      661      $      254
                                  ==========     ==========      ==========

Current Ratio                         1.59:1         1.78:1          1.19:1

Receivables Financing/
     Bank Line of Credit          $      178     $      164      $      236
Convertible Debentures                   376            376           1,233
Current and Long-Term
     Capital Leases                        1              9              49
                                  ----------     ----------      ----------
     Total Debt/Financing         $      555     $      549      $    1,518
                                  ==========     ==========      ==========

Stockholders' Equity              $      416     $      565      $      408
                                  ==========     ==========      ==========

The Company experienced a decrease in its working capital and ratio due primarily to the net loss of $149,000 in the first quarter of 1999. The net loss was the primary factor in the $200,000 of net cash used in operations in the first quarter of 1999. The 1999 first quarter net loss was funded from cash balances provided by accounts receivable financing.

During mid 1997, certain insiders and directors invested $120,000 in redeemable preferred stock. The preferred stock was converted into common stock in the second quarter of 1998.

The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment which it discontinued in 1997. The Optoelectronics Products and Services business area, which is part of continuing operations, is currently experiencing net cash expenditures (including all general and administrative expenses) over receipts of approximately $70,000 - $80,000 per month.

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

                                ESSEX CORPORATION

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

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid.
Funds advanced were $178,000 as of March 28, 1999.

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $185,000 accrual as of March 28, 1999 represents the remaining contingent portion which is to be paid over the applicable consideration period. Of this amount, $33,000 was paid in April 1999 and $10,000 in May 1999. The remaining balance is payable upon satisfaction of the contingencies as set forth in the Agreement.

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

                                ESSEX CORPORATION
                                  (Registrant)


                          /s/ Joseph R. Kurry, Jr.
Date:   May 12, 1999      -----------------------------
                                Joseph R. Kurry, Jr.
                               Senior Vice President,
                        Treasurer and Chief Financial Officer


(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)