Form 10QSB
period 1999-06-27
ESSEX CORPORATION
filed 1999-07-23
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

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

                                                                  OUTSTANDING
                  CLASS                                        AT JUNE 27, 1999
                  -----                                        ----------------
Common Stock, par value $0.10 per share                            4,397,861

Transitional Small Business Disclosure Format (Check One);

YES         NO   X

                               ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. Theses financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 27, 1998.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                     June 27,     December 27,
                                                       1999           1998
                                                  -------------  --------------
                                                   (unaudited)      (audited)
ASSETS

Current Assets
   Cash                                           $     313,934  $     543,538
   Accounts receivable, net                             774,201        562,033
   Inventory                                            346,972        344,175
   Prepayments and other                                 41,212         54,596
                                                  -------------  -------------
                                                      1,476,319      1,504,342
                                                  -------------  -------------

Property and Equipment
   Production and special equipment                     959,401        870,953
   Furniture, equipment and other                       309,888        427,618
                                                  -------------  -------------
                                                      1,269,289      1,298,571
   Accumulated depreciation and amortization         (1,133,674)    (1,211,910)
                                                  -------------  -------------
                                                        135,615         86,661
                                                  -------------  -------------

Other Assets
   Patents, net                                         146,631        154,125
   Other                                                 35,146         39,417
                                                  -------------  -------------
                                                        181,777        193,542
                                                  -------------  -------------

TOTAL ASSETS                                      $   1,793,711      1,784,545
                                                  =============  =============
                                                  =============  =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS

                                                            June 27,       December 27,
                                                              1999             1998
                                                        ---------------   -------------
                                                          (unaudited)       (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Advance from accounts receivable financing           $      243,347   $     163,920
   Accounts payable                                            213,403         159,811
   Accrued wages and vacation                                  173,443         165,578
   Accrued lease settlement                                    140,908         215,277
   Capital lease                                                64,224           8,777
   Other accrued expenses                                      147,624         130,346
                                                        --------------   -------------
                                                               982,949         843,709

Long-term Debt
   10% Convertible Collateralized Debentures                   375,714         375,714
                                                        --------------   -------------


         Total Liabilities                                   1,358,663       1,219,423
                                                        --------------   -------------

Commitments and Contingencies (Note 4)

Stockholders' Equity
   Common stock, $0.10 par value; 25 million shares
     authorized; 4,397,861 shares issued and
     outstanding for 1999 and 1998, respectively
                                                               439,786         439,786
   Redeemable preferred stock, $0.01 par value;
     1 million total shares authorized; 2,500
     shares of Series A authorized, $100 liquidation
     value, -0- shares outstanding                                  --              --                           --
   Contributions in excess of par value                      5,634,234       5,634,234
   Retained deficit                                         (5,638,972)     (5,508,898)
                                                        --------------   -------------
                                                               435,048         565,122
                                                        --------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        $    1,793,711   $   1,784,545
                                                        ==============   =============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                             STATEMENTS OF OPERATONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 27, 1999 AND JUNE 28, 1998


                                                          1999              1998
                                                    --------------    --------------
                                                      (unaudited)       (unaudited)

Revenues                                            $    2,209,582     $   2,043,164
Costs of goods sold and services provided               (1,143,981)       (1,147,494)
Selling, general and administrative expenses            (1,167,698)       (1,154,304)
                                                    --------------     -------------

         Operating Loss                                   (102,097)         (258,634)

Interest expense, net and debenture financing
 amortization
                                                           (27,977)          (80,478)
                                                    --------------     -------------
                                                    --------------     -------------

Loss Before Income Taxes                                  (130,074)         (339,112)

Benefit from income taxes                                       --                --
                                                    --------------     -------------

Net Loss                                            $     (130,074)    $    (339,112)
                                                    ==============     =============
                                                    ==============     =============
Weighted Average Number of Shares Outstanding            4,397,861         4,176,847
                                                    ==============     =============
                                                    ==============     =============

Basic Earnings (Loss) Per Share                     $       (0.03)     $      (0.08)
                                                    ==============     =============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                             STATEMENTS OF OPERATONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 27, 1999 AND JUNE 28, 1998

                                                        1999                 1998
                                                    --------------     --------------
                                                      (unaudited)        (unaudited)

Revenues                                            $    1,243,820     $    1,239,653
Costs of goods sold and services provided                 (638,832)          (720,508)
Selling, general and administrative expenses              (570,051)          (562,329)
                                                    --------------     --------------

         Operating Income (Loss)                            34,937            (43,184)

Interest expense, net and debenture financing
 amortization
                                                           (15,684)           (37,930)
                                                    --------------     --------------
                                                    --------------     --------------

Income (Loss) Before Income Taxes                           19,253            (81,114)

Benefit from income taxes                                       --                 --
                                                    --------------     --------------

Net Income (Loss)                                   $       19,253     $      (81,114)
                                                    ==============     ==============
                                                    ==============     ==============

Weighted Average Number of Shares Outstanding            4,397,861          4,219,630
                                                    ==============     ==============
                                                    ==============     ==============

Basic Earnings (Loss) Per Share                     $         0.00     $        (0.02)
                                                    ==============     ==============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 27, 1999 AND JUNE 28, 1998
                                                               1999            1998
                                                           ------------   -------------
                                                            (unaudited)    (unaudited)
Cash Flows From Operating Activities:
   Net Loss                                                $   (130,074)  $   (339,112)
   Adjustments to reconcile Net Loss to Net Cash
     Used In Operating Activities:

      Depreciation and amortization                              83,278        113,139
      Inventory valuation reserve                                    --         15,000
      (Gain)/Loss on sale/retirement of fixed assets               (740)         1,291
      Other                                                          --         16,118

   Change in Assets and Liabilities:
      Accounts receivable                                      (212,168)      (348,857)
      Inventory                                                  (2,797)       (17,242)
      Prepayments and other assets                               13,528         35,019
      Accounts Payable                                           53,592         92,366
      Other Liabilities                                         (49,226)       (31,209)
      Non-cash charges and working capital changes of
        discontinued operations                                      --        129,579
                                                             ----------   ------------

    Net Cash Used In Operating Activities                      (244,607)      (333,908)
                                                             ----------   ------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                         (15,454)             --
    Proceeds from sale of fixed assets                            1,554           2,630
    Proceeds from sale of discontinued operations                    --       1,290,516
                                                             ----------   -------------
                                                             ----------   -------------

    Net Cash (Used In) Provided By Investing Activities
                                                                (13,900)      1,293,146
                                                            -----------   -------------
                                                            -----------   -------------

Cash Flows From Financing Activities:
    Short-term borrowings (repayments), net                      79,427        (163,874)
    Repayment of convertible debentures                              --        (857,386)
    Payment of capital lease obligations                        (50,524)        (31,265)
                                                           ------------   -------------
                                                           ------------   -------------

    Net Cash Provided By (Used In) Financing Activities
                                                                 28,903      (1,052,525)
                                                           ------------   -------------
                                                           ------------   -------------

Cash and Cash Equivalents
    Net decrease                                               (229,604)        (93,287)
    Balance - beginning of period                               543,538         367,136
                                                           ------------   -------------
                                                           ============   =============
    Balance - end of period                                $    313,934   $     273,849
                                                           ============   =============
                                                           ============   =============

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

The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in certain areas of the Technical Services and Products business segment which it discontinued in 1997. The Optoelectronics Products and Services business segment, which is part of continuing operations, experienced net cash expenditures (including all general and administrative expenses) over receipts of approximately $30,000-$40,000 per month during the second quarter of 1999.

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

NOTE 2: Basic  Earnings (Loss)  Per Share

Basic  earnings  (loss) per share have been  calculated by dividing the earnings
(loss) by the weighted average number of common shares outstanding during each of the periods presented. Common stock equivalents were anti-dilutive or immaterial in the periods presented.

NOTE  3:  Accounts Receivable  Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $243,000 as of June 27, 1999 and $164,000 as of December 27, 1998.

NOTE 4: Commitments and Contingencies

LEASE SETTLEMENT

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $141,000 accrual as of June 27, 1999 represents the remaining contingent portion which is to be paid over the applicable consideration period.

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

                               ESSEX CORPORATION

warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 78,400 shares to the purchasers of the Debentures under essentially the same terms and conditions as the warrants issued to the broker/dealer.

In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 liquidation value and an 8% annual dividend. These preferred shares were convertible into shares of Essex common stock at $0.50 per share or market value, whichever greater. There were 1,200 shares of preferred stock issued in 1997. The preferred stock plus accrued dividends were converted into 245,796 shares of common stock in 1998.

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

NOTE 7: Statements of Cash Flows - Supplemental Disclosure

In 1999, the Company entered into a capital lease for new equipment for $110,000. There were no new capital leases entered into in the first half of 1998.

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

Effective October 1, 1997, the Company sold the business and net assets of SED. The aggregate sale price was $1,475,000. The Company sold the accounts receivable, contracts, fixed assets and certain other assets. The acquiring company assumed certain liabilities. The Company received $525,000 in cash at closing and took a note receivable for $325,000 which was paid off

                               ESSEX CORPORATION

in June 1998. The balance of $625,000 was placed in escrow and was received through February 1998 as the respective contracts of SED were novated to the acquirer.

The proceeds from the sale of discontinued operations and non-cash charges and changes in working capital are shown in the statements of cash flows. There were no revenues from discontinued operations in 1999 or 1998.

                               ESSEX CORPORATION

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND OTHER SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS INDICATED IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS.

STATUS

The Company's principal focus is in the telecommunications and optoelectronics business areas. Work backlog has been funded incrementally in both. Telecommunications work has been concentrated with one major customer, Motorola. The Company is Motorola's first industrial partner on the Iridium7 cellular satellite communications program and obtains approximately seventy percent of its revenues from that activity. This modeling, simulation and software development work has continued for nearly a decade but is presently decreasing in volume.

The Company has invested substantial sums in developing its line of patented optoelectronic processors. These exceedingly high-speed computational engines combine the power of laser optics and semiconductor chips. They reconstruct ("develop") images from radar signals, medical magnetic resonance (MRI) equipment, ultrasound equipment and the Company's laser holographic Virtual Lens MicroscopeJ. Although the Company has sold a few pre-production units to the U.S. Defense community, it has not yet succeeded in commercializing these unique products.

Recently, the Company began work utilizing its optoelectronic technology on a subcontract with a prime U.S. Government contractor. While this business has not been added to backlog because the terms and conditions have not yet been finalized, the Company is collecting these receivables and believes that it has the potential to add significantly to long-term backlog in the second half of 1999 and following periods. The Company has also recently begun work on an initially small subcontract with another prime U.S. Government contractor in connection with its shipboard missile defense radar. This program builds upon the Company's optoelectronic radar data processor breadboard previously constructed for the U.S. Government. Should this program proceed to fruition, it has potential to add significantly to long-term backlog.

The ImSyn(TM) Processors loaned by the Company to the University of Maryland Medical School and to the Hospital of the University of Pennsylvania are being used to develop innovative MRI procedures. Under terms of a Maryland Industrial Partnerships grant, the Company is collaborating in a program to capitalize on the high speed of its equipment to enable functional and fluoroscopic MRI. In the University of Pennsylvania, different objectives are being pursued, but the program is based upon demonstrated computing speed. It should be noted that these programs are not expected to develop significant revenues in the near term.

                               ESSEX CORPORATION

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

Building upon its military and intelligence experience as well as its considerable investment, the Company now has several active initiatives that could lead to substantial commercial business programs. One of these is based upon the capability of the ImSyn(TM) Processor to enable the Company's proprietary Holographic Ground Penetrating Imaging Radar. The Company is seeking to organize a joint venture to capitalize upon this capability. The Company envisions powerful systems to produce 3-D images of buried infrastructure such as utility lines, highway subgrades and hazardous materials buried under Brownfields, former industrial sites that developers wish to bring back to economic utility.

The financial performance of the Company has been adversely impacted during the past several years as a result of its continued expenditures to maintain its skilled team and develop its optoelectronic products. The Company has had difficulty bringing these products to market, in part, because it has been financially unable to timely perform both the required development work and the extensive sales and marketing effort required. Those large outflows of cash are moderating substantially. Net cash used in operating activities was $1.6 million in 1997, declining to under $200,000 in 1998. In the first half of 1999, net cash used was approximately $244,000, primarily from costs incurred in retaining essential staff pending award of anticipated new business.

The Company believes that its active pursuit of new business will be rewarded. Some new business has been booked and some is in the process of finalizing contract terms and conditions. It is important to note however, that the Company may not achieve the anticipated new business due to technical problems or economic or other developments beyond the Company's control. In addition, negotiation of joint ventures or other strategic relationships involve complex legal and business issues, which may put severe strain on the Company's financial and operational resources. Moreover, the targeted customers and joint venture participants are all significantly larger and have more financial and other resources than the Company. This imbalance of resources may cause the terms of any sale or joint venture involving ImSyn(TM) to be less favorable to the Company than they otherwise would be. Management is cautiously optimistic but recognizes that we continue to face significant challenges.

REVENUES

Revenues were $1,244,000 and $1,240,000 for the second quarters of 1999 and 1998, respectively. Revenues for the first half of 1999 were $2,210,000, an increase of 8% over the $2,043,000 in revenues for the first half of 1998. The Company's work for Motorola for the Iridium and other cellular satellite communication systems accounted for revenues of $1,474,000 and $1,485,000 in the first half of 1999 and 1998, respectively. This represented 67% and 73% of total revenues for the first half of 1999 and 1998, respectively. Revenues from this program decreased between the first half of 1998 and 1999 as tasks have been completed for the initial systems and new tasks for

                               ESSEX CORPORATION

follow-on satellite systems have been deferred by the customer. The Company has been impacted by well-reported difficulties in the satellite communications industry, notably the Iridium(R) program. Furthermore, as a result of the previously announced redeployment by Motorola of personnel assigned to the Teledesic program, certain tasking by Motorola to the Company has been suspended. Such work has amounted to a reduction of approximately $100,000 (25%) in overall monthly revenues beginning in June. The Company is unsure of the duration of the suspension of this work.

The Company has a backlog on the Motorola programs of approximately $398,000, down from $996,000 at March 28, 1999. As of June 27, 1999, the Company had a backlog on programs related to optoelectronic devices and services of approximately $433,000 up from $254,000 at March 28, 1999. The Company did not have any firm orders for ImSyn(TM) units as of the date of this report.

INCOME (LOSS)

There was operating income of $19,000 and an operating loss of $81,000 in the second quarters of 1999 and 1998, respectively. There were losses of $130,000 and $339,000 in the first half periods of 1999 and 1998, respectively. Cost of goods sold and services provided as a percentage of revenues for the first half of 1999 were 51.8%, which was lower than the 56.2% in 1998. This reduction was primarily due to the Company performing a larger amount of direct work in-house in 1999 compared to 1998 when more work had to be subcontracted out. The Company receives a larger margin on work performed in-house. The Company has curtailed selling, general and administrative expenses ("SG&A") where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The higher SG&A expenses contributed to the operating loss.

CORPORATE MATTERS

In 1998, the Company's interest costs were higher due to the larger amount of outstanding debentures during the first half of 1998. Total interest costs, net and debenture financing amortization were $28,000 in the first half of 1999 compared to $80,000 in the same period of 1998.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No benefit from income taxes was recognized in the first half of 1999 or 1998.

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

A significant portion of the Company's revenues are derived from consulting services that do not implicate date recognition concerns, such as the work as a subcontractor for Motorola on its Iridium7 cellular satellite communication system. Based on its contacts and experience with Motorola on the Iridium7 project, the Company does not expect Year 2000 compliance issues to materially impact its Iridium7 revenues or costs.

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

                               ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liguidity position using various factors. The following represents some of the more important factors:

                                                  SELECTED FINANCIAL DATA ($ Thousands)
                                                                  AS OF
                                            ------------------------------------------------

                                               June 27,       December 27,       June 28,
                                                 1999             1998             1998
                                            -------------    --------------   -------------

Total Assets                                $       1,794    $       1,785    $       1,877
                                            =============    =============    =============
                                            =============    =============    =============

Working Capital                             $         493    $         661    $         381
                                            =============    =============    =============
                                            =============    =============    =============

Current Ratio                                      1.50:1           1.78:1           1.33:1
                                            =============    =============    =============
                                            =============    =============    =============

Receivables Financing/Bank Line of Credit   $         243    $         164    $          --
Convertible Debentures                                376              376              376
Current and Long-Term Capital Leases                   64                9               34
                                            =============    =============    =============
         Total Debt/Financing               $         683    $         549    $         410
                                            =============    =============    =============
                                            =============    =============    =============

Stockholders' Equity                        $        435     $         565    $         348
                                            =============    =============    =============
                                            =============    =============    =============


The Company experienced a decrease in its working capital and current ratio due primarily to the net loss of $130,000 in the first half of 1999. The net loss and a $212,000 increase in accounts receivable were the primary factors in the $245,000 of net cash used in operations in the first half of 1999. The 1999 first half net loss was funded from cash balances provided by accounts receivable financing. During the first half of 1998, the Company received approximately $1.3 million in cash related to the sales of discontinued operations. Most of these proceeds were used to reduce outstanding indebtedness. See Note 8 to the Financial Statements included in Part I. No proceeds were received from sales of discontinued operations in 1999.

The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The optoelectronics products and services business area experienced net cash expenditures (including all general and administrative expenses) over receipts of approximately $30,000 - $40,000 per month during the second quarter of 1999.

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

                               ESSEX CORPORATION

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

The Company has approximately $347,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and consists of finished goods and work-in-process. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for sales of such units as of the date of this report.

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $243,000 as of June 27, 1999.

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $141,000 accrual as of June 27, 1999 represents the remaining contingent portion which is to be paid over the applicable consideration period

The preceding paragraphs discussing the Company's financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of product sales, inventory turnover, the magnitude of fixed costs and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict.

                               ESSEX CORPORATION

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

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

                                ESSEX CORPORATION
                                  (Registrant)

Date:  July 23, 1999       /s/ Joseph R. Kurry, Jr.
                      -----------------------------------
                              Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)