Form 10QSB
period 1999-09-26
ESSEX CORPORATION
filed 1999-10-15
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1999

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

                                                              OUTSTANDING
                  CLASS                                   AT SEPTEMBER 26, 1999
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

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                  September 26,    December 27,
                                                      1999              1998
                                                  -------------    ------------
                                                   (unaudited)       (audited)
ASSETS

CURRENT ASSETS
     Cash                                         $     476,516    $    543,538
     Accounts receivable, net                           548,583         562,033
     Inventory                                          322,598         344,175
     Prepayments and other                               43,896          54,596
                                                  -------------    ------------
                                                      1,391,593       1,504,342
                                                  -------------    ------------

PROPERTY AND EQUIPMENT
     Production and special equipment                   730,114         870,953
     Furniture, equipment and other                     253,623         427,618
                                                  -------------    ------------
                                                        983,737       1,298,571
     Accumulated depreciation and amortization         (882,096)     (1,211,910)
                                                  -------------    ------------
                                                        101,641          86,661
                                                  -------------    ------------

OTHER ASSETS
     Patents, net                                       142,884         154,125
     Other                                               33,874          39,417
                                                  -------------    ------------
                                                        176,758         193,542
                                                  -------------    ------------

TOTAL ASSETS                                      $   1,669,992    $  1,784,545
------------                                      =============    ============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                       September 26,      December 27,
                                                            1999              1998
                                                       -------------     -------------
                                                        (unaudited)        (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Advance from accounts receivable financing        $      43,839     $     163,920
     Accounts payable                                        108,810           159,811
     Accrued wages and vacation                              228,097           165,578
     Accrued lease settlement                                140,908           215,277
     Capital leases                                           42,243             8,777
     Other accrued expenses                                  170,072           130,346
                                                       -------------     -------------
                                                             733,969           843,709

LONG-TERM DEBT
     10% Convertible Collateralized Debentures               375,714           375,714
     Capital leases, net of current portion                    9,702                --
                                                       -------------     -------------

     Total Liabilities                                     1,119,385         1,219,423
                                                       -------------     -------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
     Common stock, $0.10 par value; 25 million
       shares authorized; 4,397,861 shares issued and
       outstanding for 1999 and 1998, respectively           439,786           439,786
     Redeemable preferred stock, $0.01 par value;
       1 million total shares authorized; 2,500 shares
       of Series A authorized, $100 liquidation value,
       0 shares outstanding                                       --                --
     Contributions in excess of par value                  5,634,234         5,634,234
     Retained deficit                                     (5,523,413)       (5,508,898)
                                                       -------------     -------------
                                                             550,607           565,122
                                                       -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   1,669,992     $   1,784,545
                                                       =============     =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                             STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998


                                                        1999              1998
                                                   --------------    --------------
                                                     (unaudited)       (unaudited)

Revenues                                           $    3,522,602    $    3,312,855
Costs of goods sold and services provided              (1,826,832)       (1,848,903)
Selling, general and administrative expenses           (1,666,844)       (1,637,088)
                                                   --------------    --------------

         Operating Income (Loss)                           28,926          (173,136)

Interest expense, net and debenture financing
 amortization
                                                          (43,441)          (99,441)
                                                   --------------    --------------

Loss Before Income Taxes                                  (14,515)         (272,577)

Benefit from income taxes                                      --                --
                                                   --------------    --------------

Net Loss                                           $      (14,515)   $     (272,577)
                                                   ==============    ==============

Weighted Average Number of Shares Outstanding           4,397,861         4,250,519
                                                   ==============    ==============

Basic and Diluted Earnings (Loss) Per Share        $        (0.00)   $        (0.06)
                                                   ==============    ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                             STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998


                                                           1999               1998
                                                      --------------     --------------
                                                         unaudited)        (unaudited)

Revenues                                              $    1,313,020     $    1,269,691
Costs of goods sold and services provided                   (682,851)          (701,409)
Selling, general and administrative expenses                (499,146)          (482,784)
                                                      --------------     --------------

         Operating Income                                    131,023             85,498

Interest expense, net and debenture financing
 amortization
                                                             (15,464)           (18,963)
                                                      --------------     --------------

Income Before Income Taxes                                   115,559             66,535

Provision for income taxes                                        --                 --
                                                      --------------     --------------

Net Income                                            $      115,559     $       66,535
                                                      ==============     ==============

Weighted Average Number of Shares Outstanding              4,397,861          4,397,861
                                                      ==============     ==============

Basic and Diluted Earnings Per Share                  $         0.03     $         0.02
                                                      ==============     ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                           STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

                                                           1999             1998
                                                      ------------      ------------
                                                       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                           $    (14,515)     $   (272,577)
   Adjustments to reconcile Net Loss to Net Cash
     Provided By (Used In) Operating Activities:

      Depreciation and amortization                        140,914           157,667
      Inventory valuation reserve                           20,000            15,000
      Other                                                  2,793            17,414

   Change in Assets and Liabilities:
      Accounts receivable                                   13,450          (464,298)
      Inventory                                             (2,028)          (16,906)
      Prepayments and other assets                          10,844            30,387
      Accounts Payable                                     (51,001)          (70,062)
      Accrued lease settlement                             (74,369)          (32,511)
      Other Liabilities                                    102,245           (56,423)
      Non-cash charges and working capital changes
        of discontinued operations                              --           129,579
                                                      ------------      ------------

    Net Cash Provided By (Used In) Operating
     Activities
                                                           148,333          (562,730)
                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                    (17,465)             (734)
    Proceeds from sale of fixed assets                       1,625             2,795
    Proceeds from sale of discontinued operations               --         1,290,517
                                                      ------------      ------------

    Net Cash (Used In) Provided By Investing
      Activities                                           (15,840)        1,292,578
                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term borrowings (repayments), net               (120,081)           35,066
    Repayment of convertible debentures                         --          (857,386)
    Payment of capital lease obligations                   (79,434)          (43,122)
                                                      ------------      ------------

    Net Cash Used In Financing Activities                 (199,515)         (865,442)
                                                      ------------      ------------

CASH AND CASH EQUIVALENTS
    Net decrease                                           (67,022)         (135,594)
    Balance - beginning of period                          543,538           367,136
                                                      ------------      ------------
    Balance - end of period                           $    476,516      $    231,542
                                                      =============     ============


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

IMPORTANT BUSINESS RISK FACTORS

The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. In recent years, the Company's business has been principally commercial in the satellite communications (SatCom) business area.

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

The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company has recently experienced difficulty in sustaining revenue volume in the satellite communications (SatCom) systems business area. While these operations were profitable in the third quarter of 1999, the Company needs to increase its backlog in order to maintain and sustain such profitability. The Company's recent business growth has resulted from U.S. Government contracts to apply such optoelectronic processors to various military requirements.

The Company is seeking additional funds from private financing markets to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. The Company believes that it will be able to meet its 1999 funding requirements from the aforementioned sources, although there can be no assurances in this regard. Failure to commercialize or significant delays in the commercialization of the

                               ESSEX CORPORATION

Company's optoelectronic products may have a significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures, although there can be no assurances in this regard.

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic  earnings  (loss) per share have been  calculated by dividing the earnings
(loss) by the weighted average number of common shares outstanding during each of the periods presented. As common stock equivalents were anti-dilutive or immaterial in the periods presented, the diluted and basic per share results are the same.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $44,000 as of September 26, 1999 and $164,000 as of December 27, 1998.

NOTE 4:  Commitments and Contingencies

LEASE SETTLEMENT

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $141,000 accrual as of September 26, 1999 represents the remaining contingent portion which is to be paid over the applicable consideration period.

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

                               ESSEX CORPORATION

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

NOTE 7:  Statements of Cash Flows - Supplemental Disclosure

In 1999, the Company entered into capital leases for new equipment for $127,000. There were no new capital leases entered into in the first nine months of 1998.

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

                               ESSEX CORPORATION

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

STATUS

The Company's principal focus is in the telecommunications and optoelectronics business areas. Work backlog has been funded incrementally in both. Telecommunications work has been concentrated with one major customer, Motorola. The Company is Motorola's first industrial partner on the Iridium7 cellular satellite communications program and in the three quarters of 1999 has obtained approximately fifty percent of its revenues from that activity. This modeling, simulation and software development work has continued for nearly a decade, but is presently decreasing in volume.

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

Recently, the Company began work utilizing its optoelectronic technology on a subcontract with a prime U.S. Government contractor. While this business has not added substantially to backlog because all terms and conditions have not yet been finalized, the Company is collecting these receivables and believes that it has the potential to add significantly to long-term backlog by yearend 1999 and subsequent periods. The Company has also recently begun work on an initially small subcontract with another prime U.S. Government contractor in connection with its shipboard missile defense radar. This program builds upon the Company's optoelectronic radar data processor breadboard previously constructed for the U.S. Government. Should this program proceed to fruition, it has potential to add significantly to long-term backlog.

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

                               ESSEX CORPORATION

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

The financial performance of the Company has been adversely impacted during the past several years as a result of its continued expenditures to maintain its skilled team and develop its optoelectronic products. The Company has had difficulty bringing these products to market, in part, because it has been financially unable to timely perform both the required development work and the extensive sales and marketing effort required. Those large outflows of cash have moderated substantially. Net cash used in operating activities was $1.6 million in fiscal 1997 and declined to under $200,000 in fiscal 1998. For the first thirty-nine week period of 1999, cashflows from operating activities turned positive and were approximately $148,000.

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

REVENUES

Revenues were $1,313,000 and $1,270,000 for the third quarters of 1999 and 1998, respectively. Revenues for the first thirty-nine week period of 1999 were $3,523,000, an increase of 6% over the $3,313,000 in revenues for the first thirty-nine week period of 1998. The Company's work for Motorola for the Iridium and other cellular satellite communication systems accounted for revenues of $1,912,000 and $2,399,000 in the first three quarters of 1999 and 1998, respectively. This represented 54% and 72% of total revenues for the first three quarters of 1999 and 1998, respectively. Revenues from this program decreased between the first three quarters of 1998 and 1999 as tasks have been completed for the initial systems and new tasks for follow-on satellite systems have been deferred by the customer. The Company's revenues have been impacted by well-reported difficulties and schedule delays in the satellite communications industry, notably the Iridium(R) and Teledesic(SM) programs. The Company is unsure of the duration of the delays surrounding this work. The Company has a backlog on the Motorola programs of approximately $200,000, down from $398,000 at June 27, 1999.

                               ESSEX CORPORATION

Increased work in the optoelectronics computer systems area more than offset the decline in SatCom revenues during the 1999 third quarter. As of September 26, 1999, the Company had a backlog on programs related to services and applications of optoelectronic computers of approximately $1,246,000, up from $433,000 at June 27, 1999. The Company had no firm orders for ImSyn(TM) units as of the date of this report.

INCOME (LOSS)

Operating income was $116,000 and $67,000 in the third quarters of 1999 and 1998, respectively. Net loss was $15,000 and $273,000 in the first thirty-nine week periods of 1999 and 1998, respectively. Cost of goods sold and services provided as a percentage of revenues for the first thirty-nine week period of 1999 were 51.9%, which was lower than the 55.8% in 1998. This reduction was primarily due to the Company performing a larger amount of direct work in-house in 1999 compared to 1998 when more work had to be subcontracted. The Company receives a larger margin on work performed in-house. The Company has curtailed selling, general and administrative expenses ("SG&A") where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The high SG&A expenses contributed to the operating loss in the first nine months of 1998 and reduced operating income in the first nine months of 1999.

CORPORATE MATTERS

The Company's interest costs were higher during the first thirty-nine week period of 1998 due to the larger amount of outstanding debentures during that period. Total interest costs, net and debenture financing amortization were $43,000 in the first thirty-nine week period of 1999 compared to $99,000 in the same period of 1998.

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No benefit from income taxes was recognized in the first thirty-nine week period of 1999 or 1998.

                               ESSEX CORPORATION

YEAR 2000 READINESS DISCLOSURE

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

A significant portion of the Company's revenues are derived from consulting services that do not implicate date recognition concerns, such as the work as a subcontractor for Motorola on its Iridium7 cellular satellite communication system. Based on its contracts and experience with Motorola on the Iridium7 project, the Company does not expect Year 2000 compliance issues to materially impact its Iridium7 revenues or costs.

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

                               ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liguidity position using various factors. The following represents some of the more important factors:

                                                SELECTED FINANCIAL DATA ($ Thousands)
                                                              AS OF
                                        -------------------------------------------------

                                        September 26,      December 27,     September 27,
                                            1999               1998             1998
                                        -------------     -------------     -------------
                                          (unaudited)       (audited)        (unaudited)

Total Assets                            $       1,670     $       1,785     $       1,910
                                        =============     =============     =============

Working Capital                         $         658     $         661     $         491
                                        =============     =============     =============

Current Ratio                                  1.90:1            1.78:1            1.44:1
                                        ==============    =============     =============

Receivables Financing                   $         44      $         164     $         199
Convertible Debentures                           376                376               376
Current and Long-Term Capital Leases              52                  9                22
                                        ------------      -------------     -------------
         Total Debt/Financing           $        472      $         549     $         597
                                        ==============    =============     =============

Stockholders' Equity                    $        551      $         565     $         415
                                        ==============    =============     =============



The Company experienced an increase in its working capital and current ratio at September 26, 1999 as compared to September 27, 1998. The increase was due primarily to the declining net loss of $15,000 in the first thirty-nine weeks of 1999 from a net loss of $273,000 in the comparable period in 1998. The smaller net loss and accelerated collections in accounts receivable were the primary factors in the $148,000 of net cash provided by operations in the first thirty-nine weeks of 1999. During the first thirty-nine weeks of 1998, the Company received approximately $1.3 million in cash related to the sales of discontinued operations. Most of these proceeds were used to reduce outstanding indebtedness. See Note 8 to the Financial Statements included in Part I. No proceeds were received from sales of discontinued operations in 1999.

The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company has recently experienced difficulty in sustaining revenue volume in the satellite communications (SatCom) systems business area. While both operations were profitable in the third quarter of 1999, the Company needs to increase its backlog in order to maintain and sustain such profitability and positive cashflows.

The Company is seeking additional funds from private financing markets to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to

                               ESSEX CORPORATION

facilitate these goals. The Company believes that it will be able to meet its 1999 funding requirements from the aforementioned sources, although there can be no assurances in this regard. Failure to commercialize or further significant delays in the commercialization of the Company's optoelectronic products may have a significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures, although there can be no assurances in this regard.

The Company has approximately $323,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and consists of finished goods and work-in-process. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for sales of such units as of the date of this report.

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $44,000 as of September 26, 1999.

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement ("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $141,000 accrual as of September 26, 1999 represents the remaining contingent portion which is to be paid over the applicable consideration period.

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

                                ESSEX CORPORATION
                                  (Registrant)

Date: October 14, 1999

                          /s/ Joseph R. Kurry, Jr.
                      -------------------------------------
                              Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)