Form 10KSB
period 1999-12-26
ESSEX CORPORATION
filed 2000-03-23
CIK 355199

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1999         Commission File No. 0-10772

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

Issuer's telephone number: (301) 939-7000

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:
TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
         None                                            None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                              (Title of Each Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---
State issuer's revenues for its most recent fiscal year. $4,813,228
                                                         ----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $4,340,498 as of March 13, 2000
      ----------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  CLASS                           OUTSTANDING AT MARCH 17, 2000
                  -----                           -----------------------------
Common Stock, par value $0.10 per share                       4,397,861

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB appears on page 30.

Transitional Small Business Disclosure Format                  YES  X    NO
                                                                   ---      ---

Table of Contents
FORM 10-KSB
Essex Corporation



                                     PART I
Item No.                                                                   Page

 --      INTRODUCTORY STATEMENT.............................................  3
 1.      DESCRIPTION OF BUSINESS............................................  3
 2.      DESCRIPTION OF PROPERTIES...........................................11
 3.      LEGAL PROCEEDINGS...................................................12
 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

                                                       PART II

 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............13
 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........13
 7.      FINANCIAL STATEMENTS................................................18
 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................18

                                                      PART III

 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...................19
10.      EXECUTIVE COMPENSATION..............................................23
11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......28
12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................29
13.      EXHIBITS AND REPORTS ON FORM 8-K....................................30

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

     In 1992, the Company embarked on a vigorous internal program to develop proprietary optoelectronic processors with significant performance advantages over conventional computers and specialized image processing devices in such applications as radar imaging, magnetic resonance imaging (MRI), microscopy and ultrawideband signal processing. Several patents have been issued to the Company and others are in prosecution. By 1997, the Company had to scale back its development programs due to a lack of funds and limited sales of its ImSyn(TM) processor units. The Company continues to make a limited number of such optoelectronic processors available for sale to commercial and government markets while seeking strategic partnerships or outside financing to further develop these business applications into commercially viable operations.

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

     In 1990, the Company became Motorola's first Industrial Partner on the Iridium(TM) satellite constellation that provides global wireless communications to handheld telephones and pagers. The Company's employees have been named on more than twenty Motorola patent disclosures. This activity included performance of systems analysis and development of computer software to model performance and plan the operation of the satellite constellation.

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

     The Company has also performed tasks for Motorola to perform engineering design services for the Teledesic(sm) constellation, an "internet in the sky" design. From time to time, the Company has provided software for Motorola systems. In 1998, the Company completed a competitively awarded effort to supply software for a communications analysis console to be used in the Iridium(R) constellation.

     The Company's work for Motorola on its Iridium cellular satellite communications system accounted for revenues of $2.2 million (45%) in 1999 and $3.2 million (70%) in 1998. There was a decrease in revenues from this program between 1998 and 1999 as the initial satellite system was completed. This work substantially ended in December 1999. The Company is continuing its efforts to rebuild satellite communications engineering backlog, which was $64,000 at year end 1999.

OPTOELECTRONIC PRODUCTS AND SERVICES

BACKGROUND - The Company solves problems by creating algorithms (computer programs) that can be performed with great efficiency by optoelectronic processors. The Company designs optoelectronic architectures optimized for executing such algorithms. They are constructed by use of proven optical and electronic components.

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

     Optoelectronic processors are compact, integrated systems of optical and electronic devices that perform specific, commercially-valuable mathematical calculations at very high speeds. This technology has many advantages, including: (1) use of simple, rugged, hardware incorporating proven, mature, reliable components; (2) high-performance implementation of demanding signal and image processing computations; and (3) providing such desirable characteristics in economical, compact, low power-consuming packages. New products are considered for markets to which they bring a 10- to 100-fold performance advantage over conventional technologies in either throughput or throughput per watt of power used. Although quite flexible in application, processors require relatively little costly software and software maintenance. In the opinion of the Company, this technology provides strong, well-discriminated proprietary capabilities to supply state-of-the-art products in such important fields as imaging, holography, pattern recognition, communications and signal processing.

     The optoelectronics industry is huge, with revenues exceeding $100 billion per year. A substantial number of institutions and companies are active in optoelectronic signal processing. Among them are Lockheed Martin, Boeing, Litton, TRW, Harris, Raytheon and several universities, all far larger than the Company. The Company focuses upon a corner of the business, computing engines for processing signals. The Company has built a limited number of powerful, high-speed signal and image processors for nearly two decades.

IMSYN(TM) PROCESSOR - The Company has pursued application of its optoelectronic technologies that utilize the patented ImSyn(TM) processor. The name "ImSyn," which stands for "image synthesis," was selected because the processor is useful in many image processing applications, although its utility extends beyond such applications. The processor implements the well-known DISCRETE Fourier transform
(DFT) that is basic to many image and signal processing applications. Furthermore, its performance often far exceeds that of conventional technology which must rely upon the FAST Fourier transform (FFT) algorithm (computer program) to maximize performance. This technology is making holography into a digital science, a capability that enables the ImSyn(TM) processor to reconstruct images from nonlinear data sets at supercomputing speeds. Such data sets occur in key applications such as high-speed MRI, forward-squinting synthetic aperture radar (SAR) systems and in SAR radars for imaging objects through foliage or underground.

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

     A prototype ImSyn(TM) Processor was completed in mid-1996. Three initial units were assembled and two were delivered under government R&D contracts in January 1997. Several additional units based on this initial design were completed by the end of 1997. Key optical components are lasers, lenses, CCD cameras and Bragg cells. Of these items, the Bragg cells are designed by the Company in accordance with commercial practice. They are, therefore, special order items for which there are 2-3 suppliers (one national supplier) which the Company has used for the initial build of the specified cells. Digital circuit boards include both off-the-shelf and company-designed units fabricated by several different local circuit board manufacturers.

     Progress in the ImSyn(TM) program has been delayed, principally by deficiencies in commercial components discovered long after they had been selected and incorporated into the initial processors. The known component deficiencies slow its operations in some applications and reduce the reliability of the initial units. The Company expects to deal with these problems to the extent it is able to develop financial resources to do so and believes, in technical terms, that it is fully capable of resolving these electronic circuit problems.

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

     The above applications and exploratory development activities are limited by lack of funding. Additional government contracts and strategic partnerships with companies active in applicable markets are being sought.

CONTRACT MIX

     Services of the Company are performed under time and material (57% and 76% of revenues in 1999 and 1998, respectively), cost-reimbursement (39% and 12% in 1999 and 1998, respectively) or fixed-price (4% and 12% in 1999 and 1998, respectively) contracts and subcontracts. Fixed-price contracts have a greater degree of risk and higher potential reward than cost-type contracts since the Company is obligated to provide specific deliverables within the confines of the contracted price.

GOVERNMENT PROGRAMS

     Historically, a significant portion of the Company's revenues have been derived from contracts, or subcontracts thereunder, with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense (DoD). In 1999 and 1998, approximately 49% and 27%, respectively, of the Company's total revenues were derived from government DoD contracts or subcontracts. Government military programs include work principally with the Army in 1999, and to a lesser extent with the Air Force, Navy and other DoD entities. The Company also works with industrial companies, engineering firms, equipment manufacturers and research institutions.

     The Company's business is focused increasingly upon applications of its proprietary optoelectronics technology and products. Work based on the patented ImSyn(TM) Processor has increased with the award of a key DoD program and an application contract by the Defense Advanced Research Projects Agency (DARPA) for the development of advanced synthetic aperture radar (SAR) techniques. This effort is a Phase 2 Small Business Innovation Research Program (SBIR). The approximate value of the contract is $730,000, incrementally funded over 2 years.

     During January 2000, based upon proposals submitted in 1999, the Company was awarded two contracts for Small Business Innovation Research and a similar program that deal with ImSyn(TM) Processor applications. The first award is to develop a proof-of-concept electro-optic channelizer for the DoD. It has applications in radar processing and wideband signal processing. This program is a 9-month, $350,000 effort. Naval Air Warfare Center, Patuxent Naval Air Station awarded Essex a contract to install certain performance upgrades in its ImSyn(TM) Processor. This second award is in support of the Naval Air Warfare Center Advanced Development NP-3 Synthetic Aperture Radar (SAR) program. This 18-month program is a $600,000 Phase 2 SBIR effort.

COMMERCIAL PROGRAMS AND PRODUCTS

     A significant portion of the Company's efforts to date have been focused in support of Motorola communications satellite programs. The Company continues work which began in 1990 with Motorola, Inc., assisting initially in the design and then in the operational improvement of the Iridium(R) satellite constellation that provides global wireless communications to handheld telephones and pagers. The Company's engineers developed and used software to model satellite and intersatellite communications links to assess system capacity and availability, and helped develop channel-assignment algorithms for maximizing system capacity. The Company has also been involved in modeling and simulation support in the design of the Teledesic(sm) "internet in the sky" satellite data communications systems for Motorola. The Company's contract to perform such work generated over 45% ($2.2 million) of revenues in 1999 and 70% ($3.2 million) in 1998. Other commercial work accounted for 6% and 3% of revenues in 1999 and 1998, respectively.

     The Company is endeavoring to expand the products portion of its commercial business. The Company is developing acousto-optic hardware utilizing its proprietary ImSyn(TM) processor and other units. These products are both stand-alone commercial items for end users, and units to be sold to original equipment manufacturers (OEMs) for inclusion in their products. The Company is directly marketing such products using employee personnel to make OEM and other customer contacts. As such products are generally compact in size and weight, distribution to customers would be through normal third-party shipping means from the Company's facilities. The Company's products are offered not only to improve capability but also to improve size, cost and power consumption. The Company expects that personnel and financial resources as available will continue to be applied to the targeted commercial product and service sectors. The application of personnel and financial resources is greatly constrained by the Company's limited liquidity and capital.

     The Company continues to work with investment groups that have expressed interest in an international venture to pursue commercial applications of 3D ground penetrating radar. The proposed project would apply the patented ImSyn(TM) Processor and the Company's proprietary holographic Virtual Lens Sensor Technology(TM). Data on the location and condition of underground utilities, transportation subgrades and construction sites would be collected, processed, interpreted and archived in its data warehouse. Infrastructure and natural resources business subscribers would access it through the enterprise's broadband business-to-business network. Efforts to finance and launch the enterprise are in progress.

PATENTS

     The Company has established a patent portfolio to cover the optoelectronic processing techniques employed in its products. There is an ImSyn(TM) group of patents and a set of patents covering an optoelectronic True Time Delay Beamformer. The majority of the current products are governed by the claims in the ImSyn(TM) set of patents.

     There are currently four ImSyn(TM) patents which have issued in the U.S. The first three patents cover the optoelectronic architecture and application of the product ImSyn(TM) including accelerating image reconstructions for synthetic aperture radar and magnetic resonance imaging. The claims in the fourth patent cover the sensing and reconstruction techniques of the Virtual Lens Microscope(TM) (VLM) product. The VLM has application for semiconductor inspection, biomedical microscopy, and non-destructive testing.

     The first ImSyn(TM)U.S. Patent No. 5,079,555, "Sequential Image Synthesizer", includes 20 claims and expires January 7, 2009. The corresponding patent, No. 2,058,209, issued in Canada, expires November 25, 2011. The corresponding European patent, No. 0543064, is in force in Great Britain and Germany, and will expire November 21, 2011. A request for examination of a Japanese version of this patent was processed in 1998.

     The second ImSyn(TM)patent, U.S. Patent No. 5,384,573, "Image Synthesis Using Time Sequential Holography" includes 157 claims and expires on January 24, 2012. The European, Japanese and Canadian versions are in the examination stage.

     The third ImSyn(TM)U.S. Patent No. 5,736,958 with 8 claims expires April 7, 2015. The fourth ImSyn(TM)U.S. Patent No. 5,751,243 with 21 claims expires May 11, 2015. The title of these patents is "Image Synthesis Using Time Sequential Holography".

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

COMPETITION

     Competition for U.S. Government and commercial professional and technical services contracts has grown in intensity and proposals have become increasingly costly. This stimulated the Company to initiate its program to develop proprietary products and services, particularly for the commercial market. As such proprietary items are developed, the Company has relied increasingly upon offers of its specialized capabilities, sharply reducing resources applied in response to proposals for solely professional and technical services. Examples of such proprietary items include ImSyn(TM) processor products.

     Growing market acceptance of Essex products and technology has been difficult. When performing desired functions using conventional technology (e.g. high-end workstations, array processors, digital signal processors boards) takes too long or costs too much, designers do not specify those functions. When Essex offers cost-effective means of providing such functions, system integrators can state, correctly, that there is "no requirement" for them within the design specifications. That means that no expenditure is justified, no matter what the gain in system effectiveness may be. Such design limitations are a key obstacle to market penetration by the Company's products. Large electronic systems integrators such as Lockheed Martin, Boeing, Motorola, Raytheon, TRW, General Electric, Siemens and Hughes Telecom control an immense portion of the markets of interest to Essex. As systems integrators, they also specify the requirements for commercial military and space products. These companies determine which suppliers' products become a part of military and other systems. Essex is just beginning to express itself outside the development laboratory and is not yet firmly in the market. As far as the world of systems integration is concerned, Essex products are not yet known or available. When Essex products become readily available and well known, integrators will have an opportunity to consider specifying them.

BACKLOG

     As of December 26, 1999, the Company had a total backlog (funded and unfunded) of approximately $787,000 as compared with $1.6 million at December 27, 1998. Of these amounts, backlog was $435,000 funded and $352,000 unfunded at yearend 1999 as compared to $500,000 funded and $1.1 million unfunded at yearend 1998. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts. Even though such contracts are fully funded by appropriations, they are subject to other risks inherent in government and commercial contracts, such as termination for the convenience of the customer.

EMPLOYEES

     As of February 29, 2000, the Company had approximately 40 employees, of whom 27 were full-time employees.

2.   DESCRIPTION OF PROPERTIES

OFFICE FACILITIES

     The Company leases its offices. The Company's corporate headquarters and offices are located in a one-story building at 9150 Guilford Road, Columbia, Maryland where the Company occupies approximately 18,000 square feet. The lease is currently extended on a month-to-month basis. The Company is negotiating the renewal of the lease for a longer period under similar terms and conditions. The Company believes that its present facility is adequate for its current business needs. The Company has also begun, where applicable, to use a home-based telecommuting arrangement for certain employees.

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

3.   LEGAL PROCEEDINGS

     None.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 15, 1999, the Company held its 1998 Annual Meeting of Shareholders. At the meeting, each member of the Board of Directors was elected to serve until the next annual meeting or until their successors are duly elected and qualified. The votes cast and withheld for each such director were as follows:


                                               FOR                WITHHELD
                                            -----------          ----------
           Harold P. Hanson                  4,009,084             182,035
           Robert W. Hicks                   4,048,482             142,637
           Ray M. Keeler                     4,048,282             142,837
           Harry Letaw, Jr.                  4,003,789             187,330
           Frank E. Manning                  4,049,457             141,662
           Leonard E. Moodispaw              4,048,107             143,037
           Terry M. Turpin                   4,048,082             143,037



           In addition, the Company's shareholders approved the following proposals:

           The ratification of the Essex Corporation 1999 Stock Option and Appreciation Rights Plan, as follows:

           FOR         2,733,979        AGAINST    111,952ABSTAIN       128,452
                       ---------                   -------              -------

           The   ratification  of  the  appointment  of  Stegman  &  Company  as independent accountants, as follows:

           FOR         4,021,069        AGAINST    35,900ABSTAIN        134,150
                       ---------                   ------               -------

                                     PART II

5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK
      The Company's common stock is quoted and trades are executed through the OTC Bulletin Board under the symbol "ESEX".

      The following table sets forth the range of high and low actual sales prices of the Common Stock for the periods indicated. Sales prices include prices between dealers, may not reflect mark-ups, mark-downs or commissions and may not represent final actual transactions.


                                           1999                    1998
                                 ----------------------   ---------------------
                                    High         Low         High        Low
                                 ----------   ---------   ----------  ---------

 First Quarter................   $   0.72     $   0.41    $   1.00    $   0.44
 Second Quarter...............       0.72         0.38        0.81        0.34
 Third Quarter................       1.28         0.44        0.84        0.50
 Fourth Quarter...............       1.50         0.56        0.81        0.41


    At March 1, 2000, there were approximately 1,700 beneficial owners of the Company's Common Stock which includes 350 holders of record.

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

     Operations reflect the results of the Commercial Products Division which provides optoelectronic products and services as well as commercial telecommunications engineering services. Operations also include related optoelectronic products and services revenues provided to U.S. Government customers.

STATUS

     The Company's backlog of work in the telecommunications and optoelectronics business areas has always been funded incrementally. The telecommunications work was principally with one major customer, Motorola, and was approximately 45% of the Company's revenues for 1999.

     The telecommunications work declined considerably in 1999. The Company has been unable to maintain other programs of sufficient volume and to expand such work to consistently achieve a breakeven or better level of operations on such revenues. While the Company was able to operate profitably in the last three quarters of 1999, the Company's backlog of work going into 2000 is not yet sufficient to maintain a breakeven or better level of operations. Since early 1997, the Company has continued development and initial product improvement of its ImSyn(TM) optoelectronic processor to the extent possible. The processor is a combination of digitAL and optical componentry. Problems in the reliability and performance of certain digital components as well as the combination of such state-of-the-art subassemblies have caused delays in the availability of the ImSyn(TM) processor to potential initial users aND customers. Such initially produced processors were expected to be available in early 1997, and four units were completed and available in 1998. The first-designed units need to be upgraded with more effective electronic componentry, requiring hardware and software changes and retesting and recalibrating of unit performance. The lack of available units for initial user testing and evaluation has hindered potential sales and revenues, and delayed inventory turnover. The Company is working to reduce the deficit from optoelectronic operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial improvements have been achieved. The Company has established significant reserves against its ImSyn(TM) inventory for suCH changes and delays in the introduction of these first units.

     The Company's business is focused increasingly upon applications of its proprietary optoelectronics technology and products. Work based on the patented ImSyn(TM) Processor has increased with the award of a key DoD program and an application contract by the DefenSE Advanced Research Projects Agency (DARPA) for the development of advanced synthetic aperture radar (SAR) techniques. This effort is a Phase 2 Small Business Innovation Research Program (SBIR). The approximate value of the contract is $730,000, incrementally funded over 2 years.

     The Company continues to work with investment groups that have expressed interest in an international venture to pursue commercial applications of 3D ground penetrating radar. The proposed project would apply the patented ImSyn(TM) Processor and tHE Company's proprietary holographic Virtual Lens Sensor Technology(TM). Data on the location and condition of underground utilitieS, transportation subgrades and construction sites would be collected, processed, interpreted and archived in its data warehouse. Infrastructure and natural resources business subscribers would access it through the enterprise's broadband business-to-business network. Success in financing and launching the enterprise is not assured.

1999 COMPARED TO 1998

     Revenues were $4,813,000 and $4,532,000 for 1999 and 1998, respectively, an increase of 6%. The Company's work for Motorola on its Iridium(R) cellular satellite communication system accounted for revenues of $2.2 million and $3.2 million in 1999 and 1998, respectively. This represented approximately 45% and 70% of revenues for 1999 and 1998, respectively. There was a decrease in revenues from this program between 1998 and 1999, as the company's involvement on the initial satellite system was essentially completed in December 1999. The Company continues to bid on new work for the current and successor satellite systems.

     The Company's work in 1999 on U.S. Government programs for research on the use of the Company's optoelectronics products increased to over $2.4 million (50%) and was principally with one customer. The balance of the Company's revenues came from providing software and engineering services primarily to other government prime contractors.

     The Company has a backlog of approximately $723,000 on programs related to optoelectronic devices and services.

     The Company had no firm orders for ImSyn(TM) units as of the date of this report.

     There was an operating profit of $101,000 in 1999 compared to an operating loss of $4,000 in 1998. In 1999, more revenues were generated from internal direct labor than from use of outside subcontractors. The Company generally receives a higher return on revenues from direct labor. Cost of goods sold and services provided for 1999 was 53.2% of revenues as compared to 53.5% in 1998. In 1999, cost of goods sold includes a charge of $146,000 to establish additional reserves against ImSyn(TM) processor inventory TO provide for design changes and the delay in the introduction of these first units. There was no such charge in 1998.

     Selling, general and administrative expenses ("SG&A") were approximately $2.1 million in 1999 and 1998. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services.

CORPORATE MATTERS

     In 1999, the Company's interest expense and debenture financing amortization costs declined due to lower average accounts receivable financings under its working capital financing agreement. Total interest expense and debenture financing amortization costs were $56,000 in 1999 compared to $114,000 in 1998.

     The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in 1999 or 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:


                                                  SELECTED FINANCIAL DATA
                                                       ($ Thousands)
                                                            AS OF
                                            ----------------------------------
                                               December 26,      December 27,
                                                   1999              1998
                                            ----------------    --------------

Total Assets                                $     1,609        $     1,785
                                            ===============    ===============
                                            ===============    ===============

Working Capital                             $       384        $       661
                                            ===============    ===============
                                            ===============    ===============

Current Ratio                                    1.39:1             1.78:1
                                            ===============    ===============
                                            ===============    ===============

Note Payable/Bank Line of Credit            $        59        $       164
Convertible Debentures                              376                376
Current and Long-Term Capital Leases                 23                  9
                                            ---------------    ---------------
         Total Debt/Financing               $       458        $       549
                                            ===============    ===============
                                            ===============    ===============

Stockholders' Equity                        $       610        $       565
                                            ===============    ===============
                                            ===============    ===============


     The Company's working capital and ratio decreased primarily due to the reclassification of the convertible debentures to a current liability as the debentures are due in November 2000. At yearend 1999, the Company has working capital of approximately $384,000 and a stockholders' equity of approximately $610,000.

     The Company has incurred significant losses over recent years, primarily due to the development and marketing of its optoelectronics products and services. The Company cut back on research and development for 1999 where possible while retaining essential staff and other capabilities in the optoelectronics operations. While such actions produced improvement in results in 1999, if a significant decline in such results occurred, then the Company would not be able to sustain its overall business operations without additional working capital or further cost reductions. In 1999, the Chairman and CEO, Dr. Letaw, and the President and COO, Mr. Moodispaw, voluntarily received portions of their salary on a delayed basis from normal payroll processing in order to preserve liquidity. Such measures have also been instituted in 2000.

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

     The Company has approximately $180,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronIC processors and primarily consists of finished goods and purchased parts. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for such units as of the date of this report.

     The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $59,000 as of December 26, 1999.

     There are $376,000 of Convertible Debentures that are due November 30, 2000 for which no funds have been identified or set aside for payment. The Company may have to use all or a significant portion of its cash at that time to make the payoff of the debentures. The use of the Company's cash resources without securing alternative sources of liquidity would likely have a material adverse impact on the Company's liquidity. The Company is exploring various financing options including renegotiating an extension of the final payoff date or restructuring of the debt, but is unable to predict the likelihood of success of such a negotiation or the terms of such an extension.

     Under the settlement agreement reached with the former landlord, certain payments are triggered only by other future cash inflows. The remaining $123,000 portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. When such future events transpire, only a portion of the cash flows or proceeds generated are payable. Of this amount, $29,000 was payable in the first quarter of 2000.

     The Company settled on the sale of a discontinued operation's facility in June 1998. The facility served as a portion of the collateral on the convertible debentures. The net proceeds from the sale were therefore restricted and used to partially pay down the debentures.

     The Company believes that it will be able to meet its 2000 funding requirements and obligations from the aforementioned sources of revenue and capital, and if necessary, by further cost reductions. However, there can be no assurances in this regard and the Company expects that it will need significant additional financing in the future.

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

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                       18

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The Directors* and executive officers elected by the Board are:

         NAME                   AGE  POSITION
         ----                   ---  --------
         Harry Letaw, Jr.       73   Chairman and Chief Executive Officer
         Leonard E. Moodispaw   57   President; Chief Operating Officer and
                                     Director (3)
         Terry M. Turpin        57   Senior Vice President; Chief Technical
                                     Officer and Director
         Joseph R. Kurry, Jr.   49   Senior Vice President; Treasurer and
                                     Chief Financial Officer
         Matthew S. Bechta      46   Vice President
         Craig H. Price         50   Vice President
         Gerald J. Davieau      43   Vice President
         Kimberly J. DeChello   39   Chief Administrative Officer and Secretary
         Frank E. Manning       80   Chairman Emeritus; Director (2)
         Harold P. Hanson       78   Director (3)
         Robert W. Hicks        62   Director (1)
         Ray M. Keeler          68   Director (1)(2)

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

     Leonard E. Moodispaw, President, Chief Operating Officer and Director of the Company, rejoined Essex in 1998. Mr. Moodispaw was an employee and consultant with Essex during 1988 to 1993. From 1988 to 1993, he was President of the former Essex subsidiary, System Engineering and Development Corporation
(SEDC), and later served as Essex Chief Administrative Officer. Mr. Moodispaw was Secretary of the Company and General Counsel and continues in the capacity as Corporate Counsel. From April 1994 to April 1998, Mr. Moodispaw was President of ManTech

Advanced Systems International, Inc. (MASI), a subsidiary of ManTech International Corporation. Mr. Moodispaw continues his relationship with ManTech as a member of its Advisory Board and serves as a consultant to MASI and to MASI UK Limited where he is a member of the board of directors of its joint venture with Vosper-Thornycroft. Early in his career, Mr. Moodispaw was engaged in the private practice of law, and from 1965 to 1978 was a senior manager in the National Security Agency (NSA). He is the Founder of the Security Affairs Support Association (SASA) that brings government and industry together to solve problems of mutual interest.

     Terry M. Turpin was elected a Director of the Company in January 1997. He is Senior Vice President and Chief Technical Officer for the Company. He joined Essex through merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by the NSA. He was Chief of the Advanced Processing Technologies
Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

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

     Matthew S. Bechta was elected Vice President in October 1993. As Director of Programs, Mr. Bechta is responsible for the Optoelectronics and Radar Signal Processing business area. Mr. Bechta joined Essex in 1989 with the merger of Essex and SEDC. As one of the founders of SEDC, he served in various technical and management capacities since incorporation in 1980. From 1975-1980, Mr. Bechta was employed by NSA as a systems engineer. Mr. Bechta holds a Bachelor of Science degree in Electrical Engineering from Spring Garden College, Pennsylvania and a Master of Science degree in Computer Science from the Johns Hopkins University.

     Craig H. Price was elected Vice President in October 1993. Dr. Price, Director of Engineering, is responsible for the engineering content of all Essex activities. Dr. Price joined Essex in 1989 as a result of the merger of Essex and SEDC. Dr. Price had joined SEDC in 1985, with varied assignments in engineering, analysis and advanced technologies. Previously, he served in numerous technical and project positions in the U.S. Air Force during the period 1974 - 1985, and he was awarded the Distinguished Service Medal. Dr. Price holds a Bachelor of Science degree in Electrical Engineering from Kansas State University, a Master of Science degree in Electrical Engineering from Purdue University and a Doctor of Philosophy degree in Electrical Engineering from Stanford University.

     Gerald J. Davieau joined Essex as a result of the merger of Essex with SEDC, which he joined in 1987, and was elected Vice President in November 1997. As technical director of satellite systems engineering operations, Mr. Davieau is responsible for design and analysis of wireless satellite applications. He is listed on more than 20 Motorola patent disclosures from work on Iridium(R) anD
Teledesic(sm)   satellite  programs.  Mr.  Davieau was  employed by SPACECOM in

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

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16(a)-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed, as necessary, by the officers, directors, and security holders required to file the same during the fiscal year ended December 26, 1999.

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

                                                                                     LONG-TERM COMPENSATION
                                                                               -----------------------------------
                                                ANNUAL COMPENSATION                       AWARDS           PAYOUTS
                                      ---------------------------------------  --------------------------- --------
-----------------------------------------------------------------------------------------------------------------------------
                                                                    Other      Restricted    Securities
                                                                    Annual       Stock       Underlying      LTIP   All Other
        Name and                                                 Compensation   Award(s)  Options/SARs (#) Payouts   Compen-
   Principal Position         Year    Salary($)(1)(4) Bonus ($)     ($)(2)       ($)(3)                      (#)     sation
                                                                                                                       ($)
---------------------------- -------- -------------- ----------- ------------  ---------- ---------------- -------- ---------
Harry Letaw, Jr.              1999       135,200          0           0            0              0           0         0
Chairman and CEO              1998       135,200          0           0            0              0           0         0
                              1997       135,200          0           0            0              0           0         0

Leonard E. Moodispaw          1999       124,800          0           0            0           45,000         0         0
President and COO             1998        60,240          0           0            0           75,000         0         0
                              1997          0             0           0            0              0           0         0

Terry M. Turpin               1999       122,720          0         3,682          0           15,000         0         0
Senior Vice President and     1998       122,720          0         3,682          0              0           0         0
Director                      1997       122,720          0         3,540          0           35,000         0         0


Joseph R. Kurry, Jr.          1999       114,400          0         3,432          0           15,000         0         0
Treasurer, Senior Vice        1998       114,400          0         3,432          0              0           0         0
President and CFO             1997       114,400          0         3,300          0           30,000         0         0

Craig Price                   1999       103,260          0         3,098          0           10,000         0         0
Vice President                1998       102,960          0         3,089          0              0           0         0
                              1997       102,960          0         2,970          0           29,000         0         0

---------------------------------------

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

(3) No restricted stock awards were made for the periods indicated. The number and value of the aggregate restricted stock holdings for the named executive officers at the end of the 1999 fiscal year, based on the closing bid price of the Common Stock on OTC Bulletin Board on December 23, 1999, without giving effect to the consideration paid by the named executive officer, were as follows: Dr. Letaw, 673,559 shares, $841,949 value; Mr. Moodispaw, 57,150 shares, $71,438 value; Mr. Turpin, 278,693 shares, $348,366 value; Mr. Kurry, 38,359 shares, $47,949 value; and Dr. Price, 14,342 shares, $17,928 value.

(4) In 1999, Dr. Letaw and Mr. Moodispaw voluntarily received portions of their salary on a delayed basis from normal payroll processing in order to preserve liquidity. Such measures have also been instituted in 2000.

                                       23

DEFINED CONTRIBUTION RETIREMENT PLAN

    The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a 401(k) salary reduction feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and a discretionary contribution as determined by the Board of Directors. No discretionary contribution was made by the Company to the Retirement Plan for 1997 - 1999. The total authorized contribution under the matching contribution feature of the Plan was approximately $58,000 in 1999. All employee contributions are 100% vested at all times and Company contributions vest based on length of service. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the Plan be allocated among various investment options established by the Plan administrator.

    The Company contributions under the Retirement Plan for the persons referred to in the Summary Compensation Table are included in that Table.

EMPLOYEE INCENTIVE PERFORMANCE AWARD PLAN

    The Company has an Employee Incentive Performance Award Plan under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the Board of Directors. Such awards may be constrained by overall Company performances. No awards were made in 1997 through 1999.

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

    During 1999 there were no awards. During 1998, the Board awarded a total of 18,000 shares to four directors. There were no awards in 1997. There were approximately 4,000 shares remaining in the plan as of December 26, 1999.

EMPLOYMENT AGREEMENTS

    The Company has an Agreement of Employment with Harry Letaw, Jr., Chairman of the Board and Chief Executive Officer. Dr. Letaw's annual compensation was increased to $135,200 effective October 2, 1995. The term of this Agreement is extended on a month-to-month basis by mutual agreement. The Agreement restricts the individual's rights to compete with the Company and prohibits misappropriation of proprietary rights of the Company, both during and after the term of employment.

OPTIONS TO PURCHASE SECURITIES

     The Company established an Essex Corporation 1999 Stock Option and Appreciation Rights Plan (the "1999 Plan"). The 1999 Plan provides for the grant of options to purchase shares of common stock of the Company, par value $.10 per share (the "Common Stock") which qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to persons who are employees, as well as options which do not so qualify ("Non-Qualified Options") to be issued to persons or consultants, including those who are not employees. The 1999 Plan also provides for grants of stock appreciation rights ("SARs") in connection with the grant of options under this 1999 Plan. The exercise price of an Incentive Option under the 1999 Plan may not be less than the "fair market value" of the shares of Common Stock at the time of grant; the exercise price of Non-Qualified Options and the appreciation base price of SARs are determined in the discretion of the Board of Directors except that the SAR appreciation base price may not be less than 50% of the fair market value of a share of Common Stock on the grant date with respect to awards to persons who are officers or directors of the Company. The 1999 Plan reserves 300,000 shares of Common Stock for issuance. As of February 29, 2000 there have been no options or rights granted under the 1999 Plan.

    The Company established a 1998 Stock Option and Appreciation Rights Plan (the "1998 Plan"). The 1998 Plan as presently in effect is similar to the 1999 Plan described above. The 1998 Plan reserves 300,000 shares of Common Stock for issuance. As of February 29, 2000, options for 132,500 shares of the Company's Common Stock are outstanding at a price of $1.00, including options for 120,000 shares held by officers and directors (options for 107,500 shares are exercisable, including exercisable options held by officers and directors of 97,500).

    The Company also has a 1996 Stock Option and Appreciation Rights Plan (the "1996 Plan"). The 1996 Plan as presently in effect is similar to the 1998 and 1999 Plans described above. The 1996 Plan reserves 300,000 shares of the Company's Common Stock for issuance. As of February 29, 2000, there are options for 286,250 shares outstanding at prices ranging from $1.00 - $3.00, including options for 124,500 shares held by officers or directors (options for 285,150 shares are exercisable, including exercisable options held by officers and directors of 124,500). As of February 29, 2000, there remain 13,750 shares available for future grants of options or SARs.

    The Company had an Option and Stock Appreciation Rights Plan which expired on January 31, 1997. As of February 29, 2000, options for 549,650 shares of the Company's Common Stock remain outstanding and exercisable under this Plan at prices ranging from $2.94 - $3.00 including options held by officers and directors to purchase 493,000 shares.

         The following Table shows for the fiscal year ended December 26, 1999 for the persons named in the Summary Compensation Table, information with respect to options to purchase Common Stock granted during 1999. No options granted under the stock plans or otherwise were exercised by the persons listed below in 1999.


                                        STOCK OPTIONS GRANTS TABLE
                                  FOR FISCAL YEAR ENDED DECEMBER 26, 1999

                            NUMBER OF
                            SECURITIES
                            UNDERLYING   % OF TOTAL OPTIONS/
                             OPTIONS       SARS GRANTED TO    EXERCISE OR
                             GRANTED         EMPLOYEES IN      BASE PRICE   EXPIRATION
           NAME               (#)(1)         FISCAL YEAR         ($/SH)        DATE
==========================================================================================

Harry Letaw, Jr.               ---               ---              ---          ---

Leonard E. Moodispaw          45,000             33.6             1.00       04/13/09

Terry M. Turpin               15,000             11.2             1.00       04/13/09

Joseph R. Kurry, Jr.          15,000             11.2             1.00       04/13/09

Craig H. Price                10,000             7.5              1.00       04/13/09

-------------------------------


(1)      Such options became exercisable beginning April 13, 1999.


    The following Table shows for the fiscal year ended December 26, 1999 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal year end values for unexercised options/SARs.

          AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES
                  TABLE FOR FISCAL YEAR ENDED DECEMBER 26, 1999

                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED      VALUE OF
                                                           OPTIONS/SARS AT       UNEXERCISED
                                                             FY-END (#)          IN-THE-MONEY
                                                                               OPTIONS/SARS AT
                                                            EXERCISABLE/         FY-END($)(1)
                             SHARES                         UNEXERCISABLE
                          ACQUIRED ON        VALUE                               EXERCISABLE/
             NAME         EXERCISE (#)    REALIZED ($)                           UNEXERCISABLE
================================================================================================
Harry Letaw, Jr.              ---             ---             290,000/0              0/0

Leonard E. Moodispaw          ---             ---          135,500/25,000       $23,750/$6,250

Terry M. Turpin               ---             ---           53,000/5,000        $6,250/$1,250

Joseph R. Kurry, Jr.          ---             ---           63,500/5,000        $4,500/$1,250

Craig H. Price                ---             ---           42,500/5,000        $3,125/$1,250

--------------------------------


   (1) Market value of underlying securities based on the closing price of the Company's Common Stock on December 23, 1999 (last trading day prior to December 26, 1999) on the OTC Bulletin Board system of $1.25 minus the exercise price.

REMUNERATION OF DIRECTORS

    The Company's Directors generally meet quarterly. Additionally, the By-Laws provide for special meetings and, as also permitted by Virginia law, Board action may be taken without a meeting upon unanimous written consent of all Directors. Board members not employed by the Company receive a maximum of $1,500 for each Board or Board Committee Meeting attended. In 1999 the Board held two meetings; the entire membership of the Board was present at both of the meetings. The Board members waived the fee for one of the meetings.

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT

    The following table and accompanying notes set forth as of February 29, 2000, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person or group who beneficially own more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                                           Amount and Nature  Percentage of Outstanding
              Name and Address               of Beneficial      Shares of Common Stock
            OF BENEFICIAL OWNER*             OWNERSHIP (1)        BENEFICIALLY OWNED
     -----------------------------         -----------------  --------------------------
     Harry Letaw, Jr. (2)                       963,559                 20.55
     Terry M. Turpin (3)                        334,193                  7.50
     Leonard E. Moodispaw (4)                   207,650                  4.57
     Frank E. Manning (5)                       122,775                  2.77
     Joseph R. Kurry, Jr. (6)                   104,359                  2.34
     Harold P. Hanson (7)                        69,344                  1.57
     Robert W. Hicks (8)                         64,200                  1.45
     Craig H. Price (9)                          59,342                  1.34
     Ray M. Keeler (10)                          40,000                    **

     All Directors and Executive Officers
     as a Group (12 persons) (11)             2,294,196                 44.22

---------------------------------

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

     (2) Dr. Harry Letaw, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Of the 963,559 shares beneficially shown as owned by Dr. Letaw, 290,000 shares represent presently exercisable rights to acquire Common Stock through stock options. Such options expire on March 25, 2000.

     (3) Terry M. Turpin is a Director and Senior Vice President of the Company. Of the shares shown as beneficially owned, 55,500 represent presently exercisable rights to acquire common stock through stock options.

     (4) Leonard E. Moodispaw is President, Chief Operating Officer and a Director of the Company. Of the shares shown as beneficially owned, 150,500 represent presently exercisable rights to acquire common stock through stock options.
                                       28


     (5) Mr. Frank E. Manning is the record and beneficial owner of approximately 2.77% of the outstanding shares of the Company (122,775 shares), including presently exercisable options to purchase 36,500 shares. Mr. Manning is the Chairman Emeritus and a Director of the Company. His shares do not include 40,000 shares of the Company's Common Stock owned of record and beneficially by Mrs. Eva L. Manning, wife of Mr. Frank E. Manning. Also does not include 169,000 shares beneficially owned by six separate family trusts of which Mrs. Manning is the sole trustee and over which trusts she has exclusive voting and dispositive power.

     (6) Joseph R. Kurry, Jr. is Senior Vice President, Treasurer and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 66,000 represent presently exercisable rights to acquire common stock through stock options.

     (7) Harold P. Hanson is a Director of the Company. Of the shares shown as beneficially owned, 20,500 represent presently exercisable rights to acquire common stock through stock options.

     (8) Robert W. Hicks is a Director of the Company. Of the shares shown as beneficially owned, 24,000 represent presently exercisable rights to acquire common stock through stock options.

     (9) Craig H. Price is Vice President of the Company. Of the shares shown as beneficially owned, 45,000 represent presently exercisable rights to acquire common stock through stock options.

     (10)Ray M. Keeler is a Director of the Company. Of the shares shown as beneficially owned, 25,000 represent presently exercisable rights to acquire common stock through stock options.

     (11)Of the shares shown as beneficially owned, 790,000 represent presently exercisable rights to acquire common stock through stock options.


12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1999, Essex completed $105,000 of work for VeriTerre Corporation relating to the potential use of the ImSyn(TM) Processor to produce images of underground objects. Dr. Harry Letaw, Chairman and CEO of Essex, is the Chairman and Founder of VeriTerre. The work was charged to VeriTerre at prevailing Essex commercial rates. Dr. Letaw is leading Essex's efforts to obtain financing for the 3D ground penetrating radar project.

13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  (1)  Financial Statements
               Report of Independent Auditors                                                         32
               Balance Sheet                                                                          33
               Statements of Operations                                                               34
               Statements of Changes in Stockholders' Equity                                          35
               Statements of Cash Flows                                                               36
               Notes to Financial Statements                                                     37 - 47

          (2)  Exhibits
               (i)   None.
               (ii)  Exhibit  3(i) - Articles of  Incorporation  and  Amendments
                     thereto B  Exhibit  3(ii)  -By-Laws,  as  amended  Filed as
                     Exhibits  3(i)  and  3(ii)  to  Registrant's   Registration
                     Statement on Form SB-2 filed October 17, 1994, Registration
                     No. 33-82920
               (iii) Exhibit 4 - Instruments defining the Rights of Holders
                     4.3     Specimen of Common Stock Certificate                                      C
                     4.5     Specimen of Placement Agent's Warrant Certificate                         D
                     4.6     Form of 10% Convertible Collateralized Debenture                          E
                     4.7     Form of Series B Warrant                                                  E
               (iii) Exhibit 10 - Material Contracts
                     10.1    Employment Agreement dated April 8, 1988, between                         C
                             Dr. Harry Letaw, Jr. and Registrant
                     10.3    Restricted Stock Bonus Plan                                               C
                     10.4    Option and Stock Appreciation Rights Plan                                 C
                     10.6    Pension Plan and Trust Agreement                                          C
                     10.7    Defined Contribution Retirement Plan                                      C
                     10.8    Incentive Performance Award Plan                                          C
                     10.10   Settlement Agreement between the Company and Rumsey Associates            C
                             Limited Partnership
                     10.11   Option Agreement between the Company and Rumsey Associates                C
                             Limited Partnership
                     10.13   Registration Rights Agreement                                             C
                     10.15   1996 Stock Option and Appreciation Rights Plan                            F
                     10.22   1998 Stock Option and Appreciation Rights Plan                            G
                     10.23   1999 Stock Option and Appreciation Rights Plan                            H
               (iv)  Exhibit 23 - Consent of Experts and Counsel
                     23.1    Consent of Independent Auditors                                          48
               (v)   Exhibit 27 - Financial Data Schedule
                     27.1    Financial Data Schedule                                                   A

     (b)  Reports on Form 8-K
          None.
-----------------------

A    Filed herewith
B    Incorporated by reference as indicated
C    Filed as Exhibit to Registrant's  Registration Statement on Form SB-2 filed
     October 17, 1994, Registration No. 33-82920
D    Filed as Exhibit to Registrant's  Registration Statement on Form SB-2 filed
     February 17, 1995, Registration No. 33-82920
E    Filed as Exhibit to Registrant's 1995 Form 10-KSB
F    Filed as Exhibit to Registrant's Form 8-K dated November 13, 1996
G    Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 12, 1998
H    Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 11, 1999

                                       30

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)


  By:                           /S/ HARRY LETAW, JR.
                 --------------------------------------------------
                                  Harry Letaw, Jr.
                 Chairman of the Board and Chief Executive Officer;
                             Principal Executive Officer
                                   March 17, 2000



  By:                         /S/ JOSEPH R. KURRY, JR.
            -------------------------------------------------------------
                                Joseph R. Kurry, Jr.
            Senior Vice President, Treasurer and Chief Financial Officer;
                     Principal Financial and Accounting Officer
                                   March 17, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          /S/ HAROLD P. HANSON                    /S/ FRANK E. MANNING
       --------------------------              --------------------------
       Harold P. Hanson, Director              Frank E. Manning, Director
             March 17, 2000                            May 17, 2000



           /S/ ROBERT W. HICKS                    /S/ LEONARD E. MOODISPAW
        -------------------------              ------------------------------
        Robert W. Hicks, Director              Leonard E. Moodispaw, Director
             March 17, 2000                            May 17, 20000



            /S/ RAY M. KEELER                     /S/ TERRY M. TURPIN
         -----------------------               -------------------------
         Ray M. Keeler, Director               Terry M. Turpin, Director
             March 17, 2000                            May 17, 2000



          /S/ HARRY LETAW, JR.
       --------------------------
       Harry Letaw, Jr., Director
             March 17, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Essex Corporation:

      We have audited the accompanying balance sheet of Essex Corporation as of December 26, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 26, 1999 and December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Corporation as of December 26, 1999 and the results of its operations and its cash flows for the years ended December 26, 1999 and December 27, 1998 in conformity with generally accepted accounting principles.



                                                       Stegman & Company



Baltimore, Maryland
March 16, 2000

                                ESSEX CORPORATION
                                  BALANCE SHEET
                             AS OF DECEMBER 26, 1999


                                     ASSETS
                                     ------
CURRENT ASSETS
--------------
  Cash                                                                    $      502,663
  Accounts receivable, net                                                       645,564
  Inventory                                                                      180,178
  Prepayments and other                                                           46,795
                                                                          --------------
                                                                               1,375,200
PROPERTY AND EQUIPMENT
----------------------
  Production and special equipment                                               729,974
  Furniture, equipment and other                                                 240,095
                                                                          --------------
                                                                                 970,069
  Accumulated depreciation and amortization                                     (905,185)
                                                                          --------------
                                                                                  64,884
OTHER ASSETS
------------
  Patents, net                                                                   137,658
  Other                                                                           31,549
                                                                          --------------
                                                                                 169,207
TOTAL ASSETS                                                              $    1,609,291
------------                                                              ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
-------------------
  Advance from accounts receivable financing                              $       59,470
  Accounts payable                                                                78,339
  Accrued wages and vacation                                                     160,932
  Accrued lease settlement                                                       123,448
  10% convertible collateralized debentures                                      375,714
  Other accrued expenses                                                         193,182
                                                                          --------------
                                                                                 991,085
LONG-TERM DEBT
--------------
  Capital leases, net of current portion                                           8,316
                                                                          --------------
    Total Liabilities                                                            999,401
                                                                          --------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)
--------------------------------------

STOCKHOLDERS' EQUITY
--------------------
  Common stock $0.10 par value; 25 million shares
    authorized; 4,397,861 shares issued and outstanding                          439,786
  Redeemable Preferred stock $0.01 par value; 1 million total shares authorized; 2,500 shares of Series A authorized, $100 liquidation
    value, 8% dividend rate; -0- shares outstanding                                   --
  Additional paid-in capital                                                   5,634,234
  Accumulated deficit                                                         (5,464,130)
                                                                          ---------------
         Total Stockholders' Equity                                              609,890
                                                                          --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    1,609,291
------------------------------------------                                ==============

The accompanying notes are an integral part of this statement.

                                       33

                                ESSEX CORPORATION
                            STATEMENTS OF OPERATIONS
                       FOR THE FIFTY-TWO WEEK FISCAL YEARS
                  ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998



                                                             1999                   1998
                                                      ------------------     -----------------

Revenues                                              $        4,813,228             4,532,410
Cost of goods sold and services provided                      (2,560,996)           (2,423,769)
Selling, general and administrative expenses                  (2,151,654)           (2,112,610)
                                                      ------------------     -----------------

    Operating Income (Loss)                                      100,578                (3,969)

Interest expense, net and debenture financing
  amortization                                                   (55,810)             (113,763)
                                                      ------------------     -----------------

Income (Loss) Before Income Taxes                                 44,768              (117,732)

Provision for income taxes                                            --                    --
                                                      ------------------     -----------------

Net Income (Loss)                                     $           44,768     $        (117,732)
                                                      ==================     =================

Weighted Average Number of Shares
  Outstanding                                                  4,397,861             4,287,354
                                                      ==================     =================

Basic Earnings (Loss) Per Share                       $             0.01     $           (0.03)
                                                      ==================     =================

Diluted Earnings (Loss) Per Share                     $             0.01     $           (0.03)
                                                      ==================     =================


The accompanying notes are an integral part of these statements.

                                       34

                                ESSEX CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998



                                             COMMON STOCK             PREFERRED STOCK
                                             ------------             ---------------                                       TOTAL
                                                                                             ADDITIONAL                     STOCK-
                                         SHARES                    SHARES                     PAID-IN      ACCUMULATED     HOLDERS'
                                         ISSUED       AMOUNT       ISSUED        AMOUNT       CAPITAL        DEFICIT        EQUITY
                                       ----------   ----------    --------    ----------   ------------   ------------    ---------


BALANCE, DECEMBER 28, 1997              4,134,065    $ 413,406       1,200    $  120,000   $  5,519,496   $ (5,386,924)   $ 665,978

 Common stock issued upon conversion
  of preferred stock                      245,796       24,580      (1,200)     (120,000)       104,658             --        9,238

 Preferred stock dividend                      --           --          --            --             --         (4,242)      (4,242)

 Common stock bonus                        18,000        1,800          --            --         10,080             --       11,880

 Net loss                                      --           --          --            --             --       (117,732)     117,732)
                                       ----------    ---------    --------    ----------   ------------   ------------    ---------

BALANCE, DECEMBER 27, 1998              4,397,861      439,786          --            --      5,634,234     (5,508,898)     565,122

Net income                                     --           --          --            --             --         44,768       44,768
                                       ----------    ---------    --------    ----------   ------------   ------------    ---------

BALANCE, DECEMBER 26, 1999              4,397,861    $ 439,786          --    $       --   $  5,634,234   $ (5,464,130)   $ 609,890
                                       ==========    =========    ========    ==========   ============   ============    =========


The accompanying notes are an integral part of these statements.

                                       35

                                ESSEX CORPORATION
                            STATEMENTS OF CASH FLOWS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

                                                                          1999              1998
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
  Net Income (Loss)                                                 $       44,768    $     (117,732)
  Adjustments to reconcile Net Income (Loss) to Net Cash
  Provided By (Used In) Operating Activities:

    Depreciation and amortization                                          191,988           197,303
    Gain on sale/retirement of fixed assets                                   (912)             (662)
    Allowance for bad debts                                                     --           (48,526)
    Inventory valuation reserve                                            146,000            48,526
    Common stock issued as compensation                                         --            11,880

  Change in Assets and Liabilities:
    Accounts receivable                                                    (83,531)          (92,606)
    Inventory                                                               11,997            55,313
    Prepayments and other                                                    9,451            20,078
    Accounts payable                                                       (81,472)         (141,384)
    Accrued lease settlement                                               (91,829)          (66,254)
    Other liabilities                                                       49,471          (179,409)
    Non-cash charges and working capital changes of
     discontinued operations                                                    --           129,579
                                                                    --------------    --------------
  Net Cash Provided By (Used In) Operating Activities                      195,931          (183,894)
                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
  Purchases of property and equipment                                      (25,736)          (21,435)
  Proceeds from sale of fixed assets                                         1,725             4,752
  Proceeds from sales of discontinued operations                                --         1,290,517
                                                                    --------------    --------------

  Net Cash (Used In) Provided By Investing Activities                      (24,011)        1,273,834
                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
  Short-term repayments of receivables financing, net                     (104,450)               46
  Repayment of convertible debentures principal                                 --          (857,386)
  Payment of capital lease obligations                                    (108,345)          (56,198)
                                                                    --------------    --------------

  Net Cash Used In Financing Activities                                   (212,795)         (913,538)
                                                                    --------------    --------------

CASH AND CASH EQUIVALENTS
    Net (decrease) increase                                                (40,875)          176,402
    Balance - beginning of year                                            543,538           367,136
                                                                    --------------    --------------
    Balance - end of year                                           $      502,663    $      543,538
                                                                    ==============    ==============

The accompanying notes are an integral part of these statements.

                                       36

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER IMPORTANT FACTORS

      These statements cover Essex Corporation (the "Company"). Certain amounts for prior years have been reclassified or recalculated to conform to the 1999 presentation.

      REPORTING YEAR

      The Company is on a 52-week fiscal year ending the last Sunday in December for 1999 and 1998.

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

      The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company also experienced difficulty in sustaining and expanding revenue volume in 1999 in the satellite communications systems and software engineering business area.

      The Company is seeking additional funds from private financing markets to finance operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. The Company believes that it will be able to meet its 1999 funding requirements from the aforementioned sources, although there can be no assurances in this regard. Failure to commercialize or further significant delays in the commercialization of

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

      the Company's optoelectronic products would have a significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses), although there can be no assurances in this regard. In 1999, the Chairman and CEO, Dr. Letaw, and the President and COO, Mr. Moodispaw, voluntarily received portions of their salary on a delayed basis from normal payroll processing in order to preserve liquidity. Such measures have also been instituted in 2000.


      CONTRACT ACCOUNTING

      Revenues consist of services rendered on time and materials, fixed-price and cost-plus-fixed-fee contracts. Revenue on time and materials contracts (approximately 57% and 76% of total revenues in 1999 and 1998, respectively) is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. Revenue on cost-plus-fixed-fee contracts (approximately 39% and 12% of total revenues in 1999 and 1998, respectively) is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenue on fixed-price contracts (approximately 4% and 12% of total revenues in 1999 and 1998, respectively) is recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Anticipated losses are recognized as soon as they become known. A portion of the Company's business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government. Because of the inherent uncertainties in estimating costs and the potential for audit adjustments by U.S. Government agencies, it is at least reasonably possible that the estimates will change in the near term.

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

      INVENTORY

      Inventory costs include purchased parts, labor and manufacturing overhead. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Management continually monitors the market value of its inventory and records valuation allowances when deemed necessary.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


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

      INTANGIBLE ASSETS

      Patent costs include legal and filing fees covering the various patents which have been issued to the Company. Patent costs are amortized over their respective lives (15 - 20 years) and amortization was $15,000 in both 1999 and 1998.

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

      BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and convertible debentures. Such incremental shares were anti dilutive for the periods presented.

      STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information are as follows:

                                                      1999            1998
                                                  -----------     ------------
      A.   Cash paid during the year for-
                           Interest               $    59,000     $    121,000
                           Income taxes           $       500     $        900

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


      B. In 1999, there was a new capital lease in the amount of $127,000. There were no new capital leases in 1998.

      C. Preferred stock plus accrued dividends payable in the amount of $129,238 were converted into common stock in 1998.

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

      In August 1997, the Company completed the sale of certain of the assets and operations of FSD. There was an additional contingent cash payment of $73,000 which was received in early 1998. Another portion of the operations of FSD which were performed primarily in the Company's facility in Alabama were discontinued and the facility closed. The Company settled on the sale of the Alabama facility in June 1998.

      Effective October 1, 1997, the Company sold the business and net assets of SED. The aggregate sale price was $1,475,000. The Company sold the accounts receivable, contracts, fixed assets and certain other assets. The acquiring company assumed certain liabilities, such as accounts payable, accrued vacation and certain operating and capital lease obligations. The Company received $525,000 in cash at closing and took a note receivable for $325,000 which was paid off in June 1998. The balance of $625,000 was received through February 1998 as the respective contracts of SED were novated to the acquiror.

      There were no revenues from discontinued operations in 1999 or 1998.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


3.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

       Commercial and other                                         $  199,915

       U.S. Government:
         Amounts billed, excluding retainages                          468,589
         Recoverable costs and accrued profits not yet billed,
           including retainages                                         27,060
                                                                    ----------
                                                                       695,564

       Contract reserves and allowances for doubtful accounts          (50,000)
                                                                    ----------
                                                                    $  645,564
                                                                    ==========

      U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Unbilled receivables represent revenue recognized for work performed prior to yearend, which had not been billed. The government unbilled receivables can be invoiced in accordance with funding on cost-type contracts or upon attaining certain milestones under fixed-price contracts.

      Retainages (which are not material) will be collected upon job completion or settlement of audits performed by cognizant U.S. Government audit agencies. Company cost records have been audited through 1997. In the year an audit is settled, the difference between audit adjustments and previously established reserves is reflected in income.

      Contract reserves and allowances for doubtful accounts have been provided where less than full recovery under the contract is expected.

4.    ACCOUNTS RECEIVABLE FINANCING

      The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers.The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges,payable at the time each invoice is paid. Funds advanced were $59,000 as of December 26, 1999.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


5.    INVENTORY

      Inventory costs are all related to the Company's ImSyn(TM) optoelectronic processor.

                Finished Goods                    $    254,190
                Systems In-Process                      24,832
                Purchased Parts                        215,396
                                                  ------------
                                                       494,418
                Valuation Reserve                     (314,240)
                                                  ------------
                                                  $    180,178
                                                  ============

      Due to the use of estimates in calculating the value of the inventory, it is at least reasonably possible that management's view of the ultimate realizable value of inventory will change in the near term.

6.    CONVERTIBLE COLLATERALIZED DEBENTURES

      The Company has $376,000 of 10% Convertible Collateralized Debentures ("Debentures"). The Debentures pay interest quarterly at 10% per year and are convertible into common stock at a conversion price of $3.50 per share. The Company can require conversion if the Company's common stock trades at or above $5.50 (subject to future adjustment) for 10 consecutive trading days. Other restrictions or requirements for conversion, such as an effective registration statement, also apply. The holders of the Debentures have certain demand and other registration rights upon conversion. The Debentures are due November 30, 2000 if not converted or called prior to maturity.

      The Debentures are primarily collateralized with inventory and certain fixed assets subject to existing lease obligations. As of the last day of each fiscal quarter the collateral shall have a value of at least 150% of the amount of the outstanding obligations and meet certain other requirements. The Company is subject to default provisions for not meeting collateral requirements, failure to make timely interest payments and other standard representations and covenants. As of December 26, 1999, the Company was in compliance with such terms and conditions.

7.    MAJOR CUSTOMER INFORMATION

      The Company's largest customer was Motorola, Inc. for whom the Company performed work on the design and other aspects of the Iridium(R) satellite constellation. The Company's contracts to perform such work amounted to 45% ($2.2 million) of revenues in 1999 and 70% ($3.2 million) in 1998. This work substantially ended in December 1999.

      The Company's second largest customer is for subcontract work to an agency of the Department of Defense. In 1999, the Company began research work on the use of its optoelectronics products in certain customer systems and applications. Such work amounted to over $2.4 million (50%) of 1999 revenues.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


8.    COMMITMENTS AND CONTINGENCIES

      LEASE OBLIGATIONS

      The Company leases certain equipment. The Company is committed to pay aggregate rentals under these leases as follows:

                           2000                  $    72,000
                           2001                  $     7,000
                           2002                  $     3,000

      Rental expense charged to continuing operations, including payments made under short-term leases, amounted to $391,000 and $365,000 in 1999 and 1998, respectively.

      The Company's office facility is currently under a month-to-month lease term. The Company is seeking to renew or obtain a longer term lease for office space. The lease contains provisions to pay for proportionate increases in operating costs and property taxes.

      LEASE SETTLEMENT

      Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement("Agreement"), the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $123,000 accrual as of December 26, 1999 represents the remaining contingent portion which is to be paid over the applicable consideration period. Of this amount, $29,000 was payable in the first quarter of 2000.

9.    RETIREMENT PLAN

      The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Total authorized contributions under the matching contribution feature of the Plan were approximately $58,000 in 1999 and $62,000 in 1998.There were no discretionary contributions in these years.

      In accordance with the retirement plan and trust, as amended, such authorized contributions and the resulting annual expense can be reduced by forfeitures by terminated employees of unvested amounts of prior years' contributions. Forfeitures of $10,000 and $37,000 were utilized to reduce annual expenses in 1999 and 1998, respectively.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


10.   INCOME TAXES

      The components of the Company's net deferred tax asset account are as follows as of December 26, 1999 and December 27, 1998:

                                                                  1999               1998
                                                             --------------     -------------
             Acquisition NOL and tax credit carryforward     $      306,000     $     317,100
             NOL carryforward                                     1,300,000         1,225,000
             Tax credit carryforward                                189,000           190,000
             Allowance for doubtful accounts                         17,500            17,500
             Depreciation and amortization                           46,500            57,000
             Inventory valuation reserve                            110,000           140,000
             Accrued employee benefit costs                          40,000            40,000
             Lease settlement accrual                                43,000            75,000
             Other                                                   (8,500)               --
             Valuation Reserve                                   (2,043,500)       (2,061,600)
                                                             --------------     -------------
                Net Deferred Tax Asset                       $          -0-     $          -0-
                                                             ==============     =============

      As a result of an acquisition, the Company has net operating loss ("NOL") and tax credit carryforwards of approximately $726,000 and $52,000, respectively, that are available, subject to certain limitations,to offset future book and taxable income and taxes payable. The net operating loss expires in 2001 and 2002 and the tax credits expire in 2000 and 2001.

      The Company  also  has  a  regular  NOL  of  $3,700,000   and  tax  credit
      carryforwards of $189,000 that are available, subject to certain limitations, to offset future book income and taxes payable.The NOL begins to expire in 2008 and the tax credit carryforwards expire through 2018.

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

      The Company recorded no benefit or provision for income taxes in 1999 or 1998.

11.   STOCK OPTION AND STOCK BONUS PLANS; OTHER STOCK OPTIONS

      The Company adopted a 1999 Stock Option and Appreciation Rights Plan("1999 Plan")in November 1999. This plan reserves 300,000 shares of the Company's unissued shares for option and SAR grants. This plan expires in 2009. No options or SARs were granted in 1999. Options, which may be tax qualified ("ISOs") and non-qualified ("NSOs"),are exercisable for a period of up to 10 years at prices at or above market price as established on the date of grant. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares to which the rights were awarded. Increases and decreases in the market price of the

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


      stock also cause an increase in or reduction to plan expense to record the impact of the SARs outstanding.

      The Company has a 1998 Stock Option and Appreciation Rights Plan ("1998 Plan") which reserves 300,000 shares of the Company's unissued shares for options and SAR grants. This plan is similar to the 1999 Plan. This plan expires in 2008. There are no SARs outstanding.

                                   NUMBER OF SHARES     PRICE PER SHARE
                                   ----------------     ---------------
      Outstanding, 12/27/98                   0             $    -
         Granted                        132,500             $    1.00
         Canceled                            --                  -
                                   ----------------
      Outstanding, 12/26/99             132,500             $    1.00
                                   ================
      Exercisable, 12/26/99              80,000             $    1.00
                                   ================

      The Company has a 1996 Stock Option and Appreciation Rights Plan ("1996 Plan") which reserves 300,000 shares of the Company's unissued shares for option and SAR grants. This plan expires in 2006. This plan is similar to the 1999 and 1998 plans. There are no SARs outstanding.

                                   NUMBER OF SHARES        PRICE PER SHARE
                                   ----------------     ---------------------
     Outstanding, 12/28/97              245,000         $   1.00  -  $   3.00
         Granted                         18,500         $   1.00
         Canceled                        (7,200)        $   1.00  -  $   3.00
                                   ----------------
     Outstanding, 12/27/98              256,300         $   1.00  -  $   3.00
         Granted                         46,350         $   1.00
         Canceled                       (14,200)        $   1.00  -  $   3.00
                                   ----------------
     Outstanding, 12/26/99              288,450         $   1.00  -  $   3.00
                                   ================
     Exercisable, 12/26/99              282,350         $   1.00  -  $   3.00
                                   ================

      The weighted average price for options outstanding and exercisable was $1.29 and $1.30, respectively. The weighted average life for options outstanding and exercisable was 6.9 years.

      An earlier Option and Stock Appreciation Rights Plan expired in 1997. Outstanding ISO or NSO options previously granted are exercisable through January 30, 2007. The activity in this plan for the last two years is as follows.

                                   NUMBER OF SHARES        PRICE PER SHARE
                                   ----------------     ---------------------
     Outstanding, 12/28/97              676,850         $   2.50  -  $   3.08
         Canceled/Expired               (25,600)        $   2.50  -  $   3.50
                                   ----------------
     Outstanding, 12/27/98              651,250         $   2.52  -  $   3.08
         Canceled/Expired              (101,600)        $   2.52  -  $   3.08
                                   ----------------
     Outstanding, 12/26/99              549,650         $   2.94  -  $   3.00
                                   ================
     Exercisable, 12/26/99              549,650         $   2.94  -  $   3.00
                                   ================

                                       45

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998


      The weighted average price for options outstanding and exercisable was $3.00. The weighted average life for options outstanding and exercisable was 2.3 years. Since this Plan expired in 1997, there are no shares available for future grants. There are no SARs outstanding.

      The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company's unissued shares for awards.There were no shares awarded in 1999. There were 18,000 shares awarded to four directors of the Company in 1998. As of December 26, 1999, there were 4,050 shares available for award under the Plan.

      In July 1994, the Company issued an option for 125,000 shares of unregistered common stock under a lease settlement (see Note 8).The option is exercisable through December 31, 2004 at an exercise price of $2.00 per share. The option price is subject to adjustment under anti-dilution provisions of the option agreement. The optionholders have certain registration rights for these shares of common stock.

      In 1998, the Company issued non-qualified options for 75,000 shares directly to its President.

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

      SFAS No.123 allows an entity to continue to use the intrinsic value method and management has elected to do so. However, entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation costs may not be representative of the cost to be expected in future years. Accordingly, net income (loss) and earnings (loss) per share would be as follows:


            YEAR
            ENDED                 AS REPORTED                 PRO FORMA
          ---------    --------------------------    -------------------------
                           NET             PER            NET            PER
                       INCOME (LOSS)      SHARE      INCOME (LOSS)      SHARE
                       -------------   ----------    -------------   ---------
            1999       $      44,768   $     0.01    $    (271,636)  $   (0.06)

            1998       $    (117,732)  $    (0.03)   $    (455,530)  $   (0.11)


                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants since 1997: no dividend yield, 70 percent volatility, risk-free interest rates approximating 5.7 percent and expected lives of 3 years for 1998 calculation and 6 to 10 years for 1997 calculation. The weighted average grant date fair value of the options issued in 1999 and 1998 was approximately $0.50 and $0.71, respectively.

11.   COMMON STOCK; WARRANTS; PREFERRED STOCK

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

      The Company has reserved approximately 214,000 shares of common stock in connection with the convertible debentures and the possible exercise of all such warrants.

      In January 1997, a class of preferred stock was approved by the shareholders. The Company's Articles of Incorporation were amended to authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In June 1997, the Board designated 2,500 shares of such preferred stock as Series A with a $100 liquidation value and an 8% annual dividend. These preferred shares were convertible into shares of Essex common stock at the greater of $0.50 per share or market value. There were 1,200 shares of preferred stock issued in 1997. The preferred stock was converted into 245,796 shares of common stock in 1998.

                         CONSENT OF INDEPENDENT AUDITORS

     As independent auditors, we hereby consent to the incorporation of our report dated March 16, 2000, included in this Form 10-KSB, into Essex
Corporation's previously filed Registration Statement on Form S-8, File No. 33-47900.

                                                       Stegman & Company

Baltimore, Maryland
March 16, 2000