Form 10QSB
period 2000-03-26
ESSEX CORPORATION
filed 2000-05-03
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2000

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

YES           X     NO
           -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                               Outstanding
                  Class                                      at March 26, 2000
                  -----                                      -----------------
Common Stock, par value $0.10 per share                          4,397,861

Transitional Small Business Disclosure Format (Check One);

YES                 NO           X
           -----               ---

                               ESSEX CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 26, 1999.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                       March 26,          December 26,
                                                         2000                 1999
                                                   ---------------      ---------------
                                                     (unaudited)           (audited)
ASSETS

Current Assets
     Cash                                          $       721,362      $       502,663
     Accounts receivable, net                              504,404              645,564
     Inventory                                             184,821              180,178
     Prepayments and other                                  51,239               46,795
                                                   ----------------     ---------------
                                                         1,461,826            1,375,200
                                                   ----------------     ---------------

Property and Equipment
     Production and special equipment                      726,745              729,974
     Furniture, equipment and other                        238,607              240,095
                                                   ----------------     ---------------
                                                           965,352              970,069
     Accumulated depreciation and amortization            (908,278)            (905,185)
                                                   ----------------     ---------------
                                                            57,074               64,884
                                                   ----------------     ---------------

Other Assets
     Patents, net                                          133,938              137,658
     Other                                                  27,567               31,549
                                                   ----------------     ---------------
                                                           161,505              169,207
                                                   ----------------     ---------------

TOTAL ASSETS                                       $     1,680,405      $     1,609,291
------------
                                                   ================     ===============
                                                   ================     ===============

The accompanying notes are an integral part of these statements.

                                       3

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                  March 26,        December 26,
                                                                    2000               1999
                                                              ---------------    ---------------
                                                                (unaudited)         (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Advance from accounts receivable financing               $        21,377    $        59,470
     Accounts payable                                                 128,527             78,339
     Accrued wages and vacation                                       242,347            160,932
     Accrued lease settlement                                         123,448            123,448
     10% convertible collateralized debentures                        375,714            375,714
     Other accrued expenses                                           180,785            193,182
                                                              ---------------    ---------------
                                                                    1,072,198            991,085

Long-term Debt

     Capital leases, net of current portion                             6,930              8,316
                                                              ---------------    ---------------
                                                              ---------------    ---------------

     Total Liabilities                                              1,079,128            999,401
                                                              ---------------    ---------------

Commitments and Contingencies (Note 4)

Stockholders' Equity
     Common stock, $0.10 par value; 25 million shares
      authorized; 4,397,861 shares issued and outstanding
                                                                      439,786            439,786
     Redeemable preferred stock, $0.01 par value;
      1 million total shares authorized; 2,500 shares
      of Series A authorized, $100 liquidation value,
      no shares outstanding
                                                                           --                 --
     Additional paid-in capital                                     5,634,234          5,634,234
     Accumulated deficit                                           (5,472,743)        (5,464,130)
                                                              ---------------    ---------------
                                                                      601,277            609,890
                                                              ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              $     1,680,405    $     1,609,291
                                                              ===============    ===============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 26, 2000 AND MARCH 28, 1999

                                                             2000                1999
                                                        ---------------     --------------
                                                          (unaudited)         (unaudited)

Revenues                                                $      975,423      $      965,762
Costs of goods sold and services provided                     (423,523)           (505,149)
Selling, general and administrative expenses                  (552,304)           (597,647)
                                                        --------------      --------------

         Operating Loss                                           (404)           (137,034)

Interest expense, net and debenture financing
 amortization
                                                                (8,209)            (12,293)
                                                        --------------      --------------
                                                        --------------      --------------

Loss Before Income Taxes                                        (8,613)           (149,327)

Provision for income taxes                                          --                  --
                                                        --------------      --------------

Net Loss                                                $       (8,613)     $     (149,327)
                                                        ==============      ==============
                                                        ==============      ==============

Weighted Average Number of Shares Outstanding                4,397,861           4,397,861
                                                        ==============      ==============
                                                        ==============      ==============

Basic Loss Per Share                                    $        (0.00)     $        (0.03)
                                                        ==============      ==============

Diluted Loss Per Share                                  $        (0.00)     $        (0.03)
                                                        ==============      ==============

The accompanying notes are an integral part of these statements.

                                       5

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 26, 2000 AND MARCH 28, 1999

                                                              2000               1999
                                                        --------------     ---------------
                                                          (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             $      (8,613)     $     (149,327)
   Adjustments to reconcile Net Loss to
   Net Cash Provided By (Used In) Operating
    Activities:

      Depreciation and amortization                            13,274              28,693
      Gain on sale/retirement of fixed assets                  (4,986)                 --

   Change in Assets and Liabilities:
      Accounts receivable                                     141,160            (116,327)
      Inventory                                                (4,643)               (297)
      Prepayments and other assets                             (2,206)            (23,259)
      Accounts Payable                                         50,188              25,954
      Other Liabilities                                        78,193              34,667
                                                        -------------      --------------

   Net Cash Provided By (Used In) Operating
    Activities
                                                              262,367            (199,896)
                                                        -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                            --              (8,103)
    Proceeds from sale of fixed assets                          4,986                  --
                                                        -------------      --------------

    Net Cash Provided By (Used In) Investing
     Activities                                                 4,986              (8,103)
                                                        -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Short-term repayments (borrowings), net                   (38,093)             14,016
    Payment of capital lease obligations                      (10,561)             (4,057)
                                                        -------------      --------------

    Net Cash (Used In ) Provided By Financing
     Activities                                               (48,654)              9,959
                                                        -------------      --------------

CASH AND CASH EQUIVALENTS
    Net increase (decrease)                                   218,699            (198,040)
    Balance - beginning of period                             502,663             543,538
                                                        -------------      --------------
    Balance - end of period                             $     721,362      $      345,498
                                                        =============      ==============

The accompanying notes are an integral part of these statements.

                                       6

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:  General

Fiscal Year and Presentation

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. 2000 is a 53-week fiscal year. 1999 was a 52-week fiscal year. Certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

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

Important Business Risk Factors

The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. In recent years, the Company's business had been principally commercial in the satellite communications (SatCom) business area. This work substantially ended in December 1999.

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

The Company is seeking additional funds from private financing markets to finance optoelectronic operations and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Failure to commercialize or further significant delays in the commercialization of the Company's optoelectronic products would have a significant adverse effect on the Company's future operating results and future financial position; however, the Company believes that in such event it could successfully manage and reduce cash requirements for operations by curtailing expenditures in optoelectronics operations (including general and administrative expenses), although there can be no assurances in this regard.

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were anti dilutive in both periods.

                               ESSEX CORPORATION

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $21,000 as of March 26, 2000 and $59,000 as of December 26, 1999.

NOTE 4:  Commitments and Contingencies

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement, the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $123,000 accrual as of March 26, 2000 represents the remaining contingent portion which is to be paid over the applicable consideration period. Of this amount, $30,000 was paid in April 2000.

NOTE 5:  Common Stock; Warrants; Preferred Stock

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

A class of preferred stock is approved by the shareholders. The Company's Articles of Incorporation authorize a class of preferred stock, 1 million shares, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. No preferred shares are currently outstanding.

NOTE 6:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 7:  Statements of Cash Flows - Supplemental Disclosure

In 1999, the Company entered into capital leases for new equipment for $127,000. There were no new capital leases entered into in the first quarter of 2000.

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

STATUS

The Company's revenues historically have come from satellite telecommunications and optoelectronics business programs and contracts. The telecommunications work was principally with one major customer, Motorola, and was approximately 45% ($2.2 million) of the Company's revenues for 1999. This telecommunications work substantially ended in December 1999.

The Company's current business is coming from applications of its proprietary optoelectronics technology and products. Work based on the patented ImSyn(TM) Processor has increased with the award of a group of contracts funded under Small Business Innovation Research (SBIR) and other research programs by the Army, Navy, DARPA and DOD since October 1999. Aggregate multi-year funding expected under the terms of the four contracts is $2,430,000. Such work is generally incrementally funded and spans 1-2 years. The increase in this work has only partially offset the decline in telecommunications revenues.

The Company has been unable to maintain programs of sufficient volume and to expand such work to consistently achieve a breakeven or better level of operations on such revenues. While the Company was able to operate profitably in the last three quarters of 1999, the Company's backlog of work in 2000 is not yet sufficient to maintain a breakeven or better level of operations. Since early 1997, the Company has continued development and product improvement of its initial ImSyn(TM) optoelectronic processor to the extent possible from internal funds. The processor is a combination of digital and optical componentry. Problems in the reliability and performance of certain digital components as well as the combination of such state-of-the-art subassemblies caused delays in the availability of the ImSyn(TM) processor to potential early users and customers. Four units were completed and available in 1998. These first-designed units need to be upgraded with higher speed electronic circuits, requiring hardware and software changes and retesting and recalibrating of unit performance. The lack of upgraded units for initial user testing and evaluation has hindered potential sales and revenues, and delayed inventory turnover. The Company has established significant reserves against its ImSyn(TM) inventory for such changes and delays in the sale of these first units. The Company is working to reduce the deficit from operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial improvements have been achieved.

                               ESSEX CORPORATION

The Company continues to work with investment groups that have expressed interest in an international venture to pursue commercial applications of 3D ground penetrating radar. The proposed project would apply the patented ImSyn(TM) Processor and the Company's proprietary holographic Virtual Lens Sensor Technology(TM). Data on the location and condition of underground utilities, transportation subgrades and construction sites would be collected, processed, interpreted and archived in its data warehouse. Infrastructure and natural resources business subscribers would access it through the enterprise's broadband business-to-business network on the public internet. Success in financing and launching the enterprise is not assured.

REVENUES

Revenues were $975,000 and $966,000 for the first quarters of 2000 and 1999, respectively. The first quarter 2000 revenues include approximately $148,000 for recovery of excess indirect costs on a government contract completed in 1994. There was no such transaction in the first quarter of 1999. Without this recovery, first quarter 2000 revenues would have been $827,000 or 14% lower than the first quarter of 1999. The decline in revenues is due to the substantial completion of work for Motorola by December 1999. The Company's work for Motorola for the Iridium and other communication systems accounted for revenues of $79,000 and $699,000 in the first quarters of 2000 and 1999, respectively. This represented 8% and 72% of total revenues for the first quarters of 2000 and 1999, respectively.

Increased work in the optoelectronics computer systems area partially offset the decline in SatCom revenues during the first quarter of 2000. Such revenues were $680,000 in the first quarter of 2000 compared to $267,000 in the first quarter of 1999. As of March 26, 2000, the Company had a backlog on programs related to services and applications of optoelectronic computers of approximately $2,188,000, up from $723,000 at December 26, 1999. The Company had no firm orders for ImSyn(TM) units as of the date of this report.

INCOME (LOSS)

There was an operating loss of $400 and $137,000 in the first quarters of 2000 and 1999, respectively. There was a net loss of $9,000 and $149,000 in the first quarters of 2000 and 1999, respectively. Without the approximately $148,000 recovery of excess costs on a previously completed contract, the first quarter 2000 operating and bottom line losses would have been comparable with 1999 first quarter results. Cost of goods sold and services provided as a percentage of revenues (excluding revenue from recovery of prior year excess costs) for the first quarter of 2000 was 51.2%, which was slightly lower than the 52.3% in 1999. The Company has curtailed selling, general and administrative expenses ("SG&A") where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services. The high SG&A expenses contributed to the operating losses in the first quarters of 1999 and 2000.

CORPORATE MATTERS

In 2000, the Company's interest expense declined due to lower average accounts receivable financings under its working capital financing agreement. Total interest expense and debenture financing amortization costs were $8,000 in the first quarter of 2000 compared to $12,000 in the same period of 1999.

                               ESSEX CORPORATION

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first quarter of 2000 or 1999.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:


                                         SELECTED FINANCIAL DATA ($ Thousands)

                                                          AS OF
                                    -----------------------------------------------


                                     March 26,      December 26,      March 28,
                                        2000            1999             1999
                                    -----------     ------------     ------------
                                    (unaudited)       (audited)      (unaudited)


Total Assets                        $     1,680     $      1,609     $      1,702
                                    ===========     ============     ============

Working Capital                     $       390     $        384     $        536
                                    ===========     ============     ============

Current Ratio                            1.36:1           1.39:1           1.59:1
                                    ===========     ============     ============

Advance from Accounts Receivable
   Financing                        $        21     $         59     $        178
Convertible Debentures                      376              376              376
Current and Long-Term Capital Leases         13               23                1
                                    -----------     ------------     ------------
      Total Debt/Financing          $       410     $        458     $        555
                                    ===========     ============     ============

Stockholders' Equity                $       601     $        610     $        416
                                    ===========     ============     ============


The Company experienced a decrease in its working capital and current ratio at March 26, 2000 as compared to March 28, 1999. The decrease was primarily due to the reclassification of the convertible debentures to a current liability as the debentures are due in November 2000. The Company's working capital and current ratios were relatively unchanged from December 1999.

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

                               ESSEX CORPORATION

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

The Company has approximately $185,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and primarily consists of finished goods and purchased parts. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for such units as of the date of this report.

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $21,000 as of March 26, 2000.

Effective July 1994, the Company settled a legal dispute with a former landlord. There is a $123,000 accrual as of March 26, 2000 which represents the remaining contingent portion to be paid over the applicable consideration period. Under the Settlement Agreement, the Company remains liable for such contingent cash payments from 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. Of the remaining $123,000 amount, $30,000 was paid in April 2000.

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

Date:  May 3, 2000

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