Form 10QSB
period 2000-06-25
ESSEX CORPORATION
filed 2000-08-08
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 2000

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

                                                                  Outstanding
                  Class                                        at June 25, 2000
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

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                           June 25,         December 26,
                                                             2000               1999
                                                     -----------------    ----------------
                                                         (unaudited)          (audited)
ASSETS

Current Assets
         Cash                                        $       633,846      $       502,663
         Accounts receivable, net                            413,265              645,564
         Inventory                                           139,857              180,178
         Prepayments and other                                47,605               46,795
                                                     ---------------      ---------------
                                                           1,234,573            1,375,200
                                                     ---------------      ---------------

Property and Equipment
         Production and special equipment                    724,700              729,974
         Furniture, equipment and other                      238,289              240,095
                                                     ---------------      ---------------
                                                             962,989              970,069
         Accumulated depreciation and amortization          (907,464)            (905,185)
                                                     ---------------      ---------------
                                                              55,525               64,884
                                                     ---------------      ---------------

Other Assets
         Patents, net                                        130,218              137,658
         Other                                                21,713               31,549
                                                     ---------------      ---------------
                                                             151,931              169,207
                                                     ---------------      ---------------

TOTAL ASSETS                                          $    1,442,029      $     1,609,291
------------
                                                     ===============      ===============
                                                     ===============      ===============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                             June 25,          December 26,
                                                               2000                1999
                                                        -------------------  ----------------
                                                            (unaudited)         (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Advance from accounts receivable financing     $        84,651      $       59,470
         Accounts payable                                       160,291              78,339
         Accrued wages and vacation                             159,421             160,932
         Accrued lease settlement                                92,766             123,448
         10% convertible collateralized debentures              375,714             375,714
         Other accrued expenses                                 138,022             193,182
                                                        ---------------      --------------
                                                              1,010,865             991,085

Long-term Debt
         Capital leases, net of current portion                   5,544               8,316
                                                        ---------------      --------------


         Total Liabilities                                    1,016,409             999,401
                                                        ---------------      --------------

Commitments and Contingencies (Note 4)

Stockholders' Equity
         Common stock, $0.10 par value; 25 million
           shares authorized; 4,397,861 shares issued
           and outstanding                                      439,786             439,786
         Redeemable preferred stock, $0.01 par
           value; 1 million total shares authorized;
           2,500 shares of Series A authorized, $100
           liquidation value, no shares outstanding                  --                  --
         Additional paid-in capital                           5,634,234           5,634,234
         Accumulated deficit                                 (5,648,400)         (5,464,130)
                                                        ---------------      --------------
                                                                425,620             609,890
                                                        ---------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        $     1,442,029      $    1,609,291
                                                        ===============      ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 25, 2000 AND JUNE 27, 1999


                                                           2000                1999
                                                     ----------------    ----------------
                                                        (unaudited)         (unaudited)

Revenues                                             $     1,773,146     $     2,209,582
Costs of goods sold and services provided                   (913,841)         (1,143,981)
Selling, general and administrative expenses              (1,029,166)         (1,167,698)
                                                     ---------------     ---------------

         Operating Loss                                     (169,861)           (102,097)

Interest expense, net and debenture financing
  amortization
                                                             (14,409)            (27,977)
                                                     ---------------     ---------------
                                                     ---------------     ---------------

Loss Before Income Taxes                                    (184,270)           (130,074)

Provision for income taxes                                        --                  --
                                                     ---------------     ---------------

Net Loss                                             $      (184,270)    $      (130,074)
                                                     ===============     ===============
                                                     ===============     ===============

Weighted Average Number of Shares Outstanding              4,397,861           4,397,861
                                                     ===============     ===============
                                                     ===============     ===============

Basic Loss Per Share                                 $         (0.04)    $         (0.03)
                                                     ===============     ===============
                                                     ===============     ===============

Diluted Loss Per Share                               $         (0.04)    $         (0.03)
                                                     ===============     ===============
                                                     ===============     ===============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 25, 2000 AND JUNE 27, 1999


                                                            2000                1999
                                                      ----------------    ----------------
                                                         (unaudited)         (unaudited)

Revenues                                              $       797,723     $     1,243,820
Costs of goods sold and services provided                    (490,318)           (638,832)
Selling, general and administrative expenses                 (476,862)           (570,051)
                                                      ---------------     ---------------

         Operating Income (Loss)                             (169,457)             34,937

Interest expense, net and debenture financing
  amortization
                                                               (6,200)            (15,684)
                                                      ---------------     ---------------
                                                      ---------------     ---------------

Income (Loss) Before Income Taxes                            (175,657)             19,253

Provision for income taxes                                         --                  --
                                                      ---------------     ---------------

Net Income (Loss)                                     $      (175,657)    $        19,253
                                                      ===============     ===============
                                                      ===============     ===============

Weighted Average Number of Shares Outstanding               4,397,861           4,397,861
                                                      ===============     ===============
                                                      ===============     ===============

Basic Earnings (Loss) Per Share                       $         (0.04)    $          0.00
                                                      ===============     ===============
                                                      ===============     ===============

Diluted Earnings (Loss) Per Share                     $         (0.04)    $          0.00
                                                      ===============     ===============
                                                      ===============     ===============



The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 25, 2000 AND JUNE 27, 1999

                                                            2000                1999
                                                       --------------     ---------------
                                                         (unaudited)        (unaudited)
Cash Flows From Operating Activities:
   Net Loss                                            $    (184,270)     $    (130,074)
   Adjustments to reconcile Net Loss to Net Cash
     Provided By (Used In) Operating Activities:

      Depreciation and amortization                           26,636             83,278
      Inventory valuation reserve                             25,000                 --
      Gain on sale/retirement of fixed assets                 (5,306)              (740)

   Change in Assets and Liabilities:
      Accounts receivable                                    232,299           (212,168)
      Inventory                                               15,321             (2,797)
      Prepayments and other assets                             5,538             13,528
      Accounts Payable                                        81,952             53,592
      Other Liabilities                                      (47,496)           (49,226)
      Accrued lease settlement expense                       (30,682)                --
                                                       -------------      -------------

    Net Cash Provided By (Used In) Operating
      Activities
                                                             118,992           (244,607)
                                                       -------------      -------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                       (6,349)           (15,454)
    Proceeds from sale of fixed assets                         5,306              1,554
                                                       -------------      -------------
                                                       -------------      -------------

    Net Cash Used In Investing Activities                     (1,043)           (13,900)
                                                       -------------      -------------
                                                       -------------      -------------

Cash Flows From Financing Activities:
    Short-term borrowings (repayments), net                   25,181             79,427
    Payment of capital lease obligations                     (11,947)           (50,524)
                                                       -------------      -------------
                                                       -------------      -------------

    Net Cash Provided By Financing Activities                 13,234             28,903
                                                       -------------      -------------
                                                       -------------      -------------

Cash and Cash Equivalents
    Net increase (decrease)                                  131,183           (229,604)
    Balance - beginning of period                            502,663            543,538
                                                       -------------      -------------
                                                       -------------      -------------
    Balance - end of period                            $     633,846      $     313,934
                                                       =============      =============
                                                       =============      =============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:  General

Fiscal Year and Presentation

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. Year 2000 is a 53-week fiscal year. Year 1999 was a 52-week fiscal year. Certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

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

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families. These are fiberoptic Hyperfine Wave Division Multiplex channelizers
(HWDM) and wireless Optimal Code Division Multiple Access Receivers (OCDMAR). The Company is seeking financing to prosecute its programs to capitalize upon these inventions. The Company is in discussions with several parties. The Company is unable to predict the outcome of these discussions or the terms under which such financing could be obtained.

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were anti-dilutive or immaterial in all periods.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $85,000 as of June 25, 2000 and $59,000 as of December 26, 1999.

NOTE 4:  Commitments and Contingencies

Effective July 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement, the Company remains liable for $93,000 of contingent cash payments from 25% of future earnings (as defined) and 10-15% of the net proceeds from the future sale of stock or operating assets. The period for computation of such contingent payments ends December 2004.

NOTE 5:  Common Stock; Warrants; Preferred Stock

In connection with the outstanding 10% Convertible Collateralized Debentures due November 30, 2000, the Company has reserved approximately 107,000 shares of common stock for conversion at $3.50 per share. In addition, the Company has issued warrants to the broker/dealer for 28,571 shares of common stock. The warrants are exercisable through December 1, 2000 at a price of $3.50 per share, subject to adjustment under anti-dilution provisions of the Warrant Agreement. The warrant holders have certain registration rights for these shares of common stock. The Company has also issued warrants for 78,400 shares to the purchasers of the Debentures under essentially the same terms and conditions as the warrants issued to the broker/dealer. The Company has reserved approximately 214,000 shares of common stock in connection with the convertible debentures and the possible exercise of all such warrants.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

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

NOTE 7:  Statements of Cash Flows - Supplemental Disclosure

In the first half of 1999, the Company entered into a capital lease for new equipment for $110,000. There were no new capital leases entered into in the first half of 2000.

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

STATUS

The Company's revenues in recent years have come from satellite telecommunications (SatCom) and optoelectronics business programs and contracts. The SatCom work was principally with one major customer, Motorola, and was approximately 45% ($2.2 million) of the Company's revenues for 1999. This SatCom work substantially ended in December 1999.

The Company's revenues during 2000 principally derive from applications of its proprietary optoelectronics technology and products. Work based on the patented ImSyn(TM) Processor has increased with the award of a group of contracts funded under Small Business Innovation Research (SBIR) and other research programs by the Army, Navy, DARPA and DOD since October 1999. Aggregate multi-year funding expected under the terms of the four contracts is $2.1-2.2 million. Such work is generally incrementally funded and spans 1-2 years. The increase in this work has only partially offset the decline in telecommunications revenues.

The Company has recently begun new work on a 6-month, $343,000 program for Motorola. The Company is performing modeling and simulation systems engineering on a Motorola terrestrial wireless infrastructure telecommunications application.

The Company has been unable to maintain sufficient program volume and to expand such work consistently to achieve a breakeven or better level of operations on such revenues. While the Company was able to operate profitably in the last three quarters of 1999, the Company's backlog of work in 2000 is not yet sufficient to maintain a breakeven or better level of operations. The Company is working to reduce the deficit from operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial improvements have been achieved.

Since early 1997, the Company has continued development and product improvement of its initial ImSyn(TM) optoelectronic processor to the extent possible from internal funds. The processor is a combination of digital and optical componentry. Problems in the reliability and performance of initially selected digital components as well as the combination of such state-of-the-art subassemblies caused delays in the availability of the ImSyn(TM) processor to potential early users and customers. Four units were completed and available in 1998. The Company has established

                               ESSEX CORPORATION

significant reserves against its ImSyn(TM) inventory for such changes and delays in the sale of these first units. The Company continues to pursue applications of its ImSyn(TM) Processor because it believes that the performance and economic potentials of the processor enable practical 3D holographic imaging for health care, biology, chip fabrication and national security.

Two earlier units were sold to National Defense Agencies. Those processors and another owned by the Company are in virtually continuous use performing processing on various Essex contracts and development activities. One unit is on loan to The Hospital of the University of Pennsylvania for use in specialized magnetic resonance imaging (MRI) research. The remaining first-designed units require upgrading with higher speed electronic circuits, hardware and software changes and retesting and recalibrating of unit performance. The lack of upgraded units for initial user testing and evaluation has hindered potential sales and revenues and delayed inventory turnover.

The Company's recently built and tested second generation, more robust optical module for its ImSyn(TM) Processor has met design objectives. This engineering model is operating with a first generation electronics package in an ImSyn Processor unit. It will be easier to fabricate than the first generation optical module. A second such optical unit will be built for use in a previously announced U.S. Navy synthetic aperture radar (SAR) program. This new optical module produces images in which peak signal exceeds background noise by 120 dB, 1000 times better than the performance of the original optical module. It also allows the optical system to operate four times faster. Higher speed digital input/output circuits are now being designed. The Company is seeking funding for the second generation electronics package which is expected to provide a 32-fold increase in system speed. Our simplified optical module is also more robust and easier to fabricate.

In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families. These are fiberoptic Hyperfine Wave Division Multiplex channelizers
(HWDM) and wireless Optimal Code Division Multiple Access Receivers (OCDMAR). The purpose of the HWDM is to increase the number of usable communications channels within a single optical fiber. The purpose of the OCDMAR is to increase capacity and improve voice and data quality of wireless systems. These invention filings arose from the Company's work and expertise in the optical devices and communications fields. The Company is seeking financing to prosecute its programs to capitalize upon these inventions.

The Company continues to seek investment groups to pursue commercial applications of 3D ground penetrating radar or to develop communication devices under the newly filed patent applications. The proposed ground penetrating radar project would apply the patented ImSyn(TM) Processor and the Company's proprietary holographic Virtual Lens Sensor Technology(TM). Data on the location and condition of underground utilities, transportation subgrades and construction sites would be collected, processed, interpreted and archived in its data warehouse. Infrastructure and natural resources business subscribers would access it through the enterprise's broadband business-to-business network on the public internet. Success in financing and launching such an enterprise is not assured.

Financing for completing the fiberoptic and wireless patent applications and development of working model and prototype devices is also being sought. The Company is in discussions with several parties. The Company is unable to predict the outcome of these discussions or the terms under which such financing could be obtained.

                               ESSEX CORPORATION

REVENUES

Revenues were $798,000 and $1,244,000 for the second quarters of 2000 and 1999, respectively. Revenues for the first half of 2000 were $1,773,000, a decrease of 20% over from the $2,210,000 in revenues for the first half of 1999. The first half 2000 revenues include approximately $148,000 for recovery of excess indirect costs on a government contract completed in 1994. There was no such transaction in the first half of 1999. The Company's work for Motorola for the Iridium and other cellular communication systems accounted for revenues of $243,000 and $1,444,000 in the first half of 2000 and 1999, respectively. This represented 14% and 65% of total revenues for the first half of 2000 and 1999, respectively.

Increased work in the optoelectronics computer systems area for U.S. Government customers partially offset the decline in commercial SatCom revenues during the first half of 2000. Such revenues were $1,281,000 in the first half of 2000 compared to $728,000 in the first half of 1999. As of June 25, 2000, the Company had a backlog on programs related to optoelectronic services and applications of approximately $1,620,000. This backlog was down from $2,188,000 at March 26, 2000 as no new awards were received during this second quarter period. The Company had no firm orders for ImSyn(TM) units as of the date of this report.

INCOME (LOSS)

There was an operating loss of $176,000 and operating income of $19,000 in the second quarters of 2000 and 1999, respectively. There were losses of $184,000 and $130,000 in the first half periods of 2000 and 1999, respectively. Cost of goods sold and services provided ("COGS") as a percentage of revenues (excluding revenue from recovery of prior year excess costs) for the first half of 2000 were 56.5% as compared to 51.8% in 1999. In the second quarter of 2000, COGS was 61.5% compared to 51.4% in the same period of 1999. COGS in 2000 reflects higher costs from precontract spending on anticipated new programs and increased inventory valuation reserve costs. COGS is generally higher on government work and profit margins are lower relative to commercial work. The contract mix shift from commercial to government work from 1999 to 2000 has had an impact upon COGS.

The Company has curtailed selling, general and administrative expenses ("SG&A") where possible while retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses. While SG&A expenses were approximately $139,000 or 12% lower in the first half of 2000 compared to the same period in 1999, the reduction was more than offset by the 20% decline in revenues. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic products and services and perform initial internal work on telecommunications patent filings. The high SG&A expenses contributed to the operating losses in the first half periods of 1999 and 2000.

CORPORATE MATTERS

In 2000, the Company's interest expense declined due to lower average accounts receivable financings under its working capital borrowing agreement. Total interest expense and debenture financing amortization costs were $14,000 in the first half of 2000 compared to $28,000 in the same period of 1999.

                               ESSEX CORPORATION

The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first half of 2000 or 1999.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                SELECTED FINANCIAL DATA ($ Thousands)
                                                                 AS OF
                                            ----------------------------------------------

                                              June 25,       December 26,       June 27,
                                                2000             1999             1999
                                            ------------     ------------     ------------
                                             (unaudited)       (audited)       (unaudited)

Total Assets                                $      1,442     $      1,609     $      1,794
                                            ============     ============     ============
                                            ============     ============     ============

Working Capital                             $        224     $        384     $        493
                                            ============     ============     ============
                                            ============     ============     ============

Current Ratio                                     1.22:1           1.39:1           1.50:1
                                            ============     ============     ============
                                            ============     ============     ============

Advance from Accounts Receivable
    Financing                               $         85     $         59     $        243
Convertible Debentures                               376              376              376
Current and Long-Term Capital Leases                  11               23               64
                                            ------------     ------------     ------------
         Total Debt/Financing               $        472     $        458     $        683
                                            ============     ============     ============
                                            ============     ============     ============

Stockholders' Equity                        $        426     $        610     $        435
                                            ============     ============     ============
                                            ============     ============     ============


The Company experienced a decrease in its working capital and current ratio at June 25, 2000 as compared to June 27, 1999. The decrease was primarily due to the reclassification of the convertible debentures to a current liability as the debentures are due in November 2000. The Company's working capital and current ratios at June 25, 2000 declined from December 1999 primarily due to the net loss experienced in the first half of 2000.

The Company has incurred losses over the last decade, primarily due to the development and marketing of its optoelectronics products and services. The Company has also experienced difficulty in sustaining revenue volume in the satellite communications (SatCom) systems business area.

The Company continues to seek additional funds under appropriate terms from private financing sources to finance development and to achieve desired product inventory levels and initial market penetration. The Company is also seeking to establish joint ventures or strategic partnerships with major industrial concerns to facilitate these goals. Further significant delays in the

                               ESSEX CORPORATION

commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

There are $376,000 of Convertible Debentures that are due November 30, 2000 for which no funds have been identified or set aside for payment. The Company may have to use all or a significant portion of its cash at that time to make the payoff of the debentures. The use of the Company's cash resources without securing alternative sources of liquidity would likely have a material adverse impact on the Company's liquidity. The Company is exploring various financing options including negotiating an extension of the final payoff date or restructuring of the debt, but is unable to predict the likelihood of success of such a negotiation or the terms of such an extension.

The Company has approximately $140,000 of inventory in current assets. This inventory is comprised of ImSyn(TM) optoelectronic processors and primarily consists of finished goods and purchased parts. Sales of such units will be necessary in order to maintain working capital liquidity. There are no firm orders for such units as of the date of this report.

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. Funds advanced were $85,000 as of June 25, 2000.

Effective July 1994, the Company settled a legal dispute with a former landlord. There is a $93,000 accrual as of June 25, 2000 which represents the remaining contingent portion to be paid over the applicable consideration period. Under the Settlement Agreement, the Company remains liable for such contingent cash payments from 25% of future earnings (as defined) and 10-15% of the net proceeds from the future sale of stock or operating assets. The period for computation of such contingent payments ends December 2004.

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

Date:  August 7, 2000

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