Form 10QSB
period 2000-09-24
ESSEX CORPORATION
filed 2000-10-27
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2000

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

YES   X     NO
    -----      -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                              Outstanding
                  Class                                  at September 24, 2000
                  -----                                  ---------------------
Common Stock, no par value per share                            4,399,361

Transitional Small Business Disclosure Format (Check One);

YES         NO   X
    -----      -----

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

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                        September 24,       December 26,
                                                             2000               1999
                                                       --------------      --------------
                                                         (unaudited)         (audited)
ASSETS

Current Assets
         Cash                                          $    1,334,124      $     502,663
         Accounts receivable, net                             317,355            645,564
         Inventory                                             49,857            180,178
         Prepayments and other                                 38,468             46,795
                                                       --------------      -------------
                                                            1,739,804          1,375,200
                                                       --------------      -------------

Property and Equipment
         Production and special equipment                     728,698            729,974
         Furniture, equipment and other                       243,381            240,095
                                                       --------------      -------------
                                                              972,079            970,069
         Accumulated depreciation and amortization           (915,603)          (905,185)
                                                       --------------      -------------
                                                               56,476             64,884
                                                       --------------      -------------

Other Assets
         Patents, net                                         135,290            137,658
         Other                                                119,969             31,549
                                                       --------------      -------------
                                                              255,259            169,207
                                                       --------------      -------------

TOTAL ASSETS                                           $    2,051,539      $   1,609,291
------------
                                                       ==============      =============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                    September 24,       December 26,
                                                                         2000               1999
                                                                   --------------     ----------------
                                                                     (unaudited)         (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Advance from accounts receivable financing                $           --     $        59,470
         Advances from customer                                           124,000                  --
         Accounts payable                                                  78,881              78,339
         Accrued wages and vacation                                       175,391             160,932
         Accrued lease settlement                                         107,766             123,448
         10% convertible collateralized debentures                        375,714             375,714
         Other accrued expenses                                           110,889             193,182
                                                                   --------------     ---------------
                                                                          972,641             991,085

Long-term Debt
         Capital leases, net of current portion                             4,158               8,316
                                                                   --------------     ---------------


         Total Liabilities                                                976,799             999,401
                                                                   --------------     ---------------

Stockholders' Equity
         Common stock, no par value; 25 million
           shares authorized; 4,399,361 and
           4,397,861 shares issued and outstanding
           for 2000 and 1999, respectively                              6,075,520           6,074,020
         Preferred stock, $0.01 par value; 1 million
           total shares authorized; 500,000 shares of
           Series B authorized, 250,000 shares
           outstanding                                                  1,000,000                  --
         Accumulated deficit                                           (6,000,780)         (5,464,130)
                                                                   --------------     ---------------
                                                                        1,074,740             609,890
                                                                   --------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    2,051,539     $     1,609,291
                                                                   ==============     ===============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION


                            STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999


                                                             2000               1999
                                                       --------------     --------------
                                                         (unaudited)        (unaudited)

Revenues                                               $    2,533,085     $    3,522,602
Costs of goods sold and services provided                  (1,344,867)        (1,846,832)
Selling, general and administrative expenses               (1,703,840)        (1,646,844)
                                                       --------------     --------------

         Operating (Loss) Income                             (515,622)            28,926

Interest expense, net and debenture financing
  amortization
                                                              (21,028)           (43,441)
                                                       --------------     --------------

Loss Before Income Taxes                                     (536,650)           (14,515)

Provision for income taxes                                         --                 --
                                                       --------------     --------------

Net Loss                                               $     (536,650)    $      (14,515)
                                                       ==============     ==============

Weighted Average Number of Shares Outstanding               4,443,682          4,397,861
                                                       ==============     ==============

Basic Loss Per Share                                   $        (0.12)    $        (0.00)
                                                       ==============     ==============

Diluted Loss Per Share                                 $        (0.12)    $        (0.00)
                                                       ==============     ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999


                                                             2000              1999
                                                       --------------     --------------
                                                         (unaudited)        (unaudited)

Revenues                                               $      759,939     $    1,313,020
Costs of goods sold and services provided                    (431,026)          (702,851)
Selling, general and administrative expenses                 (674,674)          (479,146)
                                                       --------------     --------------

         Operating (Loss) Income                             (345,761)           131,023

Interest expense, net and debenture financing
  amortization
                                                               (6,619)           (15,464)
                                                       --------------     --------------

Income (Loss) Before Income Taxes                            (352,380            115,559

Provision for income taxes                                         --                 --
                                                       --------------     --------------

Net Income (Loss)                                      $     (352,380)    $      115,559
                                                       ==============     ==============

Weighted Average Number of Shares Outstanding               4,535,323          4,397,861
                                                       ==============     ==============

Basic Earnings (Loss) Per Share                        $        (0.08)    $         0.03
                                                       ==============     ==============

Diluted Earnings (Loss) Per Share                      $        (0.08)    $         0.03
                                                       ==============     ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

                                                                    2000                1999
                                                              --------------      --------------
                                                                 (unaudited)        (unaudited)
Cash Flows From Operating Activities:
   Net Loss                                                   $     (536,650)     $      (14,515)
   Adjustments to reconcile Net Loss to Net Cash
     (Used In) Provided By Operating Activities:

      Depreciation and amortization                                   40,238             140,914
      Inventory valuation reserve                                    115,000              20,000
      Other                                                            7,529               2,793

   Change in Assets and Liabilities:
      Accounts receivable                                            328,209              13,450
      Inventory                                                       15,321              (2,028)
      Prepayments                                                      8,327              10,700
      Accounts Payable                                                   542             (51,001)
      Other Assets and Liabilities                                   (50,103)            102,245
      Accrued lease settlement expense                               (15,682)            (74,225)
                                                              --------------      --------------

    Net Cash (Used In) Provided By Operating Activities
                                                                     (87,269)            148,333
                                                              --------------      --------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                              (15,438)            (17,465)
    Proceeds from sale of fixed assets                                 5,471               1,625
                                                              --------------      --------------

    Net Cash Used In Investing Activities                             (9,967)            (15,840)
                                                              --------------      --------------

Cash Flows From Financing Activities:
    Sale of preferred stock                                        1,000,000                  --
    Sale of common stock                                               1,500                  --
    Short-term borrowings (repayments), net                          (59,470)           (120,081)
    Payment of capital lease obligations                             (13,333)            (79,434)
                                                              --------------      --------------

    Net Cash Provided By (Used In) Financing Activities
                                                                     928,697            (199,515)
                                                              --------------      --------------

Cash and Cash Equivalents
    Net increase (decrease)                                          831,461             (67,022)
    Balance - beginning of period                                    502,663             543,538
                                                              --------------      --------------
    Balance - end of period                                   $    1,334,124      $      476,516
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

Important Business Risk Factors

The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. In recent years, the Company's revenues had been principally from a commercial customer in the satellite communications (SatCom) business area. This work substantially ended in December 1999.

The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic Hyperfine Wave Division Multiplex channelizers (HWDM) and Wireless Optical Code Division Multiple Access Receivers (OCDMAR). In September 2000, the Company obtained $2 million in financing to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition, and ultimately market acceptance.

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period and common stock shares issuable upon required conversion of preferred stock. Common stock equivalents were anti-dilutive or immaterial in all periods for purposes of computing diluted earnings (loss) per share.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of September 24, 2000. There was $59,000 advanced as of December 26, 1999.

NOTE 4:  Common Stock; Warrants; Preferred Stock

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

The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B. There were 250,000 shares of Series B issued in September 2000 for $1 million. The remaining 250,000 are subscribed for at $1 million which will be paid in quarterly installments beginning December 2000. Each Series B share must be converted into 4 shares of common stock before September 12, 2002. The Series B has 51% voting rights, subject to certain terms and conditions, on all stockholder matters. No Series A preferred shares are currently outstanding.

In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants have a term of 5 years and can be exercised at a nominal price. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has reserved 4 million shares of common stock in connection with the convertible preferred stock and the possible exercise of the related common stock warrants.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 5:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 6:  Statements of Cash Flows - Supplemental Disclosure

In 1999, the Company entered into a capital lease for new equipment for $127,000. There were no new capital leases entered into in the first nine months of 2000.

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

STATUS

In September 2000 the Company closed on a private placement funding transaction. Under the terms of the funding, the Company received $1 million immediately and will receive another $1 million over the next 12 months. The investors received preferred stock that is initially convertible into 1 million shares of common stock. Additional preferred stock convertible into another 1 million common shares will be issued as payments are made. The investor group was also issued warrants for an additional 2 million shares of common stock. The warrants can be exercised for a nominal price under certain terms and conditions. See Notes to Interim Financial Statements for further details.

The  Company  will  use  the  funds   substantially   to  patent,   develop  and
commercialize its key leading-edge optical technologies, principally the fiberoptic Hyperfine Wave Division Multiplex channelizers (HWDM) and wireless Optical Code Division Multiple Access Receivers (OCDMAR). The Company began the internal work to support patent filings and the related development work on the technology devices during the third quarter of 2000. The purpose of the HWDM is to increase the number of usable communications channels within a single optical fiber. The purpose of the OCDMAR is to increase capacity and improve voice and data quality of wireless systems. These inventions arose from the Company's work and expertise in the optical devices and communications fields.

The development of these devices will require a diversion of labor resources from revenue generation over the next several quarters. The Company has begun to hire additional personnel to augment existing technical staff. Since the new capital will be invested in such research and development, the financial statements will reflect higher than normal expenses which will increase the Company's reported losses.

REVENUES

Revenues were $760,000 and $1,313,000 for the third quarters of 2000 and 1999, respectively. Revenues for the first thirty-nine week period of 2000 were $2,533,000, a decrease of 28% from the $3,523,000 in revenues for the first thirty-nine week period of 1999. The first thirty-nine week period of 2000 revenues include approximately $217,000 for recovery of excess indirect costs on

                               ESSEX CORPORATION

government contracts completed in prior years. There was no such transaction in the first thirty-nine week period of 1999. The Company's work for Motorola for the Iridium and other cellular communication systems accounted for revenues of $441,000 and $1,912,000 in the first three quarters of 2000 and 1999, respectively. This represented 17% and 54% of total revenues for the first three quarters of 2000 and 1999, respectively. This SatCom work substantially ended in December 1999. At September 24, 2000, the Company had a backlog of $532,000 in the communications area, up from $333,000 at June 25, 2000 as some new work was received.

Work in the optoelectronics computer systems area for U.S. Government customers declined from $875,000 in the third quarter of 1999 to $460,000 in the same period in 2000. Funding to continue a major optoelectronic program begun in early 1999 for a government customer has been delayed since March 2000. As previously discussed, there has also been a diversion of labor resources from revenue generation as personnel are being applied to internal telecommunications patent and development work. Overall, such optoelectronic program revenues were $1,729,000 in the first three quarters of 2000 compared to $1,610,000 in the first three quarters of 1999. As of September 24, 2000, the Company had a backlog on programs related to optoelectronic services and applications of approximately $1,182,000, down from $1,620,000 at June 25, 2000.

INCOME (LOSS)

There was an operating loss of $346,000 in the third quarter of 2000 as compared to operating income of $131,000 in the same period in 1999. There was an operating loss of $516,000 in the first thirty-nine week period of 2000 as compared to operating income of $29,000 in the same period of 1999. Cost of goods sold and services provided ("COGS") as a percentage of revenues (excluding revenue from recovery of prior year excess costs) for the first thirty-nine week period of 2000 were 58.1% as compared to 52.4% in 1999. COGS in 2000 reflects increased inventory valuation reserve costs and higher costs from precontract spending on anticipated new programs. COGS is generally higher on government work and profit margins are lower relative to commercial work. The contract mix shift from commercial to government work from 1999 to 2000 has had an adverse impact upon COGS.

Selling, general and administrative expenses ("SG&A") include the cost of retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses. In 2000, SG&A expenses remain high relative to the current revenue volume as the Company performs internal work on telecommunications patent filings and the related technology device development and seeks to commercialize its optoelectronic products and services. SG&A expenses contributed to the operating loss in the first thirty-nine week period of 2000 and reduced operating results in 1999. The 2000 SG&A expenses also include approximately $220,000 of expenses related to the September private placement.

CORPORATE MATTERS

In 2000, the Company's interest expense declined due to lower average accounts receivable financings under its working capital borrowing agreement. Total interest expense and debenture financing amortization costs were $21,000 in the first thirty-nine week period of 2000 compared to $43,000 in the same period of 1999.

                               ESSEX CORPORATION

The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first thirty-nine week period of 2000 or 1999.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:



                                                    SELECTED FINANCIAL DATA ($ Thousands)

                                                                   AS OF
                                             -------------------------------------------------


                                             September 24,     December 26,     September 26,

                                                 2000              1999              1999
                                             -------------    -------------     -------------
                                             (unaudited)        (audited)        (unaudited)


Total Assets                                 $       2,052    $       1,609     $       1,670
                                             =============    =============     =============

Working Capital                              $         767    $         384     $         658
                                             =============    =============     =============

Current Ratio                                       1.79:1           1.39:1            1.90:1
                                             =============    =============     =============

Advance from Accounts Receivables
    Financing                                $          --    $          59     $          44
Convertible Debentures                                 376              376               376
Current and Long-Term Capital Leases                    10               23                52
                                             -------------    -------------     -------------
         Total Debt/Financing                $         386    $         458     $         472
                                             =============    =============     =============

Stockholders' Equity                         $       1,075    $         610     $         551
                                             =============    =============     =============


In September 2000, the Company received $1 million in funds from the sale of 250,000 shares of Series B Preferred Stock. The Company will receive another $1 million from 4 quarterly payments beginning December 2000 in exchange for an additional 250,000 shares of Series B Preferred Stock. The funds are to be used primarily for the development of the optical telecommunications device technologies.

The Company experienced a significant increase in its working capital and current ratio at September 24, 2000 as compared to December 26, 1999. The improvement was primarily due to the net proceeds from the sale of the preferred stock. Such working capital and current ratios at September 24, 2000 were reduced by the net loss experienced in the first thirty-nine week period of 2000. Working capital and current ratios from December 1999 have also been negatively impacted by the reclassification of the convertible debentures to a current liability as the debentures are due November 30, 2000.

With regard to the $376,000 of convertible debentures, the Company is exploring various refinancing options. The Company does have sufficient cash balances to make the full payment, if necessary.

                               ESSEX CORPORATION

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of September 24, 2000.

The Company believes that it will be able to meet its remaining 2000 funding requirements and obligations from the aforementioned sources of revenue and capital.

The preceding paragraphs discussing the Company's financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of sales, inventory turnover, the magnitude of fixed costs and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict.

                               ESSEX CORPORATION

                           PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

     (a) and (b)    Not Applicable

     (c) As reported in the Company's Form 8-K filed on September 20, 2000, the Company issued 250,000 shares of Series B Preferred Stock to private investors on September 8, 2000 for $1 million. The remaining 250,000 shares are subscribed for at $1 million which will be paid in quarterly installments beginning December 2000. Each share of Series B Preferred is immediately convertible into 4 shares of common stock. The Series B Preferred will be automatically converted into common stock on September 12, 2002. The Series B Preferred has 51% voting rights, subject to certain terms and conditions, on all stockholder matters. In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the investors exercisable for an additional 2 million shares of common stock. The warrants have a term of 5 years and can be exercised at a nominal price. The warrants become exercisable as described in Note 4 of the Notes to Interim Financial Statements included in Part I of this Form 10-QSB, which description is incorporated herein by reference. The offer and sale of the Series B Preferred and the warrants was made by the Company in reliance upon the exemption from registration provided by
          Section 4(2) of the Securities Act and Regulation D promulgated thereunder. No placement agent or underwriter was involved in the sale of the Series B Preferred and the Company did not pay any commissions.

     (d)            Not Applicable

Item 6.       Exhibits and Report on Form 8-K

     (a)  Exhibits
          (i)    Exhibit 27 - Financial Data Schedule
                 27.1       Financial Data Schedule

     (b)  Reports on Form 8-K
          The Company filed an 8-K on September 20, 2000 reporting a change in control financing transaction whereby the Company would receive $2 million in exchange for convertible preferred stock and common stock warrants. The preferred stock has voting rights, subject to certain terms and conditions, equivalent to 51% of all common shares voting on all stockholder matters through September 12, 2002.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)


Date:  October 27, 2000             /s/ Joseph R. Kurry, Jr.
                        ---------------------------------------------------
                                        Joseph R. Kurry, Jr.
               Senior Vice President, Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)