Form 10KSB
period 2000-12-31
ESSEX CORPORATION
filed 2001-03-26
CIK 355199

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000         Commission File No. 0-10772

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
       None                                              None

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                      Common Stock, no par value per share

                              (Title of Each Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X       NO
                                                                ---         ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                              ---

State issuer's revenues for its most recent fiscal year. $3,255,500
                                                         ----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $13,615,459 as of March 6, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                           Outstanding at March 15, 2001
                  -----                           -----------------------------
Common Stock, no par value per share                        4,570,361

                       Documents Incorporated by Reference

                                      None

================================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB appears on page 32.

Transitional Small Business Disclosure Format              YES  X       NO
                                                               ---          ---

Table of Contents
FORM 10-KSB
Essex Corporation

                                     PART I

Item No.                                                                   Page

 --      Introductory Statement............................................  3
 1.      Description of Business...........................................  3
 2.      Description of Properties..........................................13
 3.      Legal Proceedings..................................................13
 4.      Submission of Matters to a Vote of Security Holders................13

                                     PART II

 5.      Market for Common Equity and Related Stockholder Matters...........14
 6.      Management's Discussion and Analysis or Plan of Operation..........14
 7.      Financial Statements...............................................19
 8.      Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure...............................................19

                                    PART III

 9.      Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................20
10.      Executive Compensation.............................................24
11.      Security Ownership of Certain Beneficial Owners and Management.....29
12.      Certain Relationships and Related Transactions.....................31
13.      Exhibits and Reports on Form 8-K...................................32

                                     PART I

INTRODUCTORY STATEMENT

     The information contained in this report pertains to the registrant, Essex Corporation (the "Company").

1.   DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

     The Company was incorporated in Virginia in 1969 and is headquartered in Columbia, MD. The Company is an optical and digital signal processing firm that is developing technologies, components, devices and systems that enable next-generation products in fast-growing areas of the telecommunications and microelectronics industries: fiber-optic transmission, wireless telecommunications, high-speed optoelectronic processors and advanced semiconductor chips. The Company's products and services incorporate advances achieved through more than two decades of pioneering work in developing high-throughput optoelectronic processors and receivers for image, signal and data processing, and advanced communications applications for U.S. intelligence organizations.

Commercial Focus

     The Company's optoelectronic-engineering team has applied its optical and digital signal processing experience to critical challenges in the telecommunications and advanced digital signal processing fields. As a result, Essex is developing three product lines that it believes have the potential to provide dramatic improvements in the speed, cost effectiveness and quality of service for next-generation systems in fiber-optic data transmission, wireless telecommunications and image processing. These products include:

1) An all-optical, all-passive technique, HyperFine Wave Division Multiplexing (HyperFine WDMTM), that significantly increases the number of channels and their combined bandwidth used for dense wave division multiplexing (DWDM). These characteristics make HyperFine particularly suitable for long-haul, metro and local area data transmission. In addition, other components in the HyperFine family of devices can be integrated into products throughout optical networks at very low cost, including add/drop multiplexors, all-optical switching and bandwidth-on-demand systems. HyperFine will fulfill the promise of fiber to the home (FTTH) and fiber to the office
     (FTTO), as well as provide for many other applications requiring up to 4000 narrow band channels per strand of optical fiber.

2) An optically enhanced digital signal processing technology, Optical Processor Enhanced Receiver Architecture (OPERATM), dramatically increases the quality of service and carrying capacity for Code Division Multiple Access (CDMA) wireless telecommunications systems. The OPERA technology can revolutionize 2.5G and 3G CDMA systems set for deployment starting in 2002 by eliminating the "near-far" interference problem and allowing significantly more channels (users) per base station.

3) A high-speed optoelectronic processor, Image Synthesis (ImSynTM), enabling extraordinarily fast processing of data for complex visual image systems including radar imaging, magnetic resonance imaging (MRI), microscopy and ultrawideband signal processing. The second generation ImSyn optoelectronic processor can accelerate computing speed for processing of large volumes of data by factors of up to one hundred times. Specifically, Essex has field tested a prototype ImSyn Processor with an MRI system and provided real time images.

Core Technical Expertise

     The Company's engineering-based approach to solving key bottlenecks for rapidly growing telecommunications-related industries has its roots in the Company's legacy of high-level classified work for the U.S. Government intelligence community. The leaders and key members of the Company's optoelectronic team invented and fielded successful products for use by the Intelligence Community before joining the Company. The Company's innovative and productive optoelectronic team is led by Chief Technical Officer, Terry Turpin. Mr. Turpin spent the first two decades of his career in the National Security Agency (NSA). His assignments included developing optoelectronic processors for fiber optic communications, signal processing, and CDMA telecommunications systems. Most of his career in NSA was spent in leading the optoelectronic team in designing and fielding engines to perform signal processing tasks well beyond the capabilities of conventional computing technology.

     The Company's special-purpose optoelectronic processors make use of the best-proven technology in both Optics and Electronics. Algorithms developed for carefully selected problems are designed to run optimally in state-of-the-art optical architectures. The Company's design strategy assures processors that are optimized for ease of use, speed and low power consumption. Practical solutions of many commercially valuable processing problems demand economical computing power provided only by this technology, either in stand-alone products or as fully compatible elements of digital systems.

     Essex has demonstrated its abilities to solve complex communications systems engineering challenges as a provider of design expertise and engineering software for Motorola's Iridium(R) and Teledesic(TM) communications systems. Over the past 6 months, the Company has focused its engineering team primarily on the development of purely commercial applications for its proprietary optoelectronic products and services. The Company has dedicated substantial capital to patent, develop and commercialize products in telecommunications-related sectors. In telecommunications, the state of infrastructure deployment and demand for new capacity has created large new markets for fast, efficient and high-bandwidth technologies such as those pioneered by Essex. The most commercially advanced of the new products under development by Essex include HyperFine WDMTM, OPERATM and a second generation ImSynTM. The Company currently has a wide array of additional optoelectronic technology under development whose commercial potential is regarded by management as significant.

BASIC PRODUCTS AND SERVICES

     The Company is developing products and services in the fiber optic networking, wireless telecommunications, and advanced digital signal processing industries. The Company's product development efforts integrate advanced concepts from the fields of photonics, signal processing and software engineering in the design of next generation products for the telecommunications and semiconductor industries. As a result of this integrated approach, Essex products will provide for greater bandwidth over existing fiber optic systems, improved transmission of wireless voice and data systems, and faster processing of large volumes of data for image
processing.   In  addition,   the  passive   nature  and  expected   inexpensive
manufacturing   process  for  the  Company's  core   technologies   promote  the
development of highly cost-effective devices and components for optical networking, and the deployment of new advanced-processing capabilities on silicon chips for applications in wireless communications devices and data processors. The current array of products and services that integrate the Company's core expertise include the following sectors of commercial activity.

Optical Networking

     Essex is developing  advanced  passive fiber optic  components and modules, with a focus on wave division multiplexing (WDM). WDM is a method of transmitting multiple communications channels, each at a different wavelength, through fiber optic cable. Multiple channels allow use of a greater amount of available bandwidth within the cable, and dramatically increase the communication carrying ability of fiber optic telecommunication systems.

     Each signal or "channel" in a WDM system carries a separate voice or data transmission, which is transmitted at a unique wavelength through the fiber optic cable. Each channel, therefore, requires its own laser, which is tuned to a specific wavelength. WDM systems were originally designed for eight channels. Current WDM systems carry over 160 channels. The increased number of channels has led to a new moniker for WDM, dense wave division multiplexing (DWDM). Traditionally, DWDM has been a point-to-point transport technology mainly used by long-haul telecommunication carriers. DWDM has been very successful for long-haul networks but due to its wideband nature is problematic for dynamic short-haul networks, such as metro, access, and the last mile, where a different set of requirements and network topologies exist.

     In order to extend the capabilities of DWDM, Essex has developed HyperFine WDMTM - HfWDM, a (patent pending) technology enabling ultra-dense Wave Division Multiplexing. HfWDM helps to bring all-optical networking to short-haul networks by channelizing wideband channels into as many as 4,000 or more narrowband channels of 500 MHz to 2 GHz with the target bandwidth ranges of OC-12 (622
Mbps), Gigabit Ethernet (1.22 Gbps) and OC-48 (2.5 Gbps). This technology will support channel spacing of 50 MHz to 200 GHz. At narrower bandwidths: expensive intermediate switching and routing technology layers, such as SONET and ATM are not needed; bandwidth can be allocated to meet surges in demand; and flexible network configurations can be designed to accommodate dynamic traffic patterns and multi-use channel allocation for different types of broadband media. The Company believes that the use of this passive optical technology will lead to new families of less expensive optical and digital networking devices, even bringing optical channels to the desktop. HyperFine is also beneficial to long-haul networks because narrower bandwidth channels are less sensitive to the effects of dispersion. HyperFine is an enabling component for high performance optical and RF test equipment. HyperFine can also be used to monitor optical networks for activity and laser line control.

Competitive Challenges: A large number of both active and passive optical components are required to manufacture DWDM systems, which are growing in complexity proportional to their increase in bandwidth capacity. It is thus becoming more difficult for OEM suppliers (Lucent, Nortel, etc.) to design and manufacture all their own components and modules. This is causing OEMs to outsource design and manufacturing of components, and to try and minimize the number of such components needed within the system architecture. However, interoperability among all components within a system is a necessity - ease of interoperability reduces complexity, which in turn reduces costs and improves system reliability. But qualifying vendors and assuring the interoperability of their products comes with its own complications. Thus OEMs are reducing the number of producers from whom they source product.

     Given this competitive environment, Essex sees the need to design its photonics products to be interoperable with the product lineup of large and established component manufacturers that are in the position to integrate Essex's products into their overall lineups of photonic equipment. The established manufacturers can then sell components and modules to telecommunications OEM system and subsystem providers.

Wireless Telecommunications

     Essex is designing and developing new products for the wireless telecommunications industry by drawing on its long experience in the field of digital signal processing, the electronic manipulation of digitized signals. System performance problems that frequently plague cellular telephone and other wireless communication devices can be addressed by creating algorithms (mathematical programs) that can be performed with great efficiency by advanced optoelectronic processors such as those designed and successfully built by Essex for the past decade. The Company designs optoelectronic architectures optimized for executing such algorithms. These architectures can be constructed by use of proven optical and electronic components.

     The most advanced wireless telecommunications product under development by Essex is the OPERATM (Optical Processor Enhanced Receiver Architecture). OPERA is an optoelectronic system (patent pending) for wireless communications that eliminates interfering signals using optical correlation combined with Multi-User Detection (MUD) algorithms. OPERA improves CDMA performance by canceling the interference of other users. This improvement provides increased capacity and quality of service.

     The OPERA system uses advanced optical processing techniques to eliminate the "near-far" problem. This problem occurs in a CDMA cell when interference from a "near" transmitter overpowers another user's "far" signal. The current solution is to construct more transmitters with redundant cell coverage, a solution that is becoming impractical, particularly in metropolitan areas. OPERA receives all signals and eliminates all interfering signals using optical two-dimensional correlation. OPERA allows all users to perform at an error rate approaching a single transmitter thereby improving the signal to noise ratio and the quality of the transmission. Improving transmissions with the OPERA technology could help make CDMA a worldwide standard cellular technology.

Competitive Challenges: The Company believes that its OPERA technology can deliver significant improvement of existing and next-generation CDMA-based wireless communication systems. However, the market opportunity for Essex in this field may be constrained because a few companies currently dominate the deployment of CDMA technology for wireless applications. These companies are significantly larger and have much greater financial and other resources than the Company. For example, Qualcomm's CDMA technology has been adopted as a worldwide standard for digital cellular and other wireless devices. Qualcomm licenses and receives royalty payments on its CDMA technology from more than 80 telecommunications suppliers, and the technology has been deployed in over 40 countries with approximately 67 million total subscribers by the end of 2000.

Hybrid Signal Processing (HSP) Chips

     The Company believes that its HSP technology such as that used in OPERA can be incorporated into high-speed integrated circuits or silicon chips for use in a wide range of microprocessor and intelligent product applications. For example, the Company believes that it can develop next-generation integrated digital telephony (IDT) speech processors. These systems could be used to communicate over data networks and combined data/voice networks. Essex technology is adaptable to accommodate packet-based public and private networks including the Internet, LANs, frame relay and others.

     All of the Essex HSP architectures and designs will be used to provide low-power, high-performance, cost-effective solutions for current and emerging digital signal processing applications. Essex designs could also be incorporated into systems designed both for speech processing and for integrated digital telephony processors. They could be licensed to major chip and microprocessor companies.

Telecommunications Systems Engineering

     The Company has provided high-end systems engineering support to government sponsors and prime contractors in the definition and development of aerospace communications and reconnaissance systems. The Company has significant experience  in  modeling,  simulation  and  analysis of  commercial  and defense satellite systems (LEO, MEO, HEO and GEO) that include Iridium(R), Teledesic(TM), MILSTAR, TDRSS, Intelsat and others. The Company has developed software for mission planning, payload data processing, geolocation, payload test and evaluation, and on-board channel management and data routing.

     System modeling and simulation supports the entire system life cycle, including system definition, performance analysis, space segment definition and ground segment design. The Company has developed custom models for the design and analysis of mobile voice and wideband data systems, and has developed algorithms for communications system operations.

     The Company's satellite system models consist of several integrated software modules hosted on a Silicon Graphics computer network. The satellite orbital propagation and geometry software module models the coverage and performance aspects of multiple vehicle constellations, including single or statistical events, motion and pointing effects and comparisons of constellations. They deal with passive geolocation, time difference of arrival, frequency difference of arrival, time of arrival, frequency of arrival, angle of arrival and numerous error sources, and provide automated link budget computation. The geographical software module plots parameter versus parameter outputs from other modules. The mapping module plots data and contours from other computational modules on map backgrounds. It provides selectable projections, user-specified levels of detail and various antenna patterns.

High-Speed Data Processing Equipment

     Another application of Essex expertise in optoelectronics is an advanced high-speed, high-performance processor for image processing applications. This product derives from the early 1990s, when Essex embarked on a vigorous internal program to develop proprietary optoelectronic processors with significant
performance   advantages  over  conventional  computers  and  specialized image processing devices in such applications as radar imaging, magnetic resonance imaging (MRI), microscopy and ultrawideband signal processing. Several patents have been issued to the Company and others are in prosecution. By 1997, the Company had developed a limited number of its processor units.

     ImSyn(TM), which stands for image synthesis, is a high performance processor for real-time image processing applications. The processor is a hybrid of high-speed electronics and optics that computes the discrete Fourier transform. A comparative performance level for an all-digital processor is 1.6 teraflops. The completed unit weighs 60 pounds and only uses 350 Watts of power, far less than an equivalent all-digital supercomputer.

     Six prototype units of the ImSyn processor were completed between 1996 and 1998. They were installed in several government locations for synthetic aperture radar processing, and in two university hospitals for processing high-speed magnetic resonance imaging (MRI) data. The Company is currently developing the second-generation system for commercial product release. In addition, the Company continues to make a limited number of such optoelectronic processors available for sale to commercial and government markets while seeking strategic partnerships or outside financing to further develop these applications into commercially viable products.

OTHER BUSINESS INFORMATION

Marketing and Financing

     In September 2000, the Company closed on a private placement funding transaction. Under the terms of the funding, the Company received $1,250,000 in 2000 and will receive another $750,000 over the first nine months of 2001 from GEF Optical Investment Company, LLC and Networking Ventures, L.L.C. (the "Investor Group"). The Company also received a separate additional investment of $400,000 in December 2000 from the Investor Group. The funds are to be used substantially to patent, develop and commercialize its key leading-edge optical technologies, principally HfWDM and OPERA. (See Management's Discussion and Analysis section and Liquidity and Capital Resources for further details about the private placement.)

     Although constrained by limited financial resources, the Company's commercial marketing has expanded through use of internal staff and consultants. Military end-use marketing continues to be carried out by key employees, both directly to government agencies and indirectly through prime contractors, through the submission of proposals. Such proposals may be in response to customer requests while others are unsolicited proposals by the Company to potential customers to solicit new work.

Essex Challenges

     The above applications and exploratory activities are being developed as funding becomes available. At the same time the Company is seeking strategic partnerships with companies active in applicable markets. The Company is also seeking additional government contracts, particularly in the ImSyn processor area.

Recent Developments

     On March 15, 2001, the Company negotiated an additional investment of $2 million with its two major investors, Networking Ventures, L.L.C. and GEF Optical Investment Company LLC. The additional investment is structured as a private placement of 500,000 shares of Essex common stock. The funds will be received in four equal installments during 2001 with the first payment in late March 2001. The proceeds will primarily be used to expand development in the Company's optoelectronic telecommunications device technologies.

Contract Mix

     Services of the Company are performed under cost-reimbursement (45% and 39% in 2000 and 1999, respectively), time and material (33% and 57% of revenues in 2000 and 1999, respectively) or fixed-price (22% and 4% in 2000 and 1999, respectively) contracts and subcontracts. Fixed-price contracts have a greater degree of risk and higher potential reward than cost-type contracts since the Company is obligated to provide specific deliverables within the confines of the contracted price.

Government Programs

     Historically, a significant portion of the Company's revenues have been derived from contracts, or subcontracts thereunder, with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense (DoD). In 2000 and 1999, approximately 73% and 49%, respectively, of the Company's total revenues were derived from government DoD contracts or subcontracts. Government military programs include work principally with the Army, and to a lesser extent with the Air Force, Navy and other DoD entities. The Company also works with industrial companies, engineering firms, equipment manufacturers and research institutions.

     The Company's business is focused increasingly upon applications of its proprietary optoelectronics technology and products. Work based on the patented ImSyn(TM) Processor has continued on a key DoD program and an application contract by the Defense Advanced Research Projects Agency (DARPA) for the development of advanced synthetic aperture radar (SAR) techniques. This effort is a Phase 2 Small Business Innovation Research Program (SBIR). The approximate value of the contract is $730,000, incrementally funded over 2 years.

     During early 2000, the Company was awarded several contracts for Small Business Innovation Research and a similar program that deal with ImSyn(TM) Processor applications. The first award was to develop a proof-of-concept electro-optic channelizer for the DoD. It has applications in radar processing and wideband signal processing. This program was a 9-month, $350,000 effort. Naval Air Warfare Center, Patuxent Naval Air Station awarded Essex a contract to install certain performance upgrades in its ImSyn(TM) Processor. This second award was in support of the Naval Air Warfare Center Advanced Development NP-3 Synthetic Aperture Radar (SAR) program. This 18-month program is a $600,000 Phase 2 SBIR effort. A third award from the U.S. Army Space Missile Defense Command for $750,000 over 2 years is to create related algorithms for enhanced 2D or 3D imaging using Essex optical hardware processing and techniques.

Commercial Programs and Products

     Presently, the Company's commercial business is focused increasingly upon applications of its proprietary optoelectronics and products, particularly in telecommunications applications. The Company is using its funds to patent, develop and commercialize its fiberoptic HyperFine Wave Division Multiplex channelizers and wireless Optical Processor Enhanced Receiver Architecture.

The Company is using customer funds, principally U.S. Government research and development funding, to enhance and improve its ImSyn processor device for directed government customer applications and for potential application for commercial customers.

     The Company has a laboratory model of the HfWDM which is being demonstrated to prospective strategic partners and investors. The Company is developing simulations of its OPERA wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also having discussions with various established commercial entities that are in the wireless communications market in order to determine the best commercial applications of such technology.

     A significant portion of the Company's revenues in prior years had come from support of Motorola communications satellite programs. The Company assisted initially in the design and then in the operational improvement of the Iridium(R) satellite constellation that was to provide global wireless communications to handheld telephones and pagers. The Company's engineers developed and used software to model satellite and intersatellite communications links to assess system capacity and availability, and helped develop channel-assignment algorithms for maximizing system capacity. The Company has also been involved in modeling and simulation support in the design of the Teledesic(TM) "internet in the sky" satellite data communications systems for Motorola. The Company's work for Motorola substantially ended in 1999 although a modest amount of work was done in 2000. Such work generated over 23% ($733,000) of revenues in 2000 and 45% ($2.2 million) in 1999. The Company is continuing its efforts to rebuild satellite communications engineering backlog, which was $232,000 at yearend 2000.

Patents

     The Company has a significant patent portfolio covering the core intellectual property for the Company's products. The portfolio is divided into five technology groups: HyperFine WDMTM, OPERATM, ImSynTM, Virtual Lens Sensor TechnologyTM (VLST) and True Time Delay Beam Formation. During the past six months, six patent applications have been filed, three full applications and three provisional applications.

HyperFine WDMTM

     The first HyperFine U.S. patent was filed on October 13, 2000 and covers the use of the device as a receiver and demultiplexer for wavelength division multiplexing fiber optic networks. Two HyperFine provisional patents were filed on January 22, 2001 for an add/drop multiplexer device and use of the HyperFine technology for optical CDMA.

OPERATM

     The Optical Processor Enhanced Receiver Architecture (OPERA) application was filed with the U.S. Patent office on January 19, 2001. OPERA is an optoelectronic system for wireless communications that eliminates interfering signals using optical correlation combined with Multi-User Detection (MUD) algorithms.

ImSynTM

     There are currently four ImSyn(TM) patents which have issued in the U.S. The first three patents cover the optoelectronic architecture and application of the product ImSyn(TM) including accelerating image reconstructions for synthetic aperture radar and magnetic resonance imaging. The claims in the fourth patent
cover  the  sensing  and   reconstruction   techniques   of  the  Virtual

Lens Microscope(TM) (VLM) product which is part of the company's VLST technology family. The VLM has application for semiconductor inspection, ground penetrating radar, biomedical imaging, and non-destructive testing.

     The first ImSyn(TM)U.S. Patent No. 5,079,555, "Sequential Image Synthesizer", includes 20 claims and expires January 7, 2009. The corresponding patent, No. 2,058,209, issued in Canada, expires November 25, 2011. The corresponding European patent for a subset of the claims, No. 0543064, is in force in Great Britain and Germany, and will expire November 21, 2011. Japan has issued Patent No. 3113338 for the same claims as the U.S. version and it will expire on October 29, 2011.

     The second ImSyn(TM)patent, U.S. Patent No. 5,384,573, "Image Synthesis Using Time Sequential Holography" includes 157 claims and expires on January 24, 2012. Two patents, for a subset of the U.S. claims, are in process in Europe. Japanese and Canadian versions are also in the examination stage.

     The third ImSyn(TM)U.S. Patent No. 5,736,958, "Image Synthesis Using Time Sequential Holography", with 8 claims expires April 7, 2015.

     The fourth ImSyn(TM)U.S. Patent No. 5,751,243, "Image Synthesis Using Time Sequential Holography" with 21 claims expires May 11, 2015.

Virtual Lens Sensor TechnologyTM (VLST)
     The ImSyn U.S. Patent No. 5,751,243 discloses the Virtual Lens Microscope, a 2D and 3D sensing and reconstruction technique called the Synthetic Aperture Microscope at the time of the patent. On December 11, 2000 a provisional patent was filed in the VLST family entitled "Efficient Fourier Transform Algorithm For Non-Uniform Data".

True Time Delay Beam Formation
     Three U.S.  patents  for the  invention  of the True Time Delay  Beamformer
(TTD) have been issued to the Company. U.S. Patent No. 5,202,776 expires on April 13, 2010. U.S. Patent No. 5,390,046 expires on February 14, 2012. U.S. Patent No. 5,623,620 expires on April 22, 2014. TTD enables accurate electronic steering of exceedingly broadband array antennas for aircraft, space, maritime and ground systems. At the current time, the Company is not using this technology for any products.

Competition

     Competition for U.S. Government and commercial professional and technical services contracts has grown in intensity and proposals have become increasingly costly. This stimulated the Company to initiate its program to develop proprietary products and services, particularly for the commercial market. As such proprietary items are developed, the Company has relied increasingly upon offers of its specialized optical engineering capabilities, sharply reducing resources applied in response to proposals for solely professional and technical services. Examples of such proprietary items include HyperFine WDM and OPERA as well as ImSyn(TM) processors.

     Market acceptance of Essex optical products and technology has not yet been accomplished. The Company only began in late 2000 to announce the capabilities of its HfWDM and OPERA technologies. Since then, the Company has been in contact with major telecommunications firms who are users and/or supplies of equipment and services where the Company's technology would be beneficial. In the telecommunications industry, all the largest international telecommunications firms such as Lucent, Nortel, WorldCom, and all the largest international fiber optic equipment manufacturers and suppliers such as JDS Uniphase, SDL, Avanex, Ciena and Corvis, have the ability to produce competing products in the specialty areas which Essex technology and products would address. These companies are all larger and well established and have existing customer bases. Essex will likely have to partner with or license to one of the major industry entities in order to successfully introduce its technology and products.

     In business areas where ImSyn processors could be utilized, Essex is just beginning to express itself outside the development laboratory and is not yet firmly in the market. As far as the world of systems integration is concerned, Essex ImSyn(TM) products are not yet widely known or available. When performing desired functions using conventional technology (e.g. high-end workstations, array processors or digital signal processors boards) takes too long or costs too much, designers do not specify those functions. When Essex offers cost-effective means of providing such functions, system integrators can state, correctly, that there is "no requirement" for them within the design specifications. That means that no expenditure is justified, no matter what the gain in system effectiveness may be. Such design limitations are a key obstacle to market penetration by the Company's products. Large electronic systems integrators such as Lockheed Martin, Boeing, Motorola, Raytheon, TRW, General Electric, Siemens and Hughes Telecom control an immense portion of the markets of interest to Essex. As systems integrators, they also specify the requirements for commercial military and space products. These companies determine which suppliers' products become a part of military and other systems. To the extent Essex is able to further develop ImSyn processors and promote their utilization in specific applications, integrators will have an opportunity to consider specifying them.

Backlog

     As of December 31, 2000, the Company had a total backlog (funded and unfunded) of approximately $1,229,000 as compared with $787,000 at December 26, 1999. Of these amounts, all backlog was funded at yearend 2000 as compared to $435,000 funded and $352,000 unfunded at yearend 1999. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts. Even though such contracts are fully funded by appropriations, they are subject to other risks inherent in government and commercial contracts, such as termination for the convenience of the customer.

Research and Development

     The Company incurred and expensed approximately $775,000 and $500,000 in 2000 and 1999, respectively, on internally-funded research and development activities.

Employees

     As of February 28, 2001, the Company had approximately 40 employees, of whom 25 were full-time employees.

2.   DESCRIPTION OF PROPERTIES

Office Facilities

     The Company leases its offices. The Company's corporate headquarters and offices are located in a one-story building at 9150 Guilford Road, Columbia, Maryland where the Company occupies approximately 18,000 square feet. The lease is through October 2005. The Company believes that its present facility is adequate for its current business needs.

Equipment

     The Company owns a variety of computer workstations, test equipment, microcomputers, printers and reproduction equipment. The Company leases computer workstations in support of customer work. Other computer hardware and software, test equipment, word processing and reproduction equipment used by the Company are leased.

Optoelectronics Laboratory

     The laboratory consists of optical hardware and computer hardware and software, optical benches and test equipment. The laboratory includes the physical property which demonstrates and tests the capabilities of the Company's patent-pending HyperFine WDM(TM) and OPERA(TM) and patented Image Synthesizer (ImSyn(TM)) technology as well as other optoelectronic devices and applications.

3.   LEGAL PROCEEDINGS - None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 4, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the meeting, each member of the Board of Directors was elected to serve until the next annual meeting or until their successors are duly elected and qualified. The votes cast and withheld for each such director were as follows:

                                                FOR               WITHHELD
                                             ---------           ----------
           John G. Hannon                    8,193,952             123,934
           Robert W. Hicks                   8,193,352             124,534
           Ray M. Keeler                     8,193,352             124,534
           H. Jeffrey Leonard                8,193,552             124,334
           Frank E. Manning                  8,193,127             124,759
           Marie S. Minton                   8,193,352             124,534
           Leonard E. Moodispaw              8,192,952             124,934
           Caroline S. Pisano                8,172,443             145,443
           Terry M. Turpin                   8,160,983             156,903

     In addition, the Company's shareholders approved the following proposals:

           The ratification of the Essex Corporation 2000 Stock Option and Appreciation Rights Plan, as follows:
           FOR   6,690,786   AGAINST   92,994   ABSTAIN  135,146
                 ---------             ------            -------

           The ratification of the appointment of Stegman & Company as independent accountants, as follows:
           FOR   8,156,840   AGAINST   20,500   ABSTAIN  140,546
                 ---------             ------            -------

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

                                   2000                      1999
                          ---------------------     ---------------------
                             High         Low         High          Low
                          --------     --------     --------     --------

 First Quarter........    $   3.31     $   1.00     $   0.72     $   0.41
 Second Quarter.......        2.25         0.63         0.72         0.38
 Third Quarter........        5.13         1.06         1.28         0.44
 Fourth Quarter.......        4.09         1.50         1.50         0.56


     At March 1, 2001, there were approximately 1,400 beneficial owners of the Company's Common Stock which includes 346 holders of record.

Sale of Unregistered Securities

     In December 2000, the Company sold 160,000 shares of unregistered Common Stock to the new Investor Group for $400,000. The stock was sold in reliance upon the exemption from registration provided for private offerings provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D. No placement agent or underwriter was involved in the sale of the common stock and the Company did not pay any commissions.

6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN  OF  OPERATION  AND  OTHER
SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS FORECAST IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS. CERTAIN RISK FACTORS DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS FORM 10-KSB INCLUDE BUT ARE NOT LIMITED TO: LOW REVENUE VOLUME, CONCENTRATION OF CURRENT SALES TO LIMITED CUSTOMER BASE, LOW CONTRACT BACKLOG, DELAYS IN COMMERCIALIZATION AND SALES OF OPTOELECTRONIC TECHNOLOGY, LIMITED SOURCES FOR WORKING CAPITAL AND IMPORTANCE OF PATENT PROTECTION AND ENFORCEMENT.

STATUS

     The Company's business is focused increasingly upon applications of its proprietary optoelectronics technology and products.

     In September 2000 the Company closed on a private placement funding transaction with the Investor Group. Under the terms of the funding, the Company received $1,250,000 in 2000 and will receive another $750,000 over the first nine months of 2001. The Investor Group received preferred stock that is initially convertible into 1,250,000 shares of common stock. Additional preferred stock convertible into another 750,000 common shares will be issued as payments are made. The investor group was also issued warrants for an additional 2 million shares of common stock. The warrants can be exercised for a nominal price under certain terms and conditions. In December 2000 the Company received a separate additional investment of $400,000 from the Investor Group through the purchase of Common Stock. See Note 10 of Notes to Financial Statements for further details.

     The  Company's  primary  use  of  the  funds  is  to  patent,  develop  and commercialize its key leading-edge optical technologies, principally the fiberoptic HyperFine Wave Division Multiplex channelizers (HfWDM) and wireless Optical Processor Enhanced Receiver Architecture (OPERA). The Company began the internal work to support patent filings and the related development work on the technology devices during the third quarter of 2000. The purpose of the HfWDM is to increase the number of usable communications channels within a single optical fiber. The purpose of the OPERA is to increase capacity and improve voice and data quality of wireless systems. These inventions arose from the Company's work and expertise in the optical devices and communications fields.

     The Company has a working laboratory model of the HfWDM which is being demonstrated to prospective strategic partners and investors. The Company is developing simulations of its OPERA wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also having discussions with various established commercial entities that are in the wireless communications market in order to determine the best commercial applications of such technology.

     The development of these devices required a diversion of labor resources from revenue generation in 2000 and also over the next several quarters in 2001. The Company has begun to hire additional personnel to augment existing technical staff. Since the Company is investing the new capital in such research and development, the financial statements reflect higher than normal expenses which increases the Company's reported losses.

     The Company's backlog of work in the telecommunications and optoelectronics business areas has always been funded incrementally. The telecommunications work was principally with one major customer, Motorola, and was approximately $2.2 million (45%) of the Company's revenues for 1999. This telecommunications work substantially declined in 2000 to $733,000 (23%) of revenues.

     Because of the emphasis on development, the Company has been unable to maintain other programs of sufficient volume and to expand such work to consistently achieve a breakeven or better level of operations on such revenues. Work based on the patented ImSyn(TM) Processor continues on an application contract by the Defense Advanced Research Projects Agency

(DARPA) for the development of advanced synthetic aperture radar (SAR) techniques. This effort is a Phase 2 Small Business Innovation Research Program
(SBIR). The approximate value of the contract is $730,000, incrementally funded over 2 years.

     The Company is working to reduce the deficit from such operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial improvements realized from customer funded development programs have been achieved. The Company has established significant reserves against its ImSyn(TM) inventory for such changes and delays in the introduction of these first units.

2000 COMPARED TO 1999

     Revenues were $3,255,000 and $4,813,000 for 2000 and 1999, respectively, a decrease of 32%. The Company's revenue in 2000 on U.S. Government programs for research on the use of the Company's optoelectronics products was $2.2 million (67%) compared to $2.4 million (50%) in 1999. While the work in 1999 was principally with one customer, the work in 2000 was funded by six customer programs. The Company has a backlog of approximately $997,000 on programs related to optoelectronic devices and services.

     The Company's work for Motorola in satellite communication systems accounted for revenues of $733,000 and $2.2 million in 2000 and 1999, respectively. This represented approximately 23% and 45% of revenues for 2000 and 1999, respectively. There was a decrease in revenues from this program between 1999 and 2000, as the Company's involvement on the initial satellite system was essentially completed in December 1999. The Company continues to bid on new work for the current and successor satellite systems. The balance of the Company's revenues came from providing software and engineering services primarily to other government prime contractors and from final billings for recovery for excess indirect costs on government contracts completed in prior years.

     There was an operating loss of $1,183,000 in 2000 compared to an operating profit of $101,000 in 1999. Cost of goods sold and services provided ("COGS") as a percentage of revenues (excluding revenue from recovery of prior year excess costs) for 2000 was relatively unchanged at 53.5% as compared to 53.7% in 1999. COGS is generally higher on government work and profit margins are lower compared to commercial work.

     Research and development (R&D) increased in 2000 to approximately $775,000 from approximately $500,000 in 1999. In 2000, the majority of the R&D costs were incurred on efforts related to optical telecommunications technology. In 1999, the majority of the expenditures were on ImSyn development. The Company greatly increased its R&D spending since the September 2000 capital infusion and expects to significantly increase its R&D spending in the optical and telecommunications areas in 2001.

     Selling, general and administrative expenses ("SG&A") include the cost of retaining essential technical capabilities and personnel in the optoelectronics and telecommunications businesses. In 2000, SG&A expenses remained high and increased as a percentage of revenue as the Company continued to seek to commercialize its optoelectronic products and services. The Company increased its expenditures in 2000 for consultants, marketing and public relations relating to its telecommunications device technology. The 2000 SG&A expenses also included expenses related to the September private placement.

CORPORATE MATTERS

     In 2000, the Company's net interest expense and debenture financing amortization costs declined due to lower average accounts receivable financings under its working capital financing agreement. The Company also netted $39,000 of interest income in 2000 primarily from the temporary investment of funds from the private placement. Total net interest expense and debenture financing amortization costs were $9,000 in 2000 compared to $56,000 in 1999.

     The Company recognized the majority of its remaining tax benefit amount recoverable from the carryback of net operating losses prior to 1994. The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in 2000 or 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company evaluates its liquidity position using various factors as is discussed below:

                                                     SELECTED FINANCIAL DATA
                                                          ($ Thousands)
                                                              as of
                                                  ----------------------------
                                                  December 31,    December 26,
                                                      2000            1999
                                                  ------------    ------------
Total Assets                                      $      1,619    $      1,609
                                                  ============    ============

Working Capital                                   $        736    $        384
                                                  ============    ============

Current Ratio                                           2.39:1          1.39:1
                                                  ============    ============

Convertible Debentures                            $         --    $        376
Advances from Accounts Receivable Financing                 --              59
Capital Leases                                              23              23
                                                  ------------    ------------
         Total Debt/Financing                     $         23    $        458
                                                  ============    ============

Stockholders' Equity                              $      1,091    $        610

                                                  ============    ============

     In 2000, the Company received $1,250,000 from the private placement sale of 312,500 shares of Series B Preferred Stock. The preferred stock was acquired by GEF Optical Investment Company, LLC and Networking Ventures L.L.C. (together, the "Investor Group"). The Company will receive another $750,000 from 3 quarterly payments beginning March 2001 in exchange for an additional 187,500 shares of Series B Preferred Stock. The funds are to be used primarily for the development of the optical telecommunications device technologies.

     The Company paid off the $376,000 of Convertible Debentures in November 2000. In December 2000, the Company received proceeds of $400,000 from the sale of 160,000 shares of common stock to the Investor Group.

     The Company incurred significant losses in 2000, primarily due to the increased expenditures for development of its optoelectronics products and services, particularly the optical telecommunications device technologies. The Company plans to continue research and development spending in 2001 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds.

     The Company's 2000 working capital and ratio increased primarily due to the sales of the preferred and common stock. On March 15, 2001, the Company negotiated an additional investment of $2 million with its two major investors, Networking Ventures, L.L.C. and GEF Optical Investment Company LLC. The additional investment is structured as a private placement of 500,000 shares of Essex common stock. The funds will be received in four equal installments during 2001 with the first payment in late March 2001. The proceeds will primarily be used to expand development in the Company's optoelectronic telecommunications device technologies.

     The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies to major industrial concerns to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources, including the Investor Group, to continue to finance development and to achieve initial market penetration. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

     The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of December 31, 2000.

     Under the settlement agreement reached with the former landlord, certain payments are triggered only by other future cash inflows. The remaining $108,000 portion of the landlord settlement obligation (which has been accrued and expensed in prior years), is not payable until future earnings (as defined), operating asset sales or equity capital funding occur. If and when such future events occur, only a portion of the cash flows or proceeds generated are payable.

     The Company believes that it will be able to meet its 2001 funding requirements and obligations from the aforementioned sources of revenue and capital, and if necessary, by cost reductions. However, there can be no assurances in this regard and the Company expects that it will need significant additional financing in the future.

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

8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE

     None.

                                    PART III

9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Directors, Executive Officers, Promoters and Control Persons

     The Directors* and executive officers elected by the Board are:

        Name                    Age  Position
        ----                    ---  --------
        Leonard E. Moodispaw    58   President; Chief Executive Officer and
                                     Director (3)(4)
        Terry M. Turpin         58   Sr. Vice President; Chief Technical Officer
                                     and Director
        Joseph R. Kurry, Jr.    50   Sr. Vice President; Treasurer and Chief
                                     Financial Officer
        Matthew S. Bechta       47   Vice President
        Craig H. Price          51   Vice President
        Gerald J. Davieau       44   Vice President
        Kimberly J. DeChello    40   Chief Administrative Officer and Secretary
        H. Jeffrey Leonard      46   Chairman; Director (4)
        Frank E. Manning        81   Chairman Emeritus; Director (2)
        John G. Hannon          63   Director (2)
        Robert W. Hicks         63   Director (1)
        Ray M. Keeler           69   Director (1)(2)
        Marie S. Minton         39   Director (1)
        Caroline S. Pisano      34   Director (3)(4)

     * Directors are elected annually at the Company's Annual Meeting of Stockholders.

     (1) Member of the Audit Committee of the Board of Directors.
     (2) Member of the Compensation Committee of the Board of Directors.
     (3) Member of the Ethics Committee of the Board of Directors.
     (4) Member of the Executive Committee of the Board of Directors.

     Leonard E. Moodispaw, President, Chief Executive Officer and Director of the Company, rejoined Essex in 1998. He held the office of Chief Operating Officer until September 2000 when he was elected Chief Executive Officer. Mr. Moodispaw was an employee and consultant with Essex during 1988 to 1993. From 1988 to 1993, he was President of the former Essex subsidiary, System Engineering and Development Corporation (SEDC), and later served as Essex Chief Administrative Officer and General Counsel. From April 1994 to April 1998, Mr. Moodispaw was President of ManTech Advanced Systems International, Inc. (MASI), a subsidiary of ManTech International Corporation. Early in his career, Mr. Moodispaw was engaged in the private practice of law, and from 1965 to 1978 was a senior manager in the National Security Agency (NSA). He is the Founder of the Security Affairs Support Association (SASA) that brings government and industry together to solve problems of mutual interest. He received a Bachelor of Science degree in Business Administration from the American University in Washington, D.C. in 1965, a Master of Science degree in Business Administration from George Washington University in Washington D.C. in 1969 and Juris Doctor in Law from the University of Baltimore, Maryland in 1977.

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

     Matthew S. Bechta was elected Vice President in October 1993. As Director of the Processing Systems Group, Mr. Bechta is responsible for the development and delivery of signal processing solutions to government, industry and commercial customers. Mr. Bechta is also the acting Director of Business
Operations responsible for program controls, marketing support, information systems, security and purchasing. Mr. Bechta joined Essex in 1989 with the merger of Essex and SEDC. As one of the founders of SEDC, he served in various technical and management capacities since incorporation in 1980. From 1975-1980, Mr. Bechta was employed by NSA as a systems engineer. Mr. Bechta holds a Bachelor of Science degree in Electrical Engineering from Spring Garden College, Pennsylvania and a Master of Science degree in Computer Science from the Johns Hopkins University.

     Craig H. Price was elected Vice President in October 1993. Dr. Price, Director of Optoelectronic Products, is responsible for the development of products utilizing Essex patented optical technologies. Dr. Price joined Essex in 1989 as a result of the merger of Essex and SEDC. Dr. Price had joined SEDC in 1985, with varied assignments in engineering, analysis and advanced technologies. Previously, he served in numerous technical and project positions in the U.S. Air Force during the period 1974 - 1985, and he was awarded the Distinguished Service Medal. Dr. Price holds a Bachelor of Science degree in Electrical Engineering from Kansas State University, a Master of Science degree in Electrical Engineering from Purdue University and a Doctor of Philosophy degree in Electrical Engineering, from Stanford University.

     Gerald J. Davieau joined Essex as a result of the merger of Essex with SEDC, which he joined in 1987, and was elected Vice President in November 1997. As technical director of telecommunications systems engineering operations, Mr. Davieau is responsible for design and analysis of wireless satellite applications. He is listed on more than 20 Motorola patent disclosures from work on Iridium(R) and Teledesic(TM) satellite programs. Mr. Davieau was employed by SPACECOM in Gaithersburg, Maryland, 1982-1987. He served in the U.S. Army from 1978 to 1982. Mr. Davieau holds a Bachelor of Science degree in Electrical Engineering from Lehigh University and a Master of Science degree in Electrical Engineering from the University of Maryland.

     Kimberly J. DeChello joined Essex in May 1987 and has served in various administrative and management capacities. She was appointed Chief Administrative Officer in November 1997 and Corporate Secretary in January 1998. Ms. DeChello is responsible for administration, human resources, investor relations and industrial insurance. Ms. DeChello received a Master of Science degree in Human Resources Management in 2000 from the University of Maryland. Ms. DeChello also holds an Associate of Arts degree in Accounting and a Bachelor of Science degree in Criminal Justice/Criminology from the University of Maryland.

     Frank E. Manning, Chairman Emeritus, is the founder of the Company. Mr. Manning has served as a Director of the Company since its organization in 1969. Mr. Manning received a Bachelor of Science degree in Economics from Franklin and Marshall College in 1942, and a Masters of Letters degree in Industrial Relations from the University of Pittsburgh in 1946.

     H. Jeffrey Leonard, was elected a Director of the Company in September 2000 and Chairman of the Board in December 2000. Dr. Leonard is the President and founding shareholder of Global Environment Fund. Dr. Leonard serves as Chairman of the Investment Committee for GEF's five investment funds. He has extensive experience in international private equity and project finance investments, and advanced technology investments in the energy, environmental, applications software, intelligent systems engineering, biological and medical fields. Dr. Leonard also serves as a member of the Board of Directors of Measuring and Monitoring Inc., Aurora Flight Sciences Corp., Athena Technologies, Sorbent Technologies, International Pepsi-Cola Bottlers Limited and Global Forest Products Company Limited. He has served as an advisor to the U.S. Office of Technology Assessment and is a member of the Board of Directors of the National Council for Science and the Environment. Dr. Leonard received a Bachelor of Arts degree in 1976 from Harvard College, a Master of Science degree from the London School of Economics in 1978 and a Doctor of Philosophy degree from Princeton University in 1984.

     John Hannon was elected a Director of the Company in September 2000. He is a partner in Networking Ventures, L.L.C., a privately held company dedicated to investing in and guiding technology companies in the expanding optical and information security sector. From 1979 to March 2000, Mr. Hannon served as the Chief Executive Officer of Pulse Engineering, Inc. an information security and signals processing company which was sold in March 2000. Mr. Hannon started his business career in 1963 after serving in the United States Marine Corps. Since that time, he has been involved in numerous entrepreneurial ventures. He is a director of the Armed Forces Communications and Electronics Association (AFCEA).

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

     Marie S. Minton was elected a Director of the Company in December 2000. Ms. Minton is the Chief Financial Officer and Director of Global Environment Fund, an international, private equity, investment management firm. Ms. Minton has been a member of the senior management team of GEF since 1994. Before joining GEF, Ms. Minton was the Vice President of Finance for Clean Air Capital Markets Corporation, a boutique investment banking firm. Prior to that, Ms. Minton was an Audit Manager in the Entrepreneurial Services Division of Ernst & Young from 1986 through 1993. Ms. Minton graduated from the University of Virginia in 1996 with a Bachelor of Science degree in Commerce. She is a member of the Virginia Society and American Institute of Certified Public Accountants, the Washington Society of Investment Analysts and the Association for Investment Management and Research. Ms. Minton is a Certified Public Accountant and a Chartered Financial Analyst.

     Caroline Pisano was elected a Director of the Company in September 2000. She is a partner in Networking Ventures, L.L.C., a privately held company dedicated to investing in and guiding technology companies in the expanding optical and information security sector. From August 1996 to March 2000, Ms. Pisano served as the Chief Financial Officer of Pulse Engineering, Inc., an information security and signal processing company which was sold in March 2000. From August 1992 to July 1996 Ms. Pisano served as a senior transactional attorney with the law firm of Wechsler, Selzer, and Gurvitch, Chartered. From June 1988 to August 1990, Ms. Pisano, a Certified Public Accountant, practiced public accounting with Arthur Andersen & Co. Ms. Pisano received her Juris Doctor from the Washington College of Law at the American University in Washington, D.C. Ms. Pisano graduated Magna Cum Laude with a Bachelor of Science degree in Accounting from the University of Maryland.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities (the "Reporting Persons"), to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16(a)-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the Reporting Persons during the fiscal year ended December 31, 2000, except for the following: (i) John G. Hannon was late in filing two Form 4s with respect to three purchase transactions and was late in filing a Form 5 to report the gifting of 6,000 shares of Common Stock during 2000; and (ii) H. Jeffrey Leonard, John G. Hannon, Caroline S. Pisano, Marie S. Minton, James P. Gregory, GEF, and Networking Ventures were each late in filing a Form 4 to report the scheduled purchase of 31,250 shares of Preferred Stock by each of Networking Ventures and GEF in December 2000.

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

======================================================================================
                                                               Long-Term
                                                              Compensation
                                                              ------------
                                 Annual Compensation              Awards
                                 -------------------              ------
                                                           Other        Securities
                                                           Annual       Underlying
        Name and                                        Compensation   Options/SARs
   Principal Position      Year  Salary($)(1)  Bonus ($)   ($)(3)            (#)
------------------------- ------ -----------------------------------------------------
Leonard E. Moodispaw(2)    2000    136,404        0           0           100,000
President and CEO          1999    124,200        0           0            45,000
                           1998     60,240        0           0            75,000

Harry Letaw, Jr.(4)        2000    144,764        0           0               0
Former Chairman of         1999    135,200        0           0               0
the Board and CEO          1998    135,200        0           0               0

Terry M. Turpin            2000    134,496     25,000       4,785          52,000
Senior Vice President      1999    122,720        0         3,682          15,000
and Director               1998    122,720        0         3,682             0

Joseph R. Kurry, Jr.       2000    122,804     15,000       4,134          61,500
Treasurer, Senior Vice     1999    114,400        0         3,432          15,000
President and CFO          1998    114,400        0         3,432             0

Craig H. Price             2000    114,184     15,000       3,875          27,500
Vice President             1999    103,260        0         3,098          10,000
                           1998    102,960        0         3,089             0

Matthew S. Bechta          2000    112,840     10,000       3,685          31,000
Vice President             1999    102,960        0         3,089          10,000
                           1998    102,960        0         3,089             0
======================================================================================

(1) Includes amounts deferred at the election of the named executive officer pursuant to Section 401(k) of the Internal Revenue Code ("401(k)").

(2)  Mr. Moodispaw rejoined the Company in May 1998 on a full-time basis.

(3) Represents matching 401(k) contributions made on behalf of the respective named executive officer pursuant to the Company's Retirement Plan and Trust. Excludes other perquisites and benefits not exceeding the lesser of $50,000 or 10% of the named executive officer's total annual salary and bonus.

(4)  Dr. Letaw resigned as Chairman and CEO effective September 12, 2000.

Defined Contribution Retirement Plan

     The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a 401(k) salary reduction feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and a discretionary contribution as determined by the Board of Directors. No discretionary contribution was made by the Company to the Retirement Plan for 1998 - 2000. The total authorized contribution under the matching contribution feature of the Plan was approximately $67,000 in 2000. All employee contributions are 100% vested at all times and Company contributions vest based on length of service. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the Plan be allocated among various investment options established by the Plan administrator.

     The Company contributions under the Retirement Plan for the persons referred to in the Summary Compensation Table are included in that Table.

Employee Incentive Performance Award Plan

     The Company has an Employee Incentive Performance Award Plan under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the Board of Directors. Such awards may be constrained by overall Company performances. There was approximately $141,000 awarded in 2000, including the $65,000 awarded to persons named in the Summary Compensation Table. No awards were made in 1998 and 1999.

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

     During 1999 and 2000 there were no awards. During 1998, the Board awarded a total of 18,000 shares to four directors. There were approximately 4,000 shares remaining in the plan as of December 31, 2000.

Employment Agreements

     In September 2000 the Company entered into two-year employment agreements with Terry M. Turpin, Craig H. Price and Matthew S. Bechta. The agreements provide for an annual base salary of $155,000, $135,000 and $130,000 for each of Messrs. Turpin, Price and Bechta, respectively. The agreements provided for a signing bonus that must be repaid to the Company if the executive terminates employment with the Company before August 31, 2001 for any reason other than death or disability. The agreements also contain standard intellectual property and confidentiality provisions.

     The above agreements restrict the individuals' right to compete with the Company and prohibit misappropriation of proprietary rights of the Company, both during and after the term of employment.

Options to Purchase Securities

     The Company has established an Essex Corporation 2000 Stock Option and Appreciation Rights Plan (the "2000 Plan"). The 2000 Plan provides for the grant of options to purchase shares of common stock of the Company, no par value per share (the "Common Stock"), which qualify as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), to persons who are employees, as well as options which do not so qualify ("Non-Qualified Options") to be issued to persons or consultants, including those who are not employees. The 2000 Plan also provides for grants of stock appreciation rights ("SARs") in connection with the grant of options under this 2000 Plan. The exercise price of an Incentive Option under the 2000 Plan may not be less than the "fair market value" of the shares of Common Stock at the time of grant; the exercise price of Non-Qualified Options and the appreciation base price of SARs are determined in the discretion of the Board of Directors except that the SAR appreciation base price may not be less than 50% of the fair market value of a share of Common Stock on the grant date with respect to awards to persons who are officers or directors of the Company. The 2000 Plan reserves 300,000 shares of Common Stock for issuance. As of February 28, 2001, options for 86,500 shares of the Company's Common Stock were outstanding at exercise prices ranging from $3.00 - $3.96. As of February 28, 2001, there remained 213,500 shares available for future grants of options or SARs.

     The Company has established a 1999 Stock Option and Appreciation Rights Plan (the "1999 Plan"). The 1999 Plan as presently in effect is similar to the 2000 Plan described above. The 1999 Plan reserves 300,000 shares of Common Stock for issuance. As of February 28, 2001, options for 300,000 shares of the Company's Common Stock were outstanding at exercise prices ranging from $2.04 - $3.96. The Company has established a 1998 Stock Option and Appreciation Rights Plan (the "1998 Plan"). The 1998 Plan as presently in effect is similar to the Plans described above. The 1998 Plan reserves 297,500 shares of Common Stock for issuance. As of February 28, 2001, options for 296,700 shares of the Company's Common Stock were outstanding at exercise prices ranging from $1.00 - $2.40. As of February 28, 2001, there remained 800 shares available for future grants of options or SARs.

     The Company also has a 1996 Stock Option and Appreciation Rights Plan (the "1996 Plan"). The 1996 Plan as presently in effect is similar to the Plans described above. The 1996 Plan reserves 290,000 shares of the Company's Common Stock for issuance. As of February 28, 2001, options for 289,850 shares of the Company's Common Stock remained outstanding and exercisable under this Plan at exercise prices ranging from $1.00 - $3.96. As of February 28, 2001, there remained 150 shares available for future grants of options or SARs.

     The Company had an Option and Stock Appreciation Rights Plan which expired on January 31, 1997. As of February 28, 2001, options for 258,650 shares of the Company's Common Stock remained outstanding and exercisable under this Plan at a price of $3.00.

     The  Company  grants  non  plan  non-qualified  options  from  time to time directly  to certain  parties.  In 2000,  the Company  issued  such  options for
100,000 shares to its President and 61,500 to its Chief Financial Officer/Treasurer.

     The following table shows for the fiscal year ended December 31, 2000 for the persons named in the Summary Compensation Table, information with respect to options to purchase Common Stock granted during 2000. No options granted under the stock plans or otherwise were exercised by the persons listed below in 2000.

                            STOCK OPTIONS GRANTS
                 FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                         Number of
                         Securities
                         Underlying   % Of Total Options/
                          Options       SARs Granted to   Exercise or
                          Granted         Employees in    Base Price  Expiration
           Name             (#)           Fiscal Year       ($/Sh)        Date
================================================================================

Leonard E. Moodispaw      100,000 (3)        23.4            2.04       09/05/10

Harry Letaw, Jr.              ---             ---             ---          ---

Terry M. Turpin            22,000 (1)         5.1            1.69       03/15/10
                           30,000 (3)         7.0            2.04       09/05/10

Joseph R. Kurry, Jr.       21,500 (2)         5.0            1.69       03/15/10
                           40,000 (3)         9.3            2.04       09/05/10

Craig H. Price             12,500 (1)         2.9            1.69       03/15/10
                           15,000 (3)         3.5            2.04       09/05/10

Matthew S. Bechta          16,000 (1)         3.7            1.69       03/15/10
                           15,000 (3)         3.5            2.04       09/05/10

-----------------------------------

(1)      Such options became exercisable beginning March 16, 2000.
(2)      Such options became exercisable beginning April 30, 2000.
(3)      Such options became exercisable beginning September 6, 2000.

     The following table shows for the fiscal year ended December 31, 2000 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal year end values for unexercised options/SARs.

          AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES
                  TABLE FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                                         Number of
                                                         Securities          Value of
                                                         Underlying         Unexercised
                                                         Unexercised       In-the-Money
                                                          Options at       Options at
                                                          FY-End (#)       FY-End($)(1)

                          Shares
                         Acquired on       Value         Exercisable/      Exercisable/
             Name        Exercise (#)   Realized ($)    Unexercisable      Unexercisable
=========================================================================================
Leonard E. Moodispaw         ---             ---        200,500/60,000   $157,600/$26,600

Harry Letaw, Jr.             ---             ---              0/0              0/0

Terry M. Turpin              ---             ---         92,500/17,500    $53,715/$7,325

Joseph R. Kurry, Jr.         ---             ---        107,500/22,500    $45,585/$8,675

Craig H. Price               ---             ---         65,000/10,000    $29,425/$5,300

Matthew S. Bechta            ---             ---         65,000/10,000    $31,595/$5,300

---------------------

   (1) Market value of underlying securities based on the closing price of the Company's Common Stock on December 29, 2000 (last trading day prior to December 31, 2000) on the OTC Bulletin Board system of $2.31 minus the exercise price.

Remuneration of Directors

     The Company's Directors generally meet quarterly. Additionally, the By-Laws provide for special meetings and, as also permitted by Virginia law, Board action may be taken without a meeting upon unanimous written consent of all Directors. There are two Board members not employed by the Company who receive a maximum of $1,500 for each Board or $750 for each Board Committee Meeting attended. In 2000 the Board held four meetings; the entire membership of the Board was present at all of the meetings except two where one former director was absent. The Board members waived the fee for three of the meetings. There are four Board members who are employed by either Global Environment Fund or Networking Ventures, L.L.C. and who have waived any board fees.

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

     The following table and accompanying notes set forth as of February 28, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person or group who beneficially owns more than 5% of the Common Stock, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.


                                           Amount and Nature   Percentage of Outstanding
              Name and Address               of Beneficial       Shares of Common Stock
            of Beneficial Owner*             Ownership (1)         Beneficially Owned
     ---------------------------------     -----------------   -------------------------
     H. Jeffrey Leonard (2)                    1,439,500                 24.73
     John G. Hannon (3)                        1,410,225                 24.23
     Caroline S. Pisano (4)                    1,416,000                 24.33
     Marie S. Minton (5)                       1,410,000                 24.23
     Terry M. Turpin (6)                         390,493                  8.34
     Leonard E. Moodispaw (7)                    327,650                  6.77
     Joseph R. Kurry, Jr. (8)                    178,359                  3.79
     Frank E. Manning (9)                        130,275                  2.82
     Matthew S. Bechta (10)                      114,198                  2.46
     Craig H. Price (11)                          89,342                  1.92
     Robert W. Hicks (12)                         71,700                  1.56
     Ray M. Keeler (13)                           47,500                  1.03
     James P. Gregory (14)                     1,410,000                 24.23
     Harry Letaw, Jr. (15)                       669,859                 14.66
     Paul R. Young (16)                          301,790                  6.60
     GEF Optical Investment
         Company, LLC (17)(20)                 1,410,000                 24.23
     Networking Ventures, L.L.C. (18)(20)      1,410,000                 24.23
     All Directors and Executive Officers
     as a Group (14 persons) (19)              2,874,318                 43.05

----------------

     * Except as noted below, all beneficial owners are directors and/or officers of the Company and can be reached c/o Essex Corporation, 9150 Guilford Road, Columbia, MD 21046-1891.

     (1) The shares listed above include options and rights to acquire shares within sixty (60) days and shares held of record by the Essex Corporation Retirement Trust as to which shares the respective participant has disposition and voting rights. The percentage ownership is computed based upon the number of shares which would be outstanding if such options and rights were exercised.

     (2) H. Jeffrey Leonard is Chairman of the Board of the Company and a director of the managing member of GEF. Of the shares shown as beneficially owned, 29,500 are owned directly by Mr. Leonard and 1,410,000 may be deemed to be beneficially owned by Mr. Leonard as described in footnotes (7) and (19) below. Mr. Leonard's address is c/o GEF, 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

     (3) John G. Hannon is a Director of the Company and a managing member of Networking Ventures. Of the shares shown as beneficially owned, 225 are owned directly by Mr. Hannon and 1,410,000 shares may be deemed to be beneficially owned by Mr. Hannon as described in footnotes (8) and (19) below. Mr. Hannon's address is c/o Networking Ventures, 9150 Guilford Road, Columbia, MD 21046-189l.

     (4) Caroline S. Pisano is a Director of the Company and a managing member of Networking Ventures. Of the shares shown as beneficially owned, 6,000 are owned directly by Ms. Pisano and 1,410,000 shares may be deemed to be beneficially owned by Ms. Pisano as described in footnotes (8) and (19) below. Ms. Pisano's address is c/o Networking Ventures, 9150 Guilford Road, Columbia, MD 21046-189l.




     (5) Marie S. Minton is a Director of the Company and a director of the managing member of GEF. Ms. Minton may be deemed to be the beneficial owner of these shares by virtue of the arrangements described in footnotes (7) and (19) below. Ms. Minton's address is c/o GEF, 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

     (6) Terry  M.  Turpin  is a  Director,  Senior  Vice  President  and  Chief
         Technical Officer of the Company. Of the shares shown as beneficially owned, 111,800 represent presently exercisable rights to acquire Common Stock through stock options.

     (7) Leonard E. Moodispaw is President, Chief Executive Officer and a Director of the Company. Of the shares shown as beneficially owned, 270,500 represent presently exercisable rights to acquire Common Stock through stock options.

     (8) Joseph R. Kurry, Jr. is Senior Vice President, Treasurer and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 140,000 represent presently exercisable rights to acquire Common Stock through stock options.

     (9) Mr. Manning is the Chairman Emeritus and a Director of the Company. Of the shares shown as beneficially owned, 44,000 represent presently exercisable rights to acquire Common Stock through stock options. Does not include 40,000 shares of the Company's Common Stock owned of record and beneficially by Mrs. Eva L. Manning, wife of Mr. Frank E. Manning. Also does not include 169,000 shares beneficially owned by six separate family trusts of which Mrs. Manning is the sole trustee and over which trusts she has exclusive voting and dispositive power.

     (10)Matthew S. Bechta is Vice President of the Company. Of the shares shown as beneficially owned, 75,000 represent presently exercisable rights to acquire Common Stock through stock options.

     (11)Craig H. Price is Vice President of the Company. Of the shares shown as beneficially owned, 75,000 represent presently exercisable rights to acquire Common Stock through stock options.

     (12)Robert W. Hicks is a Director of the Company. Of the shares shown as beneficially owned, 31,500 represent presently exercisable rights to acquire Common Stock through stock options.

     (13)Ray M. Keeler is a Director of the Company. Of the shares shown as beneficially owned, 32,500 represent presently exercisable rights to acquire Common Stock through stock options.

     (14)James P. Gregory is a director of the managing member of GEF. Mr. Gregory may be deemed to be the beneficial owner of these shares by virtue of the arrangements described in footnotes (7) and (19) below. Mr. Gregory's address is c/o GEF, 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

     (15)Dr.  Harry  Letaw,  Jr. is  the former  Chairman of the Board and Chief
         Executive  Officer of  the  Company.   His  address  is  1023  Benfield
         Boulevard, Millersville, MD  21108.

     (16)Based on a Schedule 13D filed with the SEC on November 15, 2000. Mr. Young's address is 11890-T Old Baltimore Pike, Beltsville, MD 20705.

     (17)Consists of 625,000 shares of Common Stock issuable upon conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by GEF. Also consists of 625,000 shares of Common Stock issuable on conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by Networking Ventures, by virtue of the voting arrangements described in footnote (19) below. GEF is a Delaware limited liability company with its principal executive offices located at 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

     (18)Consists of 625,000 shares of Common Stock issuable upon conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by Networking Ventures. Also consists of 625,000 shares of Common Stock issuable on conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by GEF, by virtue of the voting arrangements described in footnote (19) below. Networking Ventures is a Maryland limited liability company with its principal executive offices located at 9150 Guilford Road, Columbia, MD 20146-1891.

     (19)Of the shares shown as beneficially owned, 855,800 represent presently exercisable rights to acquire Common Stock through stock options. Also includes 1,250,000 shares of Common Stock which are presently issuable upon conversion of the Preferred Stock.

     (20)Based on a Schedule 13D/A filed with the SEC on December 14, 2000, each of GEF, Mr. Leonard, Ms. Minton, Mr. Gregory, Networking Ventures, Mr. Hannon and Ms. Pisano may be deemed the beneficial owner of 1,250,000 shares of Common Stock issuable upon conversion of 312,500 shares of Preferred Stock and 160,000 shares of Common Stock directly held for the account of GEF and Networking Ventures by virtue of the provisions of a Shareholders Voting Agreement between GEF and Networking Ventures providing for certain voting arrangements with respect to such shares. A copy of the Shareholders Voting Agreement is included as Exhibit 3 to the Schedule 13D/A.

Preferred Stock

     The following table shows information concerning the beneficial ownership of the Company's Preferred Stock as of February 28, 2001 by each director, by each of the officers named in the Summary Compensation Table, by all directors and executive officers as a group and by each person who is known to the Company to be the beneficial owner of more than 5% of any series of Preferred Stock. Directors and executive officers omitted from the following table do not beneficially own any shares of Preferred Stock.

                                         Amount and Nature  Percentage of Outstanding
                                            of Beneficial    Shares of Preferred Stock
          Name of Beneficial Owner            Ownership         Beneficially Owned
     ---------------------------------   -----------------  --------------------------
     John G. Hannon(1)                         312,500                 100
     Caroline S. Pisano(2)                     312,500                 100
     H. Jeffrey Leonard(3)                     312,500                 100
     Marie S. Minton(4)                        312,500                 100
     James P. Gregory(5)                       312,500                 100
     GEF Optical Investment
         Company, LLC(6)(8)                    312,500                 100
     Networking Ventures, L.L.C.(7)(8)         312,500                 100

     All Directors and Executive Officers
     as a Group                                312,500                 100

     (1) John G. Hannon is a Director of the Company and a managing member of Networking Ventures. These shares may be deemed to be beneficially owned by Mr. Hannon as described in footnotes (7) and (8) below.

     (2) Caroline S. Pisano is a Director of the Company and a managing member of Networking Ventures. These shares may be deemed to be beneficially owned by Ms. Pisano as described in footnotes (7) and (8) below.

     (3) H. Jeffrey Leonard is Chairman of the Board of the Company and a director of the managing member of GEF. Mr. Leonard may be deemed to be the beneficial owner of these shares by virtue of the arrangements described in footnotes (6) and (8) below.

     (4) Marie S. Minton is a Director of the Company and a director of the managing member of GEF. Ms. Minton may be deemed to be the beneficial owner of these shares by virtue of the arrangements described in footnotes (6) and (8) below.

     (5) James P. Gregory is a director of the managing member of GEF. Mr. Gregory may be deemed to be the beneficial owner of these shares by virtue of the arrangements described in footnotes (6) and (8) below.

     (6) Consists of 156,250 shares of Preferred Stock owned directly by GEF. Also consists of 156,250 shares of Preferred Stock directly owned by Networking Ventures, by virtue of the voting arrangements described in footnote (8) below.

     (7) Consists of 156,250 shares of Preferred Stock owned by Networking Ventures. Also consists of 156,250 shares of Preferred Stock directly owned by GEF, by virtue of the voting arrangements described in footnote (8) below.

     (8) Based on the Schedule 13D, each of GEF, Mr. Leonard, Ms. Minton, Mr. Gregory, Networking Ventures, Mr. Hannon and Ms. Pisano may be deemed the beneficial owner of 312,500 shares of Preferred Stock deemed beneficially held for the account of GEF and Networking Ventures by virtue of the provisions of a Shareholders Voting Agreement between GEF and Networking Ventures providing for certain voting arrangements with respect to such shares. A copy of the Shareholders Voting Agreement is included as Exhibit 3 to the Schedule 13D.

12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2000, Essex acquired VeriTerre Corporation for $113,000. Dr. Harry Letaw, former Chairman and CEO of Essex, was the Chairman and Founder of VeriTerre. This entity is currently inactive.

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

          (2)  Exhibits
               (i)   None.

               (ii)  Exhibit  3(i) - Articles of  Incorporation  and  Amendments                       A
                     thereto B  Exhibit  3(ii)  -By-Laws,  as  amended  Filed as
                     Exhibits  3(i)  and  3(ii)  to  Registrant's   Registration
                     Statement on Form SB-2 filed October 17, 1994, Registration
                     No. 33-82920

               (iii) Exhibit 4 - Instruments defining the Rights of Holders
                     4.3     Specimen of Common Stock Certificate                                      B
               (iv)  Exhibit 10 - Material Contracts
                     10.3    Restricted Stock Bonus Plan                                               B
                     10.4    Option and Stock Appreciation Rights Plan                                 B
                     10.6    Pension Plan and Trust Agreement                                          B
                     10.7    Defined Contribution Retirement Plan                                      B
                     10.8    Incentive Performance Award Plan                                          B
                     10.10   Settlement Agreement between the Company and Rumsey Associates            B
                             Limited Partnership
                     10.11   Option Agreement between the Company and Rumsey Associates                B
                             Limited Partnership
                     10.13   Registration Rights Agreement                                             B
                     10.15   1996 Stock Option and Appreciation Rights Plan                            D
                     10.22   1998 Stock Option and Appreciation Rights Plan                            E
                     10.23   1999 Stock Option and Appreciation Rights Plan                            F
                     10.24   2000 Stock Option and Appreciation Rights Plan                            G
               (v)   Exhibit 23 - Consent of Experts and Counsel
                     23.1    Consent of Independent Auditors                                          50
               (vi)  Exhibit 99
                     (a)     Securities Purchase Agreement dated September 7, 2000                     C
                     (b)     Registration Rights Agreement dated September 7, 2000                     C
                     (c)     Common Stock Purchase Warrants dated September 12, 2000                   C
                     (d)     Articles of Amendment dated September 6, 2000                             C

     (b)  Reports on Form 8-K
          None.

-----------------------

A     Incorporated by reference as indicated
B     Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed
      October 17, 1994, Registration No. 33-82920
C     Filed as Exhibit to Registrant's Form 8-K dated September 20, 2000
D     Filed as Exhibit to Registrant's Form 8-K dated November 13, 1996
E     Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 12, 1998
F     Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 11, 1999
G     Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated November 20, 2000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION

                                  (Registrant)

        By:                       /s/ Leonard E. Moodispaw
                           ----------------------------------
                                      Leonard E. Moodispaw
                             President and Chief Executive Officer;
                                    Principal Executive Officer
                                          March 15, 2001


        By:                       /s/ Joseph R. Kurry, Jr.
                            ----------------------------------
                                      Joseph R. Kurry, Jr.
                  Senior Vice President, Treasurer and Chief Financial Officer;
                              Principal Financial and Accounting Officer
                                          March 15, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          /s/ John G. Hannon                    /s/ Marie S. Minton
      ------------------------               -------------------------
      John G. Hannon, Director               Marie S. Minton, Director
            March 15, 2001                         March 15, 2001


          /s/ Robert W. Hicks                 /s/ Leonard E. Moodispaw
      -------------------------              -------------------------------
      Robert W. Hicks, Director              Leonard E. Moodsispaw, Director
            March 15, 2001                         March 15, 2001


          /s/ Ray M. Keeler                   /s/ Caroline S. Pisano
      -----------------------                ----------------------------
      Ray M. Keeler, Director                Caroline S. Pisano, Director
            March 15, 2001                        March 15, 2001


          /s/ H. Jeffrey Leonard               /s/ Terry M. Turpin
      ----------------------------           -------------------------
      H. Jeffrey Leonard, Director           Terry M. Turpin, Director
            March 15, 2001                      March 15, 2001


          /s/ Frank E. Manning
      ----------------------------
      Frank E. Manning, Director
            March 15, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Essex Corporation:
Columbia, Maryland

     We have audited the accompanying balance sheet of Essex Corporation as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the fiscal years ended December 31, 2000 and December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essex Corporation as of December 31, 2000 and the results of its operations and its cash flows for the fiscal years ended December 31, 2000 and December 26, 1999 in conformity with accounting principles generally accepted in the United States.

                                                             Stegman & Company

Baltimore, Maryland
February 9, 2001

                                ESSEX CORPORATION
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                     ASSETS
                                     ------
Current Assets
--------------
  Cash                                                           $    1,015,634
  Accounts receivable, net                                              165,614
  Inventory                                                              49,857
  Prepayments and other                                                  33,433
                                                                 --------------
                                                                      1,264,538
                                                                 --------------
Property and Equipment
----------------------
  Computers and special equipment                                       737,980
  Furniture, equipment and other                                        225,508
                                                                 --------------
                                                                        963,488
  Accumulated depreciation and amortization                            (863,254)
                                                                 --------------
                                                                        100,234
                                                                 --------------
Other Assets
------------
  Patents, net                                                          158,100
  Other                                                                  96,461
                                                                 --------------
                                                                        254,561
TOTAL ASSETS                                                     $    1,619,333
------------                                                     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
-------------------
  Accounts payable                                               $      131,934
  Accrued wages and vacation                                            184,489
  Accrued lease settlement                                              107,766
  Capital leases                                                         22,622
  Other accrued expenses                                                 81,748
                                                                 --------------
    Total Liabilities                                                   528,559
                                                                 --------------

Commitments and Contingencies (Note 6)
--------------------------------------
Stockholders' Equity
--------------------
  Common stock, no par value; 25 million shares
    authorized; 4,570,361 shares issued and outstanding               6,496,320
  Preferred stock, $0.01 par value; 1 million total shares
    authorized; 500,000 shares of Series B authorized,
    312,500 shares outstanding                                        1,250,000
  Accumulated deficit                                                (6,655,546)
                                                                 ---------------
         Total Stockholders' Equity                                   1,090,774
                                                                 --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    1,619,333
------------------------------------------                       ==============

The accompanying notes are an integral part of this statement.

                                ESSEX CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE FIFTY-THREE WEEK FISCAL YEAR ENDED
                              DECEMBER 31, 2000 AND
                    FOR THE FIFTY-TWO WEEK FISCAL YEAR ENDED
                                DECEMBER 26, 1999

                                                                 2000                      1999
                                                          -----------------         -----------------

Revenues                                                  $        3,255,500        $       4,813,228
Cost of goods sold and services provided                          (1,625,644)              (2,524,480)
Research and development                                            (771,234)                (494,516)
Selling, general and administrative expenses                      (2,041,482)              (1,693,654)
                                                          ------------------        -----------------

    Operating (Loss) Income                                       (1,182,860)                 100,578

Interest expense, net and debenture financing
  amortization                                                        (8,556)                 (55,810)
                                                          -------------------       -----------------

(Loss) Income Before Income Taxes                                 (1,191,416)                  44,768

Provision for income taxes                                                --                       --
                                                          ------------------        -----------------

Net (Loss) Income                                         $       (1,191,416)       $          44,768
                                                          ==================        =================

Weighted Average Number of Shares
  Outstanding                                                      4,717,276                4,397,861
                                                          ==================        =================

Basic (Loss) Earnings Per Share                           $            (0.25)        $           0.01
                                                          ==================         ================

Diluted (Loss) Earnings Per Share                         $            (0.25)        $           0.01
                                                          ==================         ================


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999



                                        Common Stock               Preferred Stock
                                        ------------               ---------------
                                                                                             Additional                      Stock-
                                  Shares                        Shares                        Paid-In      Accumulated      holders'
                                  Issued          Amount        Issued         Amount         Capital         Deficit        Equity
                               -------------   ------------    ---------   ------------   -------------  -------------- -----------


BALANCE, DECEMBER 27, 1998      4,397,861    $    439,786           --   $         --   $   5,634,234    $ (5,508,898)  $   565,122

 Net income                            --              --           --             --              --          44,768        44,768
                             ------------    ------------    ---------   ------------   -------------    ------------   ------------

BALANCE, DECEMBER 26, 1999      4,397,861         439,786           --             --       5,634,234      (5,464,130)      609,890

Amend par value to no par              --       5,634,234           --             --      (5,634,234)             --            --

 Preferred stock issued                --              --      312,500      1,250,000              --              --     1,250,000

 Common stock issued              160,000         400,000           --             --              --              --       400,000

 Stock options exercised           12,500          12,500           --             --              --              --        12,500

 Stock option compensation             --           9,800           --             --              --              --         9,800

 Net loss                              --              --           --             --              --      (1,191,416)   (1,191,416)
                             ------------    ------------    ---------   ------------   -------------    ------------  ------------

BALANCE, DECEMBER 31, 2000      4,570,361    $  6,496,320      312,500   $  1,250,000   $          --    $ (6,655,546) $  1,090,774
                             ============    ============    =========   ============   =============    ============  ============


The accompanying notes are an integral part of these statements.

                                       37

                                ESSEX CORPORATION
                            STATEMENTS OF CASH FLOWS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                         2000              1999
                                                                    --------------    --------------
Cash Flows From Operating Activities:
------------------------------------
  Net (Loss) Income                                                 $   (1,191,416)   $       44,768
  Adjustments to reconcile Net (Loss) Income to Net Cash
  (Used In) Provided By Operating Activities:

    Depreciation and amortization                                           98,674           191,988
    Inventory valuation reserve                                            115,000           146,000
    Stock option compensation expense                                        9,800                --
    Other                                                                   (3,981)             (912)

  Change in Assets and Liabilities:
    Accounts receivable                                                    479,950           (83,531)
    Inventory                                                               15,321            11,997
    Prepayments and other                                                   13,362             9,451
    Accounts payable                                                        53,595           (81,472)
    Accrued lease settlement                                               (15,682)          (91,829)
    Other assets and liabilities                                          (222,787)           49,471
                                                                    --------------    --------------
  Net Cash (Used In) Provided By Operating Activities                     (648,164)          195,931
                                                                    --------------    --------------

Cash Flows From Investing Activities:
------------------------------------
  Purchases of property and equipment                                      (54,072)          (25,736)
  Proceeds from sale of fixed assets                                         5,471             1,725
                                                                    --------------    --------------

  Net Cash Used In Investing Activities                                    (48,601)          (24,011)
                                                                    --------------    --------------

Cash Flows From Financing Activities:
------------------------------------
  Sale of preferred stock                                                1,250,000                --
  Sale of common stock                                                     400,000                --
  Exercise of stock options                                                 12,500                --
  Short-term repayments of receivables financing, net                      (59,470)         (104,450)
  Repayment of convertible debentures                                     (375,714)               --
  Payment of capital lease obligations                                     (17,580)         (108,345)
                                                                    --------------    --------------

  Net Cash Provided By (Used In) Financing Activities                    1,209,736          (212,795)
                                                                    --------------    --------------

Cash And Cash Equivalents

    Net increase (decrease)                                                512,971           (40,875)
    Balance - beginning of year                                            502,663           543,538
                                                                    --------------    --------------
    Balance - end of year                                           $    1,015,634    $      502,663
                                                                    ==============    ==============

The accompanying notes are an integral part of these statements.

                                       38

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

1.    Summary of Significant Accounting Policies and Other Important Factors

      These statements cover Essex Corporation (the "Company"). Certain amounts for prior years have been reclassified or recalculated to conform to the 2000 presentation.

      Reporting Year

      The Company is on a 52-53 week fiscal year ending the last Sunday in December. Year 2000 was a 53-week fiscal year. Year 1999 was a 52-week fiscal year.

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

      Important Business Risk Factors

      The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. In recent years, the Company's revenues had been principally from a commercial customer in the satellite communications (SatCom) business area. This work substantially ended in December 1999 and limited other work has continued.

      The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HyperFine Wave Division Multiplex channelizers (HfWDM) and Optical Processor Enhanced Receiver Architecture (OPERA). In September 2000, the Company obtained $2 million in financing to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition, and, ultimately, market acceptance.

      The Company incurred significant losses in 2000, primarily due to the increased expenditures for development of its optoelectronics products and services, particularly the optical telecommunications device technologies. The Company plans to continue research and

                               ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

      development spending in 2001 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds.

      The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies with major industrial concerns to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources to continue to finance development and to achieve initial market penetration. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

      Contract Accounting

      Revenues consist of services rendered on cost-plus-fixed-fee, time and materials and fixed-price contracts. Revenue on cost-plus-fixed-fee contracts (approximately 45% and 39% of total revenues in 2000 and 1999, respectively) is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenue on time and materials contracts (approximately 33% and 57% of total revenues in 2000 and 1999, respectively) is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. Revenue on fixed-price contracts (approximately 22% and 4% of total revenues in 2000 and 1999, respectively) is recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Anticipated losses are recognized as soon as they become known. A portion of the Company's business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government. Because of the inherent uncertainties in estimating costs and the potential for audit adjustments by U.S. Government agencies, it is at least reasonably possible that the estimates will change in the near term.

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

                               ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

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

      Patent Costs

      Patent costs include legal and filing fees covering the various patents which have been issued to the Company. Patent costs are amortized over their respective lives (15 - 20 years) and amortization was $15,000 in 2000 and 1999.

      Impairment of Long-Lived Assets

      Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition.

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

      Research and Development

      Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of indirect costs. However, no general and administrative costs are included. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

                               ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

      Statements of Cash Flows

      Supplemental disclosures of cash flow information are as follows:

                                                     2000             1999
                                                -------------     ------------
      A.    Cash paid during the year for-
                              Interest          $      42,500     $     59,000
                              Income taxes      $          --     $        500

      B. In 2000 and 1999, there were new capital leases of $17,000 and $127,000, respectively.

2.  Accounts Receivable

    Accounts receivable consist of the following:

       U.S. Government
         Amounts billed, including retainages                   $       118,629
       Commercial and other                                              96,985
                                                                ---------------
                                                                        215,614
       Contract reserves and allowances for doubtful accounts           (50,000)
                                                               ----------------
                                                               $        165,614
                                                               ================

     U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Retainages (which are not material) will be collected upon job completion or settlement of audits performed by cognizant U.S. Government audit agencies. Company cost records have been audited through 1999. In the year an audit is settled, the difference between audit adjustments and previously established reserves is reflected in income.

     Contract reserves and allowances for doubtful accounts have been provided where less than full recovery under the contract is expected.

3.   Accounts Receivable Financing

     The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of December 31, 2000.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

4.   Inventory

     Inventory costs are all related to the Company's ImSyn(TM) optoelectronic processor.

                Finished Goods                            $    250,440
                Systems In-Process                              24,832
                Purchased Parts                                209,825
                                                          ------------
                                                               485,097
                Valuation Reserve                             (435,240)
                                                          ------------
                                                          $     49,857
                                                          ============

      Due to the use of estimates in calculating the value of the inventory, it is at least reasonably possible that management's view of the ultimate realizable value of inventory will change in the near term.

5.    Major Customer Information

      The Company's largest customer was Motorola, Inc. for whom the Company performed work on the design and other aspects of the Iridium(R) satellite constellation. The Company's contracts to perform such work amounted to 23% ($733,000) of revenues in 2000 and 45% ($2.2 million) in 1999. This work substantially ended in December 1999 and limited other work has continued.

       The Company's second largest customer was for subcontract work to an agency of the Department of Defense. In 1999, the Company began research work on the use of its optoelectronics products in certain customer systems and applications. Such work amounted to over $538,000 (17%) of 2000 revenues and $2.4 million (50%) of 1999 revenues. The first phase of such work ended in early 2000 and a follow-on stage is proposed to begin in early 2001.

6.    Commitments and Contingencies

      Lease Obligations

      The Company leases office space and certain equipment. As of December 31, 2000, the Company is committed to pay aggregate rentals under these leases as follows:

                           2001                $   235,000
                           2002                $   223,000
                           2003                $   226,000
                           2004                $   233,000
                           2005                $   199,000

      Rental expense charged to operations, including payments made under short-term leases, amounted to $174,000 and $391,000 in 2000 and 1999, respectively.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

      In early 2001, the Company entered into several capital leases for special optical test and telephone equipment. The capital equipment cost of these leases is approximately $300,000 and the lease terms are 2-3 years.

      The Company's office facility is under a long-term lease which expires October 2005. The lease contains provisions to pay for proportionate increases in operating costs and property taxes.

      Lease Settlement

      In 1994, the Company settled a legal dispute with a former landlord. Under the Settlement Agreement, the Company remains liable for contingent cash payments of 25% of future earnings (as defined) and 10-15% of the net proceeds from the sale of common stock or operating assets. The period for computation of such contingent payments ends December 2004. The $108,000 accrual as of December 31, 2000 represents the remaining contingent portion which is to be paid over the applicable consideration period.

7.   Retirement Plan

     The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Total authorized contributions under the matching contribution feature of the Plan were approximately $67,000 in 2000 and $58,000 in 1999. There were no discretionary contributions in these years.

     In accordance with the retirement plan and trust, as amended, such authorized contributions and the resulting annual expense can be reduced by forfeitures by terminated employees of unvested amounts of prior years' contributions. Forfeitures of $7,000 and $10,000 were utilized to reduce annual expenses in 2000 and 1999, respectively.

8.   Income Taxes

     The components of the Company's net deferred tax asset account are as follows as of December 31, 2000:

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

                                                                       2000
                                                                 --------------
             Acquisition NOL and tax credit carryforward         $      289,000
             NOL carryforward                                         1,701,000
             Tax credit carryforward                                    130,000
             Allowance for doubtful accounts                             17,500
             Depreciation and amortization                               61,000
             Inventory valuation reserve                                152,000
             Accrued employee benefit costs                              30,000
             Lease settlement accrual                                    38,000
             Other                                                       12,000
             Valuation Reserve                                       (2,430,500)
                                                                 --------------
                Net Deferred Tax Asset                           $            0
                                                                 ==============

     As a result of an acquisition, the Company has net operating loss ("NOL") and tax credit carryforwards of approximately $726,000 and $35,000, respectively, that are available, subject to certain limitations, to offset future book and taxable income and taxes payable. The net operating loss expires in 2001 and 2002 and the tax credits expire in 2001.

     The Company also has a regular NOL carryforward of $4,860,000 and tax credit carryforwards of $130,000 that are available, subject to certain limitations, to offset future book income and taxes payable. The NOL begins to expire in 2008 and the tax credit carryforwards expire through 2018.

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

     The Company recorded no benefit or provision for income taxes in 2000 or 1999.

9.   Stock Option and Stock Bonus Plans; Other Stock Options

     The Company adopted a 2000 Stock Option and Appreciation Rights Plan (the "2000 Plan") in December 2000. This plan reserves 300,000 shares of the Company's unissued shares for option and stock appreciation rights ("SAR") grants. This plan expires in 2010. Options, which may be tax qualified ("ISOs") and non-qualified ("NSOs"), are exercisable for a period of up to 10 years at prices at or above market price as established on the date of grant. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares to which the rights were awarded. Increases and decreases in the market price of the stock also cause an increase in or reduction to plan expense to record the impact of the SARs outstanding. No options or SARs under this plan were granted in 2000.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


     The Company has a 1999 Stock Option and Appreciation Rights Plan ("1999 Plan") and a 1998 Stock Option and Appreciation Rights Plan ("1998 Plan"). The 1999 Plan reserves 300,000 shares and the 1998 Plan reserves 297,500 shares of the Company's unissued shares for option and SAR grants. Each plan is similar to the 2000 Plan. The 1999 Plan expires in 2010 and the 1998 Plan expires in 2008. There are no SARs outstanding in either plan.

                                            1998 PLAN                      1999 PLAN
                                -----------------------------   -----------------------------

                                 Number of                       Number of
                                  Shares     Price Per Share      Shares     Price Per Share
                                ----------- -----------------   ----------- -----------------

      Outstanding, 12/27/98             0
           Granted                132,500   $  1.00
                                -----------
      Outstanding, 12/26/99       132,500   $  1.00
           Granted                166,700   $  1.69 - $  2.40     110,000   $  2.04 - $  2.40
           Exercised               (2,500)  $  1.00                     0           -
                                -----------                     -----------
      Outstanding, 12/31/00       296,700   $  1.00 - $  2.40     110,000   $  2.04 - $  2.40
                                ===========                     ===========
      Exercisable, 12/21/00       224,200   $  1.00 - $  2.40      70,000   $  2.04 - $  2.40
                                ===========                     ===========


     Under the 1998 Plan, the weighted average price for options outstanding and exercisable was $1.56 and $1.49, respectively. The weighted average life for options outstanding and exercisable was 9 years. Under the 1999 Plan, the weighted average price for options outstanding and exercisable was $2.08 and $2.09, respectively. The weighted average life for options outstanding and exercisable was 9.7 years.

     The Company has a 1996 Stock Option and Appreciation Rights Plan ("1996 Plan") which reserves 290,000 shares of the Company's unissued shares for option and SAR grants. This plan expires in 2006. This plan is similar to the plans above. There are no SARs outstanding.

                                Number of Shares        Price Per Share
                                ----------------    ----------------------
     Outstanding, 12/27/98            256,300       $    1.00  -  $   3.00
         Granted                       46,350       $    1.00
         Canceled                     (14,200)      $    1.00  -  $   3.00
                                -------------
     Outstanding, 12/26/99            288,450       $    1.00  -  $   3.00
         Granted                       19,700       $    1.69  -  $   2.04
         Exercised                    (10,000)      $    1.00
         Canceled                     (10,300)      $    1.00
                                -------------
     Outstanding, 12/31/00            287,850       $    1.00  -  $   3.00
                                =============
     Exercisable, 12/31/00            287,850       $    1.00  -  $   3.00
                                =============

     The weighted average price for options outstanding and exercisable was $1.35 and $1.36, respectively. The weighted average life for options outstanding and exercisable was 6 years.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

     An earlier Option and Stock Appreciation Rights Plan expired in 1997. Outstanding ISO or NSO options previously granted are exercisable through January 30, 2007. The activity in this plan for the last two years is as follows.

                              Number of Shares          Price Per Share
                              ----------------     -----------------------
     Outstanding, 12/27/98          651,250        $    2.52  -  $    3.08
         Canceled/Expired          (101,600)       $    2.52  -  $    3.08
                              -------------
     Outstanding, 12/26/99          549,650        $    2.94  -  $    3.00
         Canceled/Expired          (291,000)       $    2.94  -  $    3.00
                              -------------
     Outstanding, 12/31/00          258,650        $    3.00
                              =============
     Exercisable, 12/31/00          258,650        $    3.00
                              =============

      The weighted average price for options outstanding and exercisable was $3.00. The weighted average life for options outstanding and exercisable was 3.7 years. Since this Plan expired in 1997, there are no shares available for future grants. There are no SARs outstanding.

      The following table summarizes information about stock options outstanding at December 31, 2000:

                                         Options Outstanding                              Options Exercisable

                          ---------------------------------------------------     ------------------------------------

                                              Weighted-
                                               Average          Weighted-                               Weighted-
                                              Remaining          Average                                 Average
           Range of            Shares        Contractual        Exercise               Shares           Exercise
        Exercise Prices           #          Life (Years)       Price ($)                #              Price ($)
     ----------------------------------------------------------------------------------------------------------------

     $  1.00 - $ 1.69           400,650           7.5               1.14               378,150            1.15
     $  2.04 - $ 2.40           254,900           8.8               2.07               164,900            2.08
     $  3.00                    297,650           3.9               3.00               297,650            3.00
     -----------------------------------------------------------------------------------------------------------------
                                953,200           6.7               1.80               840,700            1.79
     =================================================================================================================


     The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company's unissued shares for awards. There were no shares awarded in 2000. There were 18,000 shares awarded to four directors of the Company in 1998. As of December 31, 2000, there were 4,050 shares available for award under the Plan.

     In 1994, the Company issued an option for 125,000 shares of unregistered common stock under a lease settlement (see Note 6). The option is exercisable through December 31, 2004 at an exercise price (as adjusted) of $1.29 per share. The option price is subject to adjustment under anti-dilution provisions of the option agreement. The optionholders have certain registration rights for these shares of common stock.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

     In 2000, the Company issued non-qualified options for 100,000 shares directly to its President and 61,500 to its Chief Financial Officer/Treasurer. The exercise price is equal to the market price on the date of grant.

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

          Year
          Ended                 As Reported                    Pro Forma
      -----------    ----------------------------   ---------------------------
                           Net            Per             Net            Per
                       Income (Loss)     Share        Income (Loss)     Share
                     ----------------  ----------   ---------------   ---------
          2000       $    (1,191,416)  $   (0.25)   $   (1,659,650)   $  (0.35)

          1999       $        44,768   $    0.01    $     (271,636)   $  (0.06)

      The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          2000           1999
                                                      -----------    ----------
         Dividend yield                                   0.00%         0.00%
         Volatility                                     203.40%        70.00%
         Weighted average risk free interest rate         6.05%         5.70%
         Weighted average expected lives of grants     10 years       3 years


      The weighted average grant date fair value of the options issued in 2000 and 1999 was approximately $1.98 and $0.50, respectively.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

10.  Common Stock; Warrants; Preferred Stock

      The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B. There were 312,500 shares of Series B issued in 2000 for $1,250,000. The remaining 187,500 are subscribed for at $750,000 which will be paid in three quarterly installments beginning March 2001. Each Series B share must be converted into 4 shares of common stock before September 12, 2002. The Series B has 51% voting rights, subject to certain terms and conditions, on all stockholder matters. No Series A preferred shares are currently outstanding.

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

                         CONSENT OF INDEPENDENT AUDITORS

     As independent auditors, we hereby consent to the incorporation of our report dated February 9, 2001, included in this Form 10-KSB, into Essex Corporation's previously filed Registration Statements on Form S-8, File No. 33-47900, File No. 33-336770 and File No. 333-57122.

                                                             Stegman & Company

Baltimore, Maryland
March 16, 2001