Form 10QSB
period 2001-04-01
ESSEX CORPORATION
filed 2001-05-08
CIK 355199

ESSEX CORPORATION

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

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

YES       X     NO
        -----          -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                               Outstanding
                  Class                                      at April 27, 2001
                  -----                                      -----------------
Common Stock, no par value per share                              4,700,361

Transitional Small Business Disclosure Format (Check One);

YES             NO       X
        -----          -----

                               ESSEX CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                        April 1,           December 31,
                                                          2001                 2000
                                                     --------------      ---------------
                                                       (unaudited)          (audited)
ASSETS

Current Assets
     Cash                                            $      725,667      $    1,015,634
     Accounts receivable, net                               132,843             165,614
     Inventory                                               58,770              49,857
     Prepayments and other                                   59,645              33,433
                                                     --------------      --------------
                                                            976,925           1,264,538
                                                     --------------      --------------

Property and Equipment
     Computers and special equipment                        987,625             737,980
     Furniture, equipment and other                         237,770             225,508
                                                     --------------      --------------
                                                          1,225,395             963,488
     Accumulated depreciation and amortization             (867,561)           (863,254)
                                                     --------------      --------------
                                                            357,834             100,234
                                                     --------------      --------------

Other Assets
     Patents, net                                           166,066             158,100
     Other                                                   77,561              96,461
                                                     --------------      --------------
                                                            243,627             254,561
                                                     --------------      --------------

TOTAL ASSETS                                         $    1,578,386      $    1,619,333
------------
                                                     ==============      ==============
                                                     ==============      ==============

The accompanying notes are an integral part of these statements.

                                       3

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                               April 1,       December 31,
                                                                 2001            2000
                                                          -------------      -------------
                                                              (unaudited)      (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                     $     159,236      $     131,934
     Accrued wages and vacation                                 168,981            184,489
     Capital leases                                             132,034             22,622
     Other accrued expenses                                      78,030             81,748
     Accrued lease settlement                                        --            107,766
                                                          -------------      -------------
                                                                538,281            528,559

Long-term Debt

     Capital leases, net of current portion                     113,401                 --
                                                          -------------      -------------

     Total Liabilities                                          651,682            528,559
                                                          -------------      -------------

Commitments and Contingencies (Note 4)

Stockholders' Equity
     Common stock, no par value; 25 million shares
       authorized; 4,695,361 and 4,570,361 shares
       issued and outstanding, respectively                   7,030,320          6,496,320
     Preferred stock, $0.01 par value; 1 million total
       shares authorized; 500,000 shares of Series B
       authorized, 375,000 and 312,500 shares
       outstanding, respectively
                                                              1,500,000          1,250,000
     Accumulated deficit                                     (7,603,616)        (6,655,546)
                                                          -------------      -------------
                                                                926,704          1,090,774
                                                          -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          $   1,578,386      $   1,619,333
                                                          =============      =============
                                                          =============      =============

The accompanying notes are an integral part of these statements.

                                       4

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED APRIL 1, 2001 AND MARCH 26, 2000


                                                           2001               2000
                                                      -------------      -------------
                                                       (unaudited)        (unaudited)

Revenues                                              $     412,828      $     975,423
Costs of goods sold and services provided                  (198,953)          (401,074)
Research and development                                   (581,576)          (117,167)
Selling, general and administrative expenses               (586,063)          (457,586)
                                                      -------------      -------------
                                                      -------------      -------------

         Operating Loss                                    (953,764)              (404)

Interest income (expense), net and debenture
  financing amortization
                                                              5,694             (8,209)
                                                      -------------      -------------
                                                      -------------      -------------

Loss Before Income Taxes                                   (948,070)            (8,613)

Provision for income taxes                                       --                 --
                                                      -------------      -------------

Net Loss                                              $    (948,070)     $      (8,613)
                                                      =============      =============
                                                      =============      =============

Weighted Average Number of Shares Outstanding             5,873,932          4,397,861
                                                      =============      =============
                                                      =============      =============

Basic Loss Per Share                                  $       (0.16)     $       (0.00)
                                                      =============      =============

Diluted Loss Per Share                                $       (0.16)     $       (0.00)
                                                      =============      =============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                                                2001                2000
                                                           --------------      --------------
                                                             (unaudited)         (unaudited)
Cash Flows From Operating Activities:
   Net Loss                                                $     (948,070)     $       (8,613)
   Adjustments to reconcile Net Loss to
     Net Cash (Used In) Provided By Operating
     Activities:

      Depreciation and amortization                                53,436              13,274
      Gain on sale/retirement of fixed assets                          --              (4,986)
      Stock option compensation expense                            34,000                  --

   Change in Assets and Liabilities:
      Accounts receivable                                          32,771             141,160
      Inventory                                                    (8,913)             (4,643)
      Prepayments and other assets                                (26,212)             (2,206)
      Accounts Payable                                             27,302              50,188
      Accrued lease settlement                                   (107,766)                 --
      Other Liabilities                                           (42,012)             78,193
                                                           --------------      --------------

   Net Cash (Used In) Provided By Operating
     Activities                                                  (985,464)            262,367
                                                           --------------      --------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                           (36,800)                 --
    Proceeds from sale of fixed assets                                 --               4,986
                                                           --------------      --------------

    Net Cash (Used In) Provided By Investing
     Activities                                                   (36,800)              4,986
                                                           --------------      --------------

Cash Flows From Financing Activities:
    Sale of preferred stock                                       250,000                  --
    Sales of common stock                                         500,000                  --
    Short-term repayments (borrowings), net                            --             (38,093)
    Payment of capital lease obligations                          (17,703)            (10,561)
                                                           --------------      --------------

    Net Cash Provided By (Used In) Financing
     Activities                                                   732,297             (48,654)
                                                           --------------      --------------

Cash and Cash Equivalents
    Net (decrease) increase                                      (289,967)            218,699
    Balance - beginning of period                               1,015,634             502,663
                                                           --------------      --------------
    Balance - end of period                                $      725,667      $      721,362
                                                           ==============      ==============
                                                           ==============      ==============

The accompanying notes are an integral part of these statements.

                                       6

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:  General

Fiscal Year and Presentation

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. Year 2000 was a 53-week fiscal year. Year 2001 is a 52-week fiscal year. Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

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

Important Business Risk Factors

The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. In recent years, the Company's revenues had been principally from a commercial customer in the satellite communications business area. This work substantially ended in December 1999 and limited other satellite communications work has continued.

The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HyperFine Wavelength Division Multiplex channelizers (HfWDM) and Optical Processor Enhanced Receiver Architecture (OPERA). In September 2000, the Company obtained $2 million in financing from an Investor Group to advance its programs to capitalize upon these inventions. In March 2001, the Company received a commitment for an additional $2 million in financing from the same Investor Group, of which $500,000 has been received.

The Company incurred significant losses in the first quarter of 2001, primarily due to the increased expenditures for development of its optoelectronics products and services, particularly the optical telecommunications device technologies. The Company plans to continue research and development spending in 2001 in the optoelectronics operations. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and ultimately market acceptance.

                               ESSEX CORPORATION

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

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period and common shares issuable upon the required conversion of preferred stock. Diluted earnings per common share would incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Such incremental shares were anti dilutive for the periods presented.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of April 1, 2001 or December 31, 2000.

NOTE 4:  Commitments and Contingencies

In early 2001, the Company entered into several capital leases for special optical test and telephone equipment. The capital equipment cost of these leases is approximately $250,000 and the lease terms are 2-3 years.

NOTE 5:  Common Stock; Warrants; Preferred Stock

The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B. There were 312,500 shares of Series B issued in 2000 for $1,250,000 and an additional 62,500 shares issued in 2001 for $250,000 to the Investor Group. The remaining 125,000 shares are subscribed for by the Investor Group at $500,000 which will be paid in equal installments in June and September 2001. Each Series B share must be converted into 4 shares of common stock before September 12, 2002. The Series B has 51% voting rights, subject to certain terms and conditions, on all stockholder matters. No Series A preferred shares are currently outstanding.

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

                               ESSEX CORPORATION

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

In March 2001, the Company closed on a private placement funding transaction with the same Investor Group. Under the terms of the funding, the Company received $500,000 immediately and will receive payments of $500,000 in June, August and October 2001. The Company will issue 500,000 shares in total of its common stock in connection with this transaction.

NOTE 6:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 7:  Statements of Cash Flows - Supplemental Disclosure

In 2001, the Company entered into capital leases for new equipment for $241,000. There were no new capital leases entered into in the first quarter of 2000.

                               ESSEX CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation and other sections contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors.

STATUS

The Company's business is focused increasingly upon applications of its proprietary optoelectronics technology and products.

In September 2000 the Company closed on a private placement funding transaction with GEF Optical Investment Company, LLC and Networking Ventures L.L.C. (together, the "Investor Group"). Under the terms of the funding, the Company has received $1,500,000 and will receive another $500,000 in 2001. The Investor Group received preferred stock that is convertible into 1,500,000 shares of common stock. Additional preferred stock convertible into another 500,000 common shares will be issued as payments are made. The Investor Group was also issued warrants for an additional 2 million shares of common stock. The warrants can be exercised for a nominal price under certain terms and conditions. In December 2000 the Company received a separate investment of $400,000 from the Investor Group through the purchase of Common Stock. In March 2001, the Company received a commitment for an additional $2 million in financing from the same Investor Group. The Company received $500,000 in March and will receive payments of $500,000 in June, August and October of 2001. See Note 5 of Notes to Financial Statements for further details.

The Company's primary use of the funds is to patent, develop and commercialize its key leading-edge optical technologies, principally the fiberoptic HyperFine Wavelength Division Multiplex channelizers (HfWDM) and wireless Optical Processor Enhanced Receiver Architecture (OPERA). The Company began the internal work to support patent filings and the related development work on the technology devices during the third quarter of 2000. The purpose of the HfWDM is to increase the number of usable communications channels within a single optical fiber. The purpose of the OPERA is to increase capacity and improve voice and data quality of wireless systems. These inventions arose from the Company's work and expertise in the optical devices and communications fields.

The Company has a working laboratory model of the HfWDM which is being demonstrated to prospective strategic partners and investors. The Company expects that prototype units of its HyperFine family of devices will be available for evaluation by customers beginning in mid-summer 2001. The Company is developing simulations of its OPERA wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also having discussions with various established commercial entities

                               ESSEX CORPORATION

that are in the wireless communications market in order to determine the best commercial applications of such technology.

The development of these devices has required a diversion of labor resources from revenue generation since mid 2000 and is expected to continue to do so for the remainder of 2001. The Company has begun to hire additional personnel to augment existing technical staff. Since the Company is investing the new capital in such research and development, the financial statements reflect higher than normal expenses which increase the Company's reported losses.

Because of the emphasis on development, the Company has been unable to maintain programs of sufficient volume and to expand such work to consistently achieve an overall breakeven or better level of operations on such revenues. Work based on the patented ImSyn(TM) Processor continues on application contracts for U.S. Government customers for the development of advanced synthetic aperture radar
(SAR) techniques. The remaining value of these contracts is approximately $740,000. The Company received $1.4 million in new contract awards in April 2001 from the Department of Defense. The largest contract, for $1 million for work to be performed in 2001, is to apply improvements made to ImSyn(TM) optoelectronic processors for high speed image processing.

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

REVENUES

Revenues were $413,000 and $975,000 for the first quarters of 2001 and 2000, respectively. The first quarter 2000 revenues include approximately $148,000 for recovery of excess indirect costs on a government contract completed in 1994. There was no such cost recovery in the first quarter of 2001. Without this recovery, first quarter 2000 revenues would have been $827,000. Revenues in the first quarter of 2001 were therefore 50% lower than the first quarter of 2000. The decline in revenues was due to the diversion of labor resources to continuing development work and the delay in receipt of new contract awards until April 2001.

As of April 1, 2001, the Company had a backlog on programs related to services and applications of optoelectronics of approximately $1,943,000, up from $997,000 at December 31, 2000. The Company had no firm orders for ImSyn(TM) units as of the date of this report.

INCOME (LOSS)

There was an operating loss of $954,000 and $400 in the first quarters of 2001 and 2000, respectively. There was a net loss of $948,000 and $9,000 in the first quarters of 2001 and 2000, respectively. Without the approximately $148,000 recovery of excess costs on a previously completed contract, the first quarter 2000 operating and net losses would have been larger by this amount. Cost of goods sold and services provided as a percentage of revenues (excluding revenue from recovery of prior year excess costs) for the first quarter of 2001 was 48.2%, which was slightly lower than the 48.5% in 2000.

Research and development (R&D) increased in 2001 to approximately $582,000 from approximately $117,000 in 2000. In 2001, the majority of the R&D costs were incurred on efforts

                               ESSEX CORPORATION

related to optical telecommunications technology. In 2000, the majority of the expenditures were on ImSyn development. The Company has greatly increased its R&D spending since the September 2000 capital infusion and expects to continue its increased R&D spending in the optical and telecommunications areas in 2001.

The Company has increased selling, general and administrative expenses ("SG&A"), particularly as related to optoelectronics and telecommunications new device business areas. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic telecommunications products and services. The high SG&A expenses contributed to the operating losses in the first quarters of 2001 and 2000.

CORPORATE MATTERS

In 2001, the Company netted $6,000 of interest income, primarily from the temporary investment of funds from the private placements. Total interest expense and debenture financing amortization costs were $8,000 in the first quarter of 2000.

The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first quarters of 2001 or 2000.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                          SELECTED FINANCIAL DATA ($ Thousands)
                                                           AS OF
                                         ---------------------------------------

                                          April 1,     December 31,    March 26,
                                           2001            2000          2000
                                         ---------      ---------      ---------
                                        (unaudited)     (audited)     (unaudited)

Total Assets                             $   1,578      $   1,619      $   1,680
                                         =========      =========      =========
                                         =========      =========      =========

Working Capital                          $     439      $     736      $     390
                                         =========      =========      =========
                                         =========      =========      =========

Current Ratio                               1.81:1         2.39:1         1.36:1
                                         =========      =========      =========
                                         =========      =========      =========

Advance from Accounts Receivable
  Financing                              $      --      $      --      $      21
Convertible Debentures                          --             --            376
Capital Leases                                 245             23             13
                                         ---------      ---------      ---------
         Total Debt/Financing            $     245      $      23      $     410
                                         =========      =========      =========
                                         =========      =========      =========

Stockholders' Equity                     $     927      $   1,091      $     601
                                         =========      =========      =========
                                         =========      =========      =========

In late 2000, the Company received $1,250,000 of a $2 million commitment from the private placement sale of 312,500 shares of Series B Preferred Stock to the Investor Group. In the first quarter of 2001, the Company received $250,000 from this commitment. The Company will receive the remaining $500,000 from equal payments in June and September 2001 in exchange for

                               ESSEX CORPORATION

an additional 125,000 shares of Series B Preferred Stock. The funds are to be used primarily for the development of the optical telecommunications device technologies.

The Company paid off the $376,000 of Convertible Debentures in November 2000. In December 2000, the Company received proceeds of $400,000 from the sale of 160,000 shares of common stock to the Investor Group.

In March 2001, the Company negotiated an additional investment of $2 million with the Investor Group. The additional investment is structured as a private placement of 500,000 shares of Essex common stock. The funds will be received in four equal installments during 2001 and the first payment was received in March 2001. The proceeds will primarily be used to expand development in the Company's optoelectronic telecommunications device technologies.

The Company incurred significant losses in the first quarter of 2001, primarily due to the increased expenditures for development of its optoelectronics products and services, particularly the optical telecommunications device technologies. The Company plans to continue research and development spending in 2001 in the optoelectronics operations.

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies to major industrial concerns to facilitate these goals. The Company may also seek additional funds under appropriate terms from private sources, including the Investor Group, to continue to finance development and to achieve initial market penetration. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of April 1, 2001 or December 31, 2000.

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

         None

(b)      Reports on Form 8-K

         None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

Date:  May 7, 2001            /s/ Joseph R. Kurry, Jr.
                      -------------------------------------
                               Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)