Form 10KSB/A
period 2000-12-31
ESSEX CORPORATION
filed 2001-08-15
CIK 355199

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --- ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

===============================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB/A No. 1 appears on page 33.

Transitional Small Business Disclosure Format              YES          NO   X
                                                               ---          ---

Table of Contents
FORM 10-KSB/A No. 1
Essex Corporation



                                     PART I
Item No.                                                                   Page

 --   INTRODUCTORY STATEMENT................................................  3
 1.   DESCRIPTION OF BUSINESS...............................................  3
 2.   DESCRIPTION OF PROPERTIES..............................................14
 3.   LEGAL PROCEEDINGS......................................................14
 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................14

                                                    PART II

 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............15
 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............15
 7.   FINANCIAL STATEMENTS...................................................20
 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
      FINANCIAL DISCLOSURE...................................................20

                                                   PART III

 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT......................21
10.   EXECUTIVE COMPENSATION.................................................25
11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........30
12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................32
13.   EXHIBITS AND REPORTS ON FORM 8-K.......................................33

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

3) A high-speed optoelectronic processor, IMAGE SYNTHESIS (IMSYNTM), enabling extraordinarily fast processing of data for complex visual image systems including radar imaging, magnetic resonance imaging (MRI), microscopy and ultrawideband signal processing. The second generation ImSyn(TM) optoelectronic processor can accelerate computing speed for processing of large volumes of data by factors of up to one hundred times. Specifically, Essex has field tested a prototype ImSyn(TM) Processor with an MRI system and provided real time images.

CORE TECHNICAL EXPERTISE

     The Company's engineering-based approach to solving key bottlenecks for rapidly growing telecommunications-related industries has its roots in the Company's previous legacy and current high-level classified work for the U.S. Government intelligence community. The leaders and key members of the Company's optoelectronic team invented and fielded successful products for use by the Intelligence Community before joining the Company. The Company's innovative and productive optoelectronic team is led by Chief Technical Officer, Terry Turpin. Mr. Turpin spent the first two decades of his career in the National Security Agency (NSA). His assignments included developing optoelectronic processors for fiber optic communications, signal processing, and CDMA telecommunications systems. Most of his career in NSA was spent in leading the optoelectronic team in designing and fielding engines to perform signal processing tasks well beyond the capabilities of conventional computing technology.

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

     Six prototype units of the ImSyn(TM) processor were completed between 1996 and 1998. They were installed in several government locations for synthetic aperture radar processing, and in two university hospitals for processing high-speed magnetic resonance imaging (MRI) data. The Company is currently developing the second-generation system for commercial product release. In addition, the Company continues to make a limited number of such optoelectronic processors available for sale to commercial and government markets while seeking strategic partnerships or outside financing to further develop these applications into commercially viable products.

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

ESSEX CHALLENGES
     The above applications and exploratory activities are being developed as funding becomes available. At the same time the Company is seeking strategic partnerships with companies active in applicable markets. The Company is also seeking additional government contracts, particularly in the ImSyn(TM) processor area.

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

The Company is using customer funds, principally U.S. Government research and development funding, to enhance and improve its ImSyn(TM) processor device for directed government customer applications and for potential application for commercial customers.

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

     The Company believes that its patents and patent applications provide it with a competitive advantage. Accordingly, in the event the Company's products and technologies under development gain market acceptance, patent protection would be important to the Company's business. However, obtaining patent and other intellectual property protection may not adequately protect our rights or permit us to gain or keep any competitive advantage. For instance, unauthorized parties may attempt to copy, reverse engineer or otherwise obtain and use our patented products or technology without our permission, thus eroding or eliminating the competitive advantage we hope to gain through the exclusive rights provided by patent protection. Moreover, our existing patents and patents we have applied for (if granted) may not protect us against competitors that independently develop proprietary technologies that are substantially equivalent or superior to our technologies, or design around our patents. In addition, the competitive advantage provided by patenting our technology may erode if we do not upgrade, enhance and improve our technology on an ongoing basis to meet competitive challenges.

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

     The third ImSyn(TM)U.S. Patent No. 5,736,958, "Image Synthesis Using Time Sequential Holography", with 8 claims expires April 7, 2015.

     The fourth ImSyn(TM)U.S. Patent No. 5,751,243, "Image Synthesis Using Time Sequential Holography" with 21 claims expires May 11, 2015.

VIRTUAL LENS SENSOR TECHNOLOGYTM (VLST)
     The ImSyn(TM) U.S. Patent No. 5,751,243 discloses the Virtual Lens Microscope, a 2D and 3D sensing and reconstruction technique called the Synthetic Aperture Microscope at the time of the patent. On December 11, 2000 a provisional patent was filed in the VLST family entitled "Efficient Fourier Transform Algorithm For Non-Uniform Data".

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

     In business areas where ImSyn(TM) processors could be utilized, Essex is just beginning to express itself outside the development laboratory and is not yet firmly in the market. ImSyn(TM) processors are undergoing enhancement development and testing which are not expected to be completed until late 2001 or early 2002. As far as the world of systems integration is concerned, Essex ImSyn(TM) products are not yet widely known or available. When performing desired functions using conventional technology (e.g. high-end workstations, array processors or digital signal processors boards) takes too long or costs too much, designers do not specify those functions. When Essex offers cost-effective means of providing such functions, system integrators can state, correctly, that there is "no requirement" for them within the design specifications. That means that no expenditure is justified, no matter what the gain in system effectiveness may be. Such design limitations are a key obstacle to market penetration by the Company's products. Large electronic systems integrators such as Lockheed Martin, Boeing, Motorola, Raytheon, TRW, General Electric, Siemens and Hughes Telecom control an immense portion of the markets of interest to Essex. As systems integrators, they also specify the requirements for commercial military and space products. These companies determine which suppliers' products become a part of military and other systems. To the extent Essex is able to further develop ImSyn(TM) processors and promote their utilization in specific applications, integrators will have an opportunity to consider specifying them.

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

3.   LEGAL PROCEEDINGS - None

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 4, 2000, the Company held its 2000 Annual Meeting of Shareholders. At the meeting, each member of the Board of Directors was elected to serve until the next annual meeting or until their successors are duly elected and qualified. The votes cast and withheld for each such director were as follows:
                                               FOR               WITHHELD
                                        ----------------     -----------------
           John G. Hannon                    8,193,952             123,934
           Robert W. Hicks                   8,193,352             124,534
           Ray M. Keeler                     8,193,352             124,534
           H. Jeffrey Leonard                8,193,552             124,334
           Frank E. Manning                  8,193,127             124,759
           Marie S. Minton                   8,193,352             124,534
           Leonard E. Moodispaw              8,192,952             124,934
           Caroline S. Pisano                8,172,443             145,443
           Terry M. Turpin                   8,160,983             156,903

     In addition, the Company's shareholders approved the following proposals:

           The ratification of the Essex Corporation 2000 Stock Option and Appreciation Rights Plan, as follows:

           FOR    6,690,786     AGAINST    92,994     ABSTAIN    135,146
                  ---------                ------                -------

           The ratification of the appointment of Stegman & Company as independent accountants, as follows:

           FOR    8,156,840     AGAINST    20,500     ABSTAIN    140,546
                  ---------                ------                -------

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

                                    2000                         1999
                           -----------------------     ------------------------
                             High           Low          High           Low
                           ---------     ---------     ---------     ----------

 First Quarter.........    $    3.31     $    1.00     $    0.72     $     0.41
 Second Quarter........         2.25          0.63          0.72           0.38
 Third Quarter.........         5.13          1.06          1.28           0.44
 Fourth Quarter........         4.09          1.50          1.50           0.56


     At March 1, 2001, there were approximately 1,400 beneficial owners of the Company's Common Stock which includes 346 holders of record.

SALE OF UNREGISTERED SECURITIES
     In December 2000, the Company sold 160,000 shares of unregistered Common Stock to the new Investor Group, consisting of two accredited investors, for $400,000. The stock was sold in reliance upon the exemption from registration provided for private offerings provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D. Appropriate restrictive legends were placed on the shares. No placement agent or underwriter was involved in the sale of the common stock and the Company did not pay any commissions.

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

     The Company is working to reduce the deficit from such operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial improvements realized from customer funded development programs have been achieved. The Company has established significant reserves against its ImSyn(TM) inventory for such changes and delays in the introduction of these first units. The existing configuration of finished goods in inventory is being redesigned. The current inventory has been written down to its estimated net realizable value as components or subassemblies in the redesigned and upgraded units.

     The  Company  currently  does not have  sufficient  resources  to bring its telecommunications and optoelectronics processing devices to market. Accordingly, the Company will likely have to partner with or enter into licensing arrangements with major industry participants in order to successfully introduce its technology and products. There can be no assurance that the Company will be successful in entering into such agreements.

2000 COMPARED TO 1999

     Revenues were $3,255,000 and $4,813,000 for 2000 and 1999, respectively, a decrease of 32% primarily due to the reduction in revenues from commercial satellite communications systems as discussed below. The Company's revenue in 2000 on U.S. Government programs for research on the use of the Company's optoelectronics products was $2.2 million (67%) compared to $2.4 million (50%) in 1999. While the work in 1999 was principally with one customer, the work in 2000 was funded by six customer programs. The Company has a backlog of approximately $997,000 on programs related to optoelectronic devices and services.

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

     Research and development (R&D) increased in 2000 to approximately $775,000 from approximately $500,000 in 1999 and $474,000 in 1998. In 2000, the majority of the R&D costs were incurred on efforts related to optical telecommunications technology. In 1999 and 1998, the majority of the expenditures were on ImSyn(TM) development. The Company greatly increased its

R&D  spending  since  the  September  2000  capital   infusion  and  expects  to
significantly increase its R&D spending in the optical and telecommunications areas in 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company evaluates its liquidity position using various factors as is discussed below:

                                               SELECTED FINANCIAL DATA
                                                   ($ Thousands)
                                                       as of
                                         ---------------------------------
                                            December 31,     December 26,
                                                2000              1999
                                         ---------------   ---------------
Total Assets                             $      1,619      $      1,609
                                         ===============   ===============

Working Capital                          $        736      $        384
                                         ===============   ===============

Current Ratio                                  2.39:1            1.39:1
                                         ===============   ===============

Convertible Debentures                   $         --      $        376
Advances from Accounts Receivable
   Financing                                       --                59
Capital Leases                                     23                23
                                         ---------------   ---------------
         Total Debt/Financing            $         23      $        458
                                         ===============   ===============

Stockholders' Equity                     $      1,091      $        610
                                         ===============   ===============

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

         NAME                    AGE    POSITION
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

     Terry M. Turpin was elected a Director of the Company in January 1997. He is Senior Vice President and Chief Technical Officer for the Company, positions he has held since 1996. He joined Essex through merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by the NSA. He was Chief of the Advanced Processing Technologies Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

     Joseph R. Kurry, Jr. joined Essex Corporation in March 1985. He is Treasurer, Chief Financial Officer and Senior Vice President, positions he has held since 1985. Mr. Kurry was controller of ManTech International Corporation from December 1979 to March 1985. Mr. Kurry received a Bachelor of Science degree in Business Administration in 1972 from Georgetown University, in Washington, D.C. and is a Certified Public Accountant.

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

     Gerald J. Davieau joined Essex in 1989 as a result of the merger of Essex with SEDC, and was elected Vice President in November 1997. From 1996 to 1997 Mr. Davieau was technical director of telecommunications systems engineering operations. Mr. Davieau is responsible for design and analysis of wireless satellite applications. He is listed on more than 20 Motorola patent disclosures from work on Iridium(R) and Teledesic(TM) satellite programs. Mr. Davieau was employed by SPACECOM in Gaithersburg, Maryland, 1982-1987. He served in the U.S. Army from 1978 to 1982. Mr. Davieau holds a Bachelor of Science degree in Electrical Engineering from Lehigh University and a Master of Science degree in Electrical Engineering from the University of Maryland.

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

     Frank E. Manning, Chairman Emeritus, is the founder of the Company. Mr. Manning has served as a Director of the Company since its organization in 1969. Mr. Manning has been a special advisor to the CEO for the past five years. Mr. Manning received a Bachelor of Science degree in Economics from Franklin and Marshall College in 1942, and a Masters of Letters degree in Industrial Relations from the University of Pittsburgh in 1946.

     H. Jeffrey Leonard, was elected a Director of the Company in September 2000 and Chairman of the Board in December 2000. Dr. Leonard is the President and founding shareholder of Global Environment Fund. Since 1989, Dr. Leonard has served as Chairman of the Investment Committee for GEF's five investment funds. He has extensive experience in international private equity and project finance investments, and advanced technology investments in the energy, environmental, applications software, intelligent systems engineering, biological and medical fields. Dr. Leonard also serves as a member of the Board of Directors of
Measuring and Monitoring Inc., Aurora Flight Sciences Corp., Athena Technologies, Sorbent Technologies, International Pepsi-Cola Bottlers Limited and Global Forest Products Company Limited. He has served as an advisor to the U.S. Office of Technology Assessment and is a member of the Board of Directors of the National Council for Science and the Environment. Dr. Leonard received a Bachelor of Arts degree in 1976 from Harvard College, a Master of Science degree from the London School of Economics in 1978 and a Doctor of Philosophy degree from Princeton University in 1984.

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

=================================================================================================================
                                                                                        LONG-TERM COMPENSATION
                                              ANNUAL COMPENSATION                               AWARDS
                                              -------------------                               ------
                                                                       Other                  Securities
                                                                       Annual                 Underlying
        Name and                                                    Compensation             Options/SARs
   Principal Position         Year   Salary($)(1)    Bonus ($)         ($)(3)                    (#)
---------------------------- ------- ------------- -------------- ----------------- -----------------------------
Leonard E. Moodispaw(2)       2000     136,404           0               0                     100,000
President and CEO             1999     124,800           0               0                      45,000
                              1998      60,240           0               0                      75,000

Harry Letaw, Jr.(4)           2000     144,764           0               0                         0
Former Chairman of the        1999     135,200           0               0                         0
Board and CEO                 1998     135,200           0               0                         0

Terry M. Turpin               2000     134,496        25,000           4,785                    52,000
Senior Vice President and     1999     122,720           0             3,682                    15,000
Director                      1998     122,720           0             3,682                       0

Joseph R. Kurry, Jr.          2000     122,804        15,000           4,134                    61,500
Treasurer, Senior Vice        1999     114,400           0             3,432                    15,000
President and CFO             1998     114,400           0             3,432                       0

Craig H. Price                2000     114,184        15,000           3,875                    27,500
Vice President                1999     103,260           0             3,098                    10,000
                              1998     102,960           0             3,089                       0

Matthew S. Bechta             2000     112,840        10,000           3,685                    31,000
Vice President                1999     102,960           0             3,089                    10,000
                              1998     102,960           0             3,089                       0
=================================================================================================================

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

                                                STOCK OPTIONS GRANTS
                                       FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                          NUMBER OF
                                          SECURITIES
                                          UNDERLYING        % OF TOTAL OPTIONS/
                                           OPTIONS            SARS GRANTED TO          EXERCISE OR
                                           GRANTED              EMPLOYEES IN           BASE PRICE       EXPIRATION
           NAME                              (#)                FISCAL YEAR              ($/SH)            DATE
====================================== ================= =========================== ================ ================

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

              AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES
                    TABLE FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                                                                       NUMBER OF SECURITIES
                                                                      UNDERLYING UNEXERCISED          VALUE OF
                                                                            OPTIONS AT              UNEXERCISED
                                                                            FY-END (#)              IN-THE-MONEY
                                                                                                     OPTIONS AT
                                                                           EXERCISABLE/             FY-END($)(1)
                                      SHARES                               UNEXERCISABLE
                                   ACQUIRED ON           VALUE                                      EXERCISABLE/
             NAME                  EXERCISE (#)      REALIZED ($)                                  UNEXERCISABLE
================================ ================= ================== ======================== =======================
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


                                                 Amount and Nature         Percentage of Outstanding
              Name and Address                     of Beneficial             Shares of Common Stock
            OF BENEFICIAL OWNER*                   OWNERSHIP (1)               BENEFICIALLY OWNED
     ---------------------------------       -----------------------       -----------------------------
     H. Jeffrey Leonard (2)                            1,439,500                           24.73
     John G. Hannon (3)                                1,410,225                           24.23
     Caroline S. Pisano (4)                            1,416,000                           24.33
     Marie S. Minton (5)                               1,410,000                           24.23
     Terry M. Turpin (6)                                 390,493                            8.34
     Leonard E. Moodispaw (7)                            327,650                            6.77
     Joseph R. Kurry, Jr. (8)                            178,359                            3.79
     Frank E. Manning (9)                                130,275                            2.82
     Matthew S. Bechta (10)                              114,198                            2.46
     Craig H. Price (11)                                  89,342                            1.92
     Robert W. Hicks (12)                                 71,700                            1.56
     Ray M. Keeler (13)                                   47,500                            1.03
     James P. Gregory (14)                             1,410,000                           24.23
     Harry Letaw, Jr. (15)                               669,859                           14.66
     Paul R. Young (16)                                  301,790                            6.60
     GEF Optical Investment
         Company, LLC (17)(20)                         1,410,000                           24.23
     Networking Ventures, L.L.C. (18)(20)              1,410,000                           24.23
     All Directors and Executive Officers
     as a Group (14 persons) (19)                      2,874,318                           43.05

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

     (2) H. Jeffrey Leonard is Chairman of the Board of the Company and a director of the managing member of GEF. Of the shares shown as beneficially owned, 29,500 are owned directly by Mr. Leonard and 1,410,000 may be deemed to be beneficially owned by Mr. Leonard as described in footnotes (17) and (19) below. Mr. Leonard's address is c/o GEF, 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

     (3) John G. Hannon is a Director of the Company and a managing member of Networking Ventures. Of the shares shown as beneficially owned, 225 are owned directly by Mr. Hannon and 1,410,000 shares may be deemed to be beneficially owned by Mr. Hannon as described in footnotes (18) and
         (19) below. Mr. Hannon's address is c/o Networking Ventures, 9150 Guilford Road, Columbia, MD 21046-189l.

     (4) Caroline S. Pisano is a Director of the Company and a managing member of Networking Ventures. Of the shares shown as beneficially owned, 6,000 are owned directly by Ms. Pisano and 1,410,000 shares may be deemed to be beneficially owned by Ms. Pisano as described in footnotes (18) and (19) below. Ms. Pisano's address is c/o Networking Ventures, 9150 Guilford Road, Columbia, MD 21046-189l.



     (5) Marie S. Minton is a Director of the Company and a director of the managing member of GEF. Ms. Minton may be deemed to be the beneficial owner of these shares by virtue of the arrangements described in footnotes (17) and (19) below. Ms. Minton's address is c/o GEF, 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

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

     (14)James P. Gregory is a director of the managing member of GEF. Mr. Gregory may be deemed to be the beneficial owner of these shares by virtue of the arrangements described in footnotes (17) and (19) below. Mr. Gregory's address is c/o GEF, 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

     (15)Dr.  Harry  Letaw,  Jr. is the former  Chairman  of the Board and Chief
          Executive Officer of the Company. His address is 1023 Benfield Boulevard, Millersville, MD 21108.

     (16)Based on a Schedule 13D filed with the SEC on November 15, 2000. Mr. Young's address is 11890-T Old Baltimore Pike, Beltsville, MD 20705.

     (17)Consists of 625,000 shares of Common Stock issuable upon conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by GEF. Also consists of 625,000 shares of Common Stock issuable on conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by Networking Ventures, by virtue of the voting arrangements described in footnote (20) below. GEF is a Delaware limited liability company with its principal executive offices located at 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

     (18)Consists of 625,000 shares of Common Stock issuable upon conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by Networking Ventures. Also consists of 625,000 shares of Common Stock issuable on conversion of 156,250 shares of Preferred Stock and 80,000 shares directly owned by GEF, by virtue of the voting arrangements described in footnote (20) below. Networking Ventures is a Maryland limited liability company with its principal executive offices located at 9150 Guilford Road, Columbia, MD 21046-1891.

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

                                                 Amount and Nature         Percentage of Outstanding
                                                   of Beneficial            Shares of Preferred Stock
          NAME OF BENEFICIAL OWNER                   OWNERSHIP                 BENEFICIALLY OWNED
     ---------------------------------       -----------------------       -----------------------------
     John G. Hannon(1)                                   312,500                            100
     Caroline S. Pisano(2)                               312,500                            100
     H. Jeffrey Leonard(3)                               312,500                            100
     Marie S. Minton(4)                                  312,500                            100
     James P. Gregory(5)                                 312,500                            100
     GEF Optical Investment
         Company, LLC(6)(8)                              312,500                            100
     Networking Ventures, L.L.C.(7)(8)                   312,500                            100

     All Directors and Executive Officers
     as a Group                                          312,500                            100

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




13.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  (1)  Financial Statements
               Report of Independent Auditors                                                                    35
               Balance Sheet                                                                                     36
               Statements of Operations                                                                          37
               Statements of Changes in Stockholders' Equity                                                     38
               Statements of Cash Flows                                                                          39
               Notes to Financial Statements                                                                40 - 51

          (2)  Exhibits
               (i)   None.
               (ii)  Exhibit  3(i) - Articles of  Incorporation  and  Amendments
                     thereto A  Exhibit  3(ii)  -By-Laws,  as  amended  Filed as
                     Exhibits  3(i)  and  3(ii)  to  Registrant's   Registration
                     Statement on Form SB-2 filed October 17, 1994, Registration
                     No. 33-82920
               (iii) Exhibit 4 - Instruments defining the Rights of Holders
                     4.3     Specimen of Common Stock Certificate                                                 B
               (iv)  Exhibit 10 - Material Contracts
                     10.3    Restricted Stock Bonus Plan                                                          B
                     10.4    Option and Stock Appreciation Rights Plan                                            B
                     10.6    Pension Plan and Trust Agreement                                                     B
                     10.7    Defined Contribution Retirement Plan                                                 B
                     10.8    Incentive Performance Award Plan                                                     B
                     10.10   Settlement Agreement between the Company and Rumsey Associates                       B
                             Limited Partnership
                     10.11   Option Agreement between the Company and Rumsey Associates                           B
                             Limited Partnership
                     10.13   Registration Rights Agreement                                                        B
                     10.15   1996 Stock Option and Appreciation Rights Plan                                       D
                     10.22   1998 Stock Option and Appreciation Rights Plan                                       E
                     10.23   1999 Stock Option and Appreciation Rights Plan                                       F
                     10.24   2000 Stock Option and Appreciation Rights Plan                                       G
               (v)   Exhibit 23 - Consent of Experts and Counsel
                     23.1    Consent of Independent Auditors                                                     52
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

                                  ESSEX CORPORATION
                                    (Registrant)


        By:                      /S/ LEONARD E. MOODISPAW
                       --------------------------------------------
                                   Leonard E. Moodispaw
                          President and Chief Executive Officer;
                                Principal Executive Officer
                                      August 9, 2001


        By:                      /S/ JOSEPH R. KURRY, JR.
                       --------------------------------------------
                                   Joseph R. Kurry, Jr.
               Senior Vice President, Treasurer and Chief Financial Officer;
                        Principal Financial and Accounting Officer
                                      August 9, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           /S/ JOHN G. HANNON
      -----------------------------
        John G. Hannon, Director                    Marie S. Minton, Director
             August 9, 2001                             August 9, 2001

                                                    /S/ LEONARD E. MOODISPAW
                                                    ------------------------
        Robert W. Hicks, Director               Leonard E. Moodispaw, Director
             August 9, 2001                             August 9, 2001


            /S/ RAY M. KEELER                         /S/ CAROLINE S. PISANO
      -----------------------------                   ----------------------
         Ray M. Keeler, Director                  Caroline S. Pisano, Director
             August 9, 2001                             August 9, 2001

                                                      /S/ TERRY M. TURPIN
                                                      -------------------
      H. Jeffrey Leonard, Director                    Terry M. Turpin, Director
             August 9, 2001                               August 9, 2001


          /S/ FRANK E. MANNING
      -----------------------------
       Frank E. Manning, Director
             August 9, 2001

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

      As discussed in Note 11 to the accompanying financial statements, the Company has restated its financial statements for the fiscal year ended December 31, 2000 to recognize a beneficial conversion feature associated with its convertible preferred stock.

                                                          Stegman & Company



Baltimore, Maryland
February 9, 2001, except as to Note 11
      which is dated August 8, 2001


                                ESSEX CORPORATION
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2000

                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $    1,015,634
  Accounts receivable, net                                                             165,614
  Inventory                                                                             49,857
  Prepayments and other                                                                 33,433
                                                                                --------------
                                                                                     1,264,538
PROPERTY AND EQUIPMENT
  Computers and special equipment                                                      737,980
  Furniture, equipment and other                                                       225,508
                                                                                --------------
                                                                                       963,488
  Accumulated depreciation and amortization                                           (863,254)
                                                                                --------------
                                                                                       100,234
OTHER ASSETS
  Patents, net                                                                         158,100
  Other                                                                                 96,461
                                                                                --------------
                                                                                       254,561
TOTAL ASSETS                                                                    $    1,619,333
------------                                                                    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                              $      131,934
  Accrued wages and vacation                                                           184,489
  Accrued lease settlement                                                             107,766
  Capital leases                                                                        22,622
  Other accrued expenses                                                                81,748
                                                                                --------------
    Total Liabilities                                                                  528,559
                                                                                --------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY
  Common stock, no par value; 25 million shares
    authorized; 4,570,361 shares issued and outstanding                              6,496,320
  Convertible preferred stock, $0.01 par value; 1 million total shares authorized; 500,000 shares of Series B authorized,
    312,500 shares outstanding                                                       1,250,000
  Additional paid-in capital                                                         1,250,000
  Accumulated deficit                                                               (7,905,546)
                                                                                ---------------
         Total Stockholders' Equity                                                  1,090,774
                                                                                --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    1,619,333
------------------------------------------                                      ==============

The accompanying notes are an integral part of this statement.

                                       36


                                ESSEX CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE FIFTY-THREE WEEK FISCAL YEAR ENDED
                              DECEMBER 31, 2000 AND
                    FOR THE FIFTY-TWO WEEK FISCAL YEAR ENDED
                                DECEMBER 26, 1999



                                                                              2000                      1999
                                                                       -----------------         ------------------

Revenues                                                               $        3,255,500        $       4,813,228
Cost of goods sold and services provided                                       (1,625,644)              (2,524,480)
Research and development                                                         (771,234)                (494,516)
Selling, general and administrative expenses                                   (2,041,482)              (1,693,654)
                                                                       ------------------        -----------------

    Operating (Loss) Income                                                    (1,182,860)                 100,578

Interest expense, net and debenture financing
  amortization                                                                     (8,556)                 (55,810)
                                                                       -------------------       ------------------

(Loss) Income Before Income Taxes                                              (1,191,416)                  44,768

Provision for income taxes                                                             --                       --
                                                                       ------------------        -----------------

Net (Loss) Income                                                              (1,191,416)                  44,768

Beneficial conversion feature of convertible
  preferred stock                                                              (1,250,000)                      --
                                                                       ------------------        -----------------

Net (Loss) Income Attributable to Common Stockholders                  $       (2,441,416)       $          44,768
                                                                       ==================        =================

Weighted Average Number of Shares
  Outstanding                                                                   4,717,276                4,397,861
                                                                       ==================        =================

Basic (Loss) Earnings Per Common Share                                 $           (0.52)        $           0.01
                                                                       =================         ================

Diluted (Loss) Earnings Per Common Share                               $           (0.52)        $           0.01
                                                                       =================         ================


The accompanying notes are an integral part of these statements.



                                                                                ESSEX CORPORATION
                                                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


                                         COMMON STOCK               PREFERRED STOCK        Additional                      Total
                                         ------------               ---------------                                        Stock-
                                   Shares                      Shares                       Paid-In       Accumulated      holders'
                                   ISSUED         AMOUNT       ISSUED        AMOUNT         CAPITAL        DEFICIT         EQUITY
                                 ----------   ------------   ---------    ------------   -------------   -------------  ----------

BALANCE, DECEMBER 27, 1998        4,397,861   $    439,786          --    $        --   $   5,634,234   $ (5,508,898)  $   565,122

 Net income                              --             --          --             --              --         44,768        44,768
                                 ----------    -----------   ---------    -----------   -------------   ------------   -----------

BALANCE, DECEMBER 26, 1999        4,397,861        439,786          --             --       5,634,234     (5,464,130)      609,890

 Amend par value to no par               --      5,634,234          --             --      (5,634,234)            --            --

 Preferred stock issued                  --             --     312,500      1,250,000              --             --     1,250,000

Beneficial conversion feature of
preferred stock                          --             --          --             --       1,250,000     (1,250,000)           --

 Common stock issued                160,000        400,000          --             --              --             --       400,000

 Stock options exercised             12,500         12,500          --             --              --             --        12,500

 Stock option compensation               --          9,800          --             --              --             --         9,800

 Net loss                                --             --          --             --              --     (1,191,416)   (1,191,416)
                                 ----------    -----------   ---------    -----------    -------------   ------------  -----------

BALANCE, DECEMBER 31, 2000        4,570,361    $ 6,496,320     312,500    $  1,250,000   $   1,250,000   $(7,905,546)  $ 1,090,774
                                 ==========    ===========   =========    ============   =============   ============  ===========


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

                                       39

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

      The Company incurred significant losses in 2000, primarily due to the increased expenditures for research and development of its optoelectronics products and services, particularly the optical telecommunications device technologies. The Company plans to continue research and

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

      development spending in 2001 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds.

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

      BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

      Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and convertible debentures. Such incremental shares were anti dilutive for the periods presented.

      RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of indirect costs. However, no selling, general and administrative costs are included. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999


      STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information are as follows:

                                                            2000         1999
                                                         ---------    ---------
A.       Cash paid during the year for-
                                          Interest       $  42,500    $  59,000
                                          Income taxes   $      --    $     500

B. In 2000 and 1999, there were new capital leases of $17,000 and $127,000, respectively.

2.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:
       U.S. Government
         Amounts billed, including retainages                   $     118,629
       Commercial and other                                            96,985
                                                                -------------
                                                                      215,614
       Contract reserves and allowances for doubtful accounts         (50,000)
                                                                -------------
                                                                $     165,614
                                                                =============

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

      The existing configuration of finished goods in inventory is being redesigned. The current inventory has been written down to its estimated net realizable value as components or subassemblies in the redesigned and upgraded units and a new cost basis established. Depending upon the time to complete redesign and the ability to use the current inventory in the upgraded units, it is at least reasonably possible that management's view of the ultimate realizable value of inventory will change in the near term.

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

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999



8.   INCOME TAXES

     The components of the Company's net deferred tax asset account are as follows as of December 31, 2000:

                                                                   2000
                                                              ==============

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

                                               1998 PLAN                   1999 PLAN
                                -------------------------------    ------------------------------

                                Number of                          Number of
                                  Shares      Price Per Share        Shares     Price Per Share
                                ---------    ------------------    ---------   ------------------

      Outstanding, 12/27/98             0
           Granted                132,500    $  1.00
                                ---------
      Outstanding, 12/26/99       132,500    $  1.00
           Granted                166,700    $  1.69 -  $  2.40      110,000   $  2.04 -  $  2.40
           Exercised               (2,500)   $  1.00                       0           -
                                ---------                          ---------
      Outstanding, 12/31/00       296,700    $  1.00 -  $  2.40      110,000   $  2.04 -  $  2.40
                                =========                          =========
      Exercisable, 12/21/00       224,200    $  1.00 -  $  2.40       70,000   $  2.04 -  $  2.40
                                =========                          =========


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

                               NUMBER OF SHARES        PRICE PER SHARE
                               ----------------    ---------------------
     Outstanding, 12/27/98             256,300     $   1.00  -  $   3.00
         Granted                        46,350     $   1.00
         Canceled                      (14,200)    $   1.00  -  $   3.00
                                 -------------
     Outstanding, 12/26/99             288,450     $   1.00  -  $   3.00
         Granted                        19,700     $   1.69  -  $   2.04
         Exercised                     (10,000)    $   1.00
         Canceled                      (10,300)    $   1.00
                                 -------------
     Outstanding, 12/31/00             287,850     $   1.00  -  $   3.00
                                 =============
     Exercisable, 12/31/00             287,850     $   1.00  -  $   3.00
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

      The following table summarizes information about stock options outstanding at December 31, 2000:


                                         Options Outstanding                              Options Exercisable
                          ---------------------------------------------------     ------------------------------------

                                              Weighted-
                                               Average          Weighted-                               Weighted-
                                              Remaining          Average                                 Average
           Range of            Shares        Contractual        Exercise               Shares           Exercise
        Exercise Prices           #          Life (Years)       Price ($)                #              Price ($)
     ---------------------- -------------- ----------------- ---------------- --- ----------------- ------------------

     $  1.00 - $ 1.69           400,650           7.5               1.14               378,150            1.15
     $  2.04 - $ 2.40           254,900           8.8               2.07               164,900            2.08
     $  3.00                    297,650           3.9               3.00               297,650            3.00
     ---------------------- -------------- ----------------- ---------------- --- ---------------- -------------------
     ---------------------- -------------- ----------------- ---------------- --- ---------------- -------------------
                                953,200           6.7               1.80               840,700            1.79
     ====================== ============== ================= ================ === ================ ===================


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



                                          As Reported                                      Pro Forma
                           -------------------------------------------     ------------------------------------------

                              Net Income                                  Net Income (Loss)
                                (Loss)                                     Attributable to
                            Attributable to                                     Common
           Year                 Common                                       Stockholders
          Ended              Stockholders              Per Share                                      Per Share
     -----------------     ------------------      ------------------     -------------------     -------------------
     -----------------     ------------------      ------------------     -------------------     -------------------

           2000             $   (2,441,416)             $   (0.52)         $   (2,909,650)           $    (0.62)

           1999             $       44,768              $    0.01          $     (271,636)           $    (0.06)

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

      In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants have a term of 5 years and can be exercised at a nominal price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The Company has reserved 4 million shares of common stock in connection with the convertible preferred stock and the possible exercise of the related common stock warrants.

      In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has imputed and recorded a deemed dividend of $1,250,000 on its Series B Preferred Stock equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). There remains an additional $750,000 of beneficial conversion feature to be recorded as a deemed dividend when the remaining preferred stock is issued. Such imputed dividends have no

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

      impact on net income (loss) from operations or cash flows but have to be considered when calculating earnings (loss) per share attributable to common stockholders.

11.   RESTATEMENT OF CERTAIN 2000 FINANCIAL DATA

      The Company has restated components of Stockholders' Equity to reflect the effect of the beneficial conversion feature of the Series B Convertible Preferred Stock, by increasing Additional Paid-In Capital to $1,250,000 from $0 and changing Accumulated Deficit by a like amount, from $(6,655,546) to $(7,905,546). There was no change to total stockholders' equity of $1,090,774.

      The Company has restated the computation of Year 2000 net loss attributable to common stockholders and the related per share amount for the effect of the beneficial conversion feature of the preferred stock as follows.


                                                      Originally Reported                         As Restated
                                             --------------------------------------- --------------------------------------

                                                    Amount            Per Share            Amount            Per Share
                                              ------------------- ------------------ -------------------- -----------------
                                              ------------------- ------------------ -------------------- -----------------

     Net loss                                   $   (1,191,416)     $         (0.25)   $    (1,191,416)      $       (0.25)

     Beneficial conversion feature of
     convertible preferred stock                            --                --            (1,250,000)              (0.27)
                                              ------------------- ------------------ -------------------- -----------------
                                              ------------------- ------------------ -------------------- -----------------

     Net loss attributable to common
     stockholders                               $   (1,191,416)     $         (0.25)   $    (2,441,416)      $       (0.52)
                                              =================== ================== ==================== =================
                                              =================== ================== ==================== =================


                         CONSENT OF INDEPENDENT AUDITORS

     As independent auditors, we hereby consent to the incorporation of our report dated February 9, 2001, except as to Note 11 which is dated August 8, 2001, included in this Form 10-KSB/A No. 1, into Essex Corporation's previously filed Registration Statements on Form S-8, File No. 33-47900, File No. 33-336770 and File No. 333-57122.

                                                             Stegman & Company

Baltimore, Maryland
August 8, 2001