Form 10QSB
period 2001-07-01
ESSEX CORPORATION
filed 2001-08-15
CIK 355199

ESSEX CORPORATION


                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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

YES              X          NO
           ------------            ----------


State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                              OUTSTANDING
                    CLASS                                 AT AUGUST 6, 2001
----------------------------------------------         ------------------------
    Common Stock, no par value per share                      4,955,961


Transitional Small Business Disclosure Format (Check One);

YES                         NO          X
           ------------            -----------

                               ESSEX CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual report on Form 10-KSB/A No. 1 for the fiscal year ended December 31, 2000.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                               July 1,                  December 31,
                                                                2001                        2000
                                                        ----------------------      ----------------------
                                                             (unaudited)                  (audited)
ASSETS

CURRENT ASSETS
     Cash                                                 $          570,356          $        1,015,634
     Accounts receivable, net                                        234,802                     165,614
     Inventory                                                        91,653                      49,857
     Prepayments and other                                           114,687                      33,433
                                                        ----------------------      ----------------------
                                                                   1,011,498                   1,264,538
                                                        ----------------------      ----------------------

PROPERTY AND EQUIPMENT
     Computer and special equipment                                1,000,749                     737,980
     Furniture, equipment and other                                  298,628                     225,508
                                                        ----------------------      ----------------------
                                                                   1,299,377                     963,488
     Accumulated depreciation and amortization                      (895,625)                   (863,254)
                                                        ----------------------      ----------------------

                                                                     403,752                     100,234
                                                        ----------------------      ----------------------

OTHER ASSETS
     Patents, net                                                    164,468                     158,100
     Other                                                            28,790                      96,461
                                                        ----------------------      ----------------------
                                                                     193,258                     254,561
                                                        ----------------------      ----------------------

TOTAL ASSETS                                              $        1,608,508          $        1,619,333
------------
                                                        ======================      ======================


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                           July 1,                  December 31,
                                                                            2001                        2000
                                                                    ----------------------      ----------------------
                                                                         (unaudited)                  (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                 $         117,293                   $ 131,934
     Accrued wages and vacation                                                 246,428                     184,489
     Capital leases                                                             142,312                      22,622
     Other accrued expenses                                                     110,413                      81,748
     Accrued lease settlement                                                        --                     107,766
                                                                    ----------------------      ----------------------
                                                                                616,446                     528,559
                                                                    ----------------------      ----------------------

LONG-TERM DEBT

     Capital leases, net of current portion                                     128,613                          --
                                                                    ----------------------      ----------------------

     Total Liabilities                                                          745,059                     528,559
                                                                    ----------------------      ----------------------



STOCKHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
       authorized; 4,825,361 and 4,570,361 shares issued and
       outstanding, respectively                                              7,535,320                   6,496,320
      Convertible preferred stock, $0.01 par
       value; 1 million total shares authorized;
       500,000 shares of Series B authorized,
       437,500 and 312,500 shares outstanding,
       respectively                                                           1,750,000                   1,250,000
     Additional paid-in capital                                               1,750,000                   1,250,000
     Accumulated deficit                                                    (10,171,871)                 (7,905,546)
                                                                    ----------------------      ----------------------
                                                                                863,449                   1,090,774
                                                                    ----------------------      ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      $       1,608,508                 $ 1,619,333
                                                                    ======================      ======================


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JULY 1, 2001 AND JUNE 25, 2000


                                                                            2001                        2000
                                                                    ----------------------      ----------------------
                                                                         (unaudited)                 (unaudited)

Revenue                                                               $       1,135,364           $       1,773,146
Costs of goods sold and services provided                                      (566,980)                   (828,956)
Research and development                                                     (1,269,645)                   (187,230)
Selling, general and administrative expenses                                 (1,074,335)                   (926,821)
                                                                    ----------------------      ----------------------

         Operating Loss                                                      (1,775,596)                   (169,861)

Interest income (expense), net and debenture
 financing amortization                                                           9,271                     (14,409)
                                                                    ----------------------      ----------------------

Loss Before Income Taxes                                                     (1,766,325)                   (184,270)

Provision for income taxes                                                           --                          --
                                                                    ----------------------      ----------------------

Net Loss                                                                     (1,766,325)                   (184,270)

Beneficial conversion feature of convertible
 preferred stock                                                               (500,000)                         --
                                                                    ----------------------      ----------------------

Net Loss Attributable to Common Stockholders                          $      (2,266,325)          $        (184,270)
                                                                    ======================      ======================

Weighted Average Number of Shares
 Outstanding                                                                  6,081,158                   4,397,861
                                                                    ======================      ======================

Basic Loss Per Common Share                                           $           (0.37)          $           (0.04)
                                                                    ======================      ======================

Diluted Loss Per Common Share                                         $           (0.37)          $           (0.04)
                                                                    ======================      ======================


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JULY 1, 2001 AND JUNE 25, 2000



                                                                            2001                        2000
                                                                    ----------------------      ----------------------
                                                                         (unaudited)                 (unaudited)

Revenue                                                               $         722,536           $         797,723
Costs of goods sold and services provided                                      (368,027)                   (427,882)
Research and development                                                       (688,069)                    (70,063)
Selling, general and administrative expenses                                   (488,272)                   (469,235)
                                                                    ----------------------      ----------------------

         Operating Loss                                                        (821,832)                   (169,457)

Interest income (expense), net and debenture
 financing amortization                                                           3,577                      (6,200)
                                                                    ----------------------      ----------------------

Loss Before Income Taxes                                                       (818,255)                   (175,657)

Provision for income taxes                                                           --                          --
                                                                    ----------------------      ----------------------

Net Loss                                                                       (818,255)                   (175,657)

Beneficial conversion feature of convertible
 preferred stock                                                               (250,000)                         --
                                                                    ----------------------      ----------------------

Net Loss Attributable to Common Stockholders                          $      (1,068,255)          $        (175,657)
                                                                    ======================      ======================

Weighted Average Number of Shares
 Outstanding                                                                  6,288,383                   4,397,861
                                                                    ======================      ======================

Basic Loss Per Common Share                                           $           (0.17)          $           (0.04)
                                                                    ======================      ======================

Diluted Loss Per Common Share                                         $           (0.17)          $           (0.04)
                                                                    ======================      ======================


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JULY 1, 2001 AND JUNE 25, 2000


                                                                           2001                       2000
                                                                   ----------------------     ----------------------
                                                                        (unaudited)                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                         $         (1,766,325)      $           (184,270)
  Adjustments To Reconcile Net Loss To Net Cash
(Used In) Provided By Operating Activities:

       Depreciation and amortization                                            125,220                     26,636
       Inventory valuation reserve                                                   --                     25,000
       Gain on sale/retirement of fixed assets                                     (104)                    (5,306)
       Stock option compensation expense                                         34,000                         --

  Change in Assets and Liabilities:
       Accounts receivable                                                      (69,188)                   232,299
       Inventory                                                                (41,796)                    15,321
       Prepayments and other assets                                             (81,254)                     5,538
       Accounts payable                                                         (14,641)                    81,952
       Accrued lease settlement                                                (107,766)                   (30,682)
       Other liabilities                                                         74,467                    (47,496)
                                                                   ----------------------     ----------------------

  Net Cash (Used In) Provided By Operating
    Activities                                                               (1,847,387)                   118,992
                                                                   ----------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (62,865)                    (6,349)
  Proceeds from sale of fixed assets                                                104                      5,306
                                                                   ----------------------     ----------------------

  Net Cash Used In Investing Activities                                         (62,761)                    (1,043)
                                                                   ----------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of preferred stock                                                       500,000                         --
  Sale of common stock                                                        1,000,000                         --
  Exercise of stock options                                                       5,000                         --
  Short-term repayments (borrowings), net                                            --                     25,181
  Payment of capital lease obligations                                          (40,130)                   (11,947)
                                                                   ----------------------     ----------------------

  Net Cash Provided By Financing Activities                                   1,464,870                     13,234
                                                                   ----------------------     ----------------------

CASH AND CASH EQUIVALENTS
  Net (decrease) increase                                                      (445,278)                   131,183
  Balance - beginning of period                                               1,015,634                    502,663
                                                                   ----------------------     ----------------------
  Balance - end of period                                          $            570,356       $            633,846
                                                                   ======================     ======================


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION
                     NOTES TO INTERIM FINANCIAL INFORMATION


NOTE 1:  General

FISCAL YEAR AND PRESENTATION

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. Year 2001 is a 52-week fiscal year. Year 2000 was a 53-week fiscal year. Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

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

The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HyperFine Wavelength Division Multiplex channelizers (HfWDM) and Optical Processor Enhanced Receiver Architecture (OPERA). In September 2000, the Company obtained $2 million in financing from an Investor Group to advance its programs to capitalize upon these inventions. In March 2001, the Company received a commitment for an additional $2 million in financing from the same Investor Group, of which $1 million has been received.

Primarily due to the increased expenditures for research and development of its optoelectronics product prototypes and services, particularly the optical telecommunications device technologies, the Company incurred significant losses in the first half of 2001. The Company plans to continue research and development spending in 2001 in the optoelectronics operations. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and ultimately market acceptance.

                                ESSEX CORPORATION
                     NOTES TO INTERIM FINANCIAL INFORMATION

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

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period and common shares issuable upon the required conversion of preferred stock. Diluted earnings per common share would incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Since there was a net loss, such incremental shares were anti dilutive for the periods presented.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of July 1, 2001 or December 31, 2000.

NOTE 4:  Common Stock; Warrants; Preferred Stock

The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B. There were 312,500 shares of Series B issued in 2000 for $1,250,000 and an additional 125,000 shares issued in 2001 for $500,000 to the Investor Group. The remaining 62,500 shares are subscribed for by the Investor Group at $250,000 which will be paid in September 2001. Each Series B share must be converted into 4 shares of common stock before September 12, 2002. The Series B has 51% voting rights, subject to certain terms and conditions, on all stockholder matters. No Series A preferred shares are currently outstanding.

In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stockholders. These warrants are for an additional 2 million shares of common stock. The warrants have a term of 5 years and can be exercised at a nominal price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the

                               ESSEX CORPORATION
                     NOTES TO INTERIM FINANCIAL INFORMATION

restrictive covenants. The Company has reserved 4 million shares of common stock in connection with the convertible preferred stock and the possible exercise of the related common stock warrants.

In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has imputed and recorded a deemed dividend of $1,750,000 on its Series B Preferred Stock equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). There remains an additional $250,000 of beneficial conversion feature to be recorded as a deemed dividend when the remaining preferred stock is issued. Such imputed dividends have no impact on net income (loss) from operations or cash flows but have to be considered when calculating earnings (loss) per share attributable to common stockholders.

In March 2001, the Company closed on a private placement funding transaction with the same Investor Group. Under the terms of the funding, the Company received $500,000 immediately and $500,000 in June. The Company will receive payments of $500,000 in August and October 2001. The Company will issue 500,000 shares in total of its common stock in connection with this transaction.

NOTE 5:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 6:  Statements of Cash Flows - Supplemental Disclosure

In 2001, the Company entered into capital leases for new equipment for $288,000. There were no new capital leases entered into in the first half of 2000.

NOTE 7:  Restatement of Certain 2000 Financial Data

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

STATUS

The Company's business is focused increasingly upon applications of its proprietary optoelectronics technology and development of products from these technologies.

In September 2000 the Company closed on a private placement funding transaction with GEF Optical Investment Company, LLC and Networking Ventures L.L.C. (together, the "Investor Group"). Under the terms of the funding, the Company has received $1,750,000 and will receive the final $250,000 in September 2001. The Investor Group received preferred stock that is convertible into 1,750,000 shares of common stock. Additional preferred stock convertible into another 250,000 common shares will be issued as final payment is made. The Investor Group was also issued warrants for an additional 2 million shares of common stock. The warrants can be exercised for a nominal price under certain terms and conditions. In December 2000 the Company received a separate investment of $400,000 from the Investor Group through the purchase of 160,000 shares of Common Stock. In March 2001, the Company received a commitment for an additional $2 million in financing for 500,000 shares of Common Stock from the same Investor Group. The Company received $1 million in the first half of 2001 and will receive payments of $500,000 in August and October of 2001. See Note 4 of Notes to Financial Statements for further details.

The Company's primary use of the funds is to patent, develop and commercialize its key leading-edge optical technologies, principally the fiberoptic HyperFine Wavelength Division Multiplex channelizers (HfWDM) and wireless Optical Processor Enhanced Receiver Architecture (OPERA). The Company accelerated the internal work to support patent filings and the related development work on the technology devices during the third quarter of 2000. The purpose of the HfWDM is to increase the number of usable communications channels within a single optical fiber. The purpose of the OPERA is to increase capacity and improve voice and data quality of wireless systems. These inventions arose from the Company's work and expertise in the optical devices and communications fields.

The Company has working laboratory and prototype models of the HfWDM, which are being demonstrated to prospective strategic partners and investors. The Company expects that prototype units of its HyperFine family of devices will be available for field trials by customers

                               ESSEX CORPORATION

beginning in late summer 2001. The Company is developing simulations of its OPERA wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also having discussions with various established commercial entities that are in the wireless communications market in order to determine the best commercial applications of such technology.

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

Because of the emphasis on development, the Company has been unable to maintain revenue generating programs in sufficient volume to consistently achieve an overall breakeven or better level of operations. Work based on the patented ImSyn(TM) Processor continues on application contracts for U.S. Government customers for the development of advanced synthetic aperture radar (SAR) techniques. The Company received $1.4 million in new contract awards in April 2001 from the Department of Defense. The largest contract, of which $690,000 remains for work to be performed in 2001, is to apply improvements made to ImSyn(TM) optoelectronic processors for high speed image processing. The current inventory has been written down to its estimated net realizable value as components or subassemblies in the redesigned and upgraded units.

As of July 1, 2001, the Company had a backlog on programs related to services and applications of optoelectronics of approximately $1,494,000, down from $1,943,000 at April 1, 2001. The Company is working to reduce the deficit from operations and to improve its operating cash flows. Backlog and order issues will continue to be major concerns until substantial improvements realized from customer funded development programs have been achieved.

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

REVENUES

Revenues were $723,000 and $798,000 for the second quarters of 2001 and 2000, respectively. Revenues for the first half of 2001 were $1,135,000, a decrease of 36% from the $1,773,000 in revenues for the first half of 2000. The first half 2000 revenues include approximately $148,000 for recovery of excess indirect costs on a government contract completed in 1994. There was no such cost recovery in the first half of 2001. The decline in revenues was primarily due to the diversion of labor resources to continuing development work and the delay in receipt of new contract awards until April 2001.

                               ESSEX CORPORATION

INCOME (LOSS)

There was an operating loss of $822,000 and $169,000 in the second quarters of 2001 and 2000, respectively. There were operating losses of $1,776,000 and $170,000 in the first half periods of 2001 and 2000, respectively. Costs of goods sold and services provided ("COGS") as a percentage of revenues (excluding revenue from recovery of prior year excess costs) for the first half of 2001 were 49.9% as compared to 51% in 2000. In the second quarter of 2001, COGS was 50.9% compared to 53.6% in the same period of 2000.

Research and development ("R&D") increased in 2001 to approximately $1,269,000 from approximately $187,000 in 2000. In 2001, the majority of the R&D costs were incurred on efforts related to optical telecommunications technology. In 2000, the majority of the expenditures were on ImSyn development. The Company has greatly increased its R&D spending since the September 2000 capital infusion and expects to continue its increased R&D spending in the optical and telecommunications areas in 2001.

The Company has increased selling, general and administrative expenses ("SG&A"), particularly as related to optoelectronics and telecommunications new device business areas. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic telecommunications devices and services. The high SG&A expenses contributed to the operating losses in the first half periods of 2001 and 2000.

CORPORATE MATTERS

In 2001, the Company netted $9,000 of interest income, primarily from the temporary investment of funds from the private placements. Total interest expense and debenture financing amortization costs were $14,000 in the first half of 2000.

The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first half of 2001 or 2000.

                               ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                   SELECTED FINANCIAL DATA ($ Thousands)
                                                                   AS OF
                                         -----------------------------------------------------

                                            July 1,            December 31,        June 25,
                                             2001                 2000               2000
                                        ---------------     ---------------    ---------------
                                          (unaudited)          (audited)         (unaudited)

Total Assets                            $       1,609       $       1,619      $       1,442
                                        ===============     ===============    ===============

Working Capital                         $         395       $         736      $         224
                                        ===============     ===============    ===============

Current Ratio                                  1.64:1              2.39:1             1.22:1
                                        ===============     ===============    ===============

Advance from Accounts Receivable
     Financing                          $          --       $          --      $          85
Convertible Debentures                             --                  --                376
Capital Leases                          $         271       $          23      $          11
                                        ---------------     ---------------    ---------------
         Total Debt/Financing           $         271       $          23      $         472
                                        ===============     ===============    ===============

Stockholders' Equity                    $         863       $       1,091      $         426
                                        ===============     ===============    ===============


The Company had net cash used in operating activities of approximately $1.8 million, of which approximately $1.7 million was the net loss. The Company primarily financed these losses from the proceeds of the equity sales discussed below. The Company incurred the net loss in the first half of 2001 primarily due to the increased expenditures for development of its optoelectronics products and services, particularly the optical telecommunications device technologies. The Company plans to continue research and development spending in 2001 in the optoelectronics operations.

In late 2000, the Company received $1,250,000 of a $2 million commitment from the private placement sale of 312,500 shares of Series B Preferred Stock to the Investor Group. In the first half of 2001, the Company received $500,000 from this commitment. The Company will receive the remaining $250,000 in September 2001 in exchange for an additional 62,500 shares of Series B Preferred Stock. The funds are to be used primarily for the development of the optical telecommunications device technologies.

The Company paid off the $376,000 of Convertible Debentures in November 2000. In December 2000, the Company received proceeds of $400,000 from the sale of 160,000 shares of common stock to the Investor Group.

In March 2001, the Company negotiated an additional investment of $2 million with the Investor Group. The additional investment is structured as a private placement of 500,000 shares of Essex common stock. The funds will be received in four equal installments during 2001 and the

                               ESSEX CORPORATION

first two payments were received in the first half of 2001. The proceeds will primarily be used to expand development in the Company's optoelectronic telecommunications device technologies.

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

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of July 1, 2001.

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

                               ESSEX CORPORATION

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

                  None



                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersign, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)


Date:    August 15, 2001

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