Form 10KSB/A
period 2000-12-31
ESSEX CORPORATION
filed 2001-08-22
CIK 355199

FORM 10-KSB/A No. 2
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO --- ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A No. 2 or any amendment to this Form 10-KSB.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

===============================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB/A No. 2 appears on page 33.

Transitional Small Business Disclosure Format              YES          NO   X
                                                               ---          ---

Table of Contents
FORM 10-KSB/A No. 2
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

7.   FINANCIAL STATEMENTS

     See Item 13(a)(1) in Part III of this Form 10-KSB/A No. 2.

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

                                ESSEX CORPORATION
                                  (Registrant)


        By:                      /S/ LEONARD E. MOODISPAW
                       --------------------------------------------
                                   Leonard E. Moodispaw
                          President and Chief Executive Officer;
                                Principal Executive Officer
                                      August 22, 2001


        By:                      /S/ JOSEPH R. KURRY, JR.
                       --------------------------------------------
                                   Joseph R. Kurry, Jr.
               Senior Vice President, Treasurer and Chief Financial Officer;
                        Principal Financial and Accounting Officer
                                      August 22, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           /S/ JOHN G. HANNON
      -----------------------------
        John G. Hannon, Director                    Marie S. Minton, Director
             August 22, 2001                             August 22, 2001

                                                    /S/ LEONARD E. MOODISPAW
                                                    ------------------------
        Robert W. Hicks, Director               Leonard E. Moodispaw, Director
             August 22, 2001                             August 22, 2001


            /S/ RAY M. KEELER                         /S/ CAROLINE S. PISANO
      -----------------------------                   ----------------------
         Ray M. Keeler, Director                  Caroline S. Pisano, Director
             August 22, 2001                             August 22, 2001

                                                      /S/ TERRY M. TURPIN
                                                      -------------------
      H. Jeffrey Leonard, Director                    Terry M. Turpin, Director
             August 22, 2001                               August 22, 2001


          /S/ FRANK E. MANNING
      -----------------------------
       Frank E. Manning, Director
             August 22, 2001

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


                                                   Originally
                                                    Reported           As Restated
                                              -------------------  --------------------

                                                     Amount               Amount
                                              -------------------  --------------------
                                              -------------------  --------------------

     Net loss                                   $   (1,191,416)      $    (1,191,416)

     Beneficial conversion feature of
     convertible preferred stock                            --            (1,250,000)
                                              -------------------  --------------------
                                              -------------------  --------------------

     Net loss attributable to common
     stockholders                               $   (1,191,416)      $    (2,441,416)
                                              ===================  ====================

                                              ===================  ====================

     Basic and diluted loss per
     common share                               $        (0.25)      $         (0.52)
                                              ===================  ====================

                                              ===================  ====================

                         CONSENT OF INDEPENDENT AUDITORS

    We hereby consent to the incorporation of our report dated February 9, 2001, except as to Note 11 which is dated August 8, 2001, included in this Form 10-KSB/A No.2, into Essex Corporation's previously filed Registration Statements on Form S-8, File No. 33-47900, File No. 33-336770 and File No. 333-57122.

                                                             Stegman & Company

Baltimore, Maryland
August 22, 2001