Form 10QSB/A
period 2001-04-01
ESSEX CORPORATION
filed 2001-08-22
CIK 355199

ESSEX CORPORATION

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

ITEM 1.  FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB/A No. 2 for the fiscal year ended December 31, 2000.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                           April 1,               December 31,
                                                             2001                     2000
                                                      --------------------     --------------------
                                                          (unaudited)               (audited)
ASSETS

CURRENT ASSETS
     Cash                                             $           725,667      $        1,015,634
     Accounts receivable, net                                     132,843                 165,614
     Inventory                                                     58,770                  49,857
     Prepayments and other                                         59,645                  33,433
                                                      --------------------     --------------------
                                                                  976,925               1,264,538
                                                      --------------------     --------------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                              987,625                 737,980
     Furniture, equipment and other                               237,770                 225,508
                                                      --------------------     --------------------
                                                                1,225,395                 963,488
     Accumulated depreciation and amortization                   (867,561)               (863,254)
                                                      --------------------     --------------------
                                                                  357,834                 100,234
                                                      --------------------     --------------------

OTHER ASSETS
     Patents, net                                                 166,066                 158,100
     Other                                                         77,561                  96,461
                                                      --------------------     --------------------
                                                                  243,627                 254,561
                                                      --------------------     --------------------

TOTAL ASSETS                                          $         1,578,386      $        1,619,333
------------
                                                      ====================     ====================



The accompanying notes are an integral part of these statements.

                                       3

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                 April 1,               December 31,
                                                                   2001                     2000
                                                            --------------------     --------------------
                                                                (unaudited)               (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                       $         159,236        $          131,934
     Accrued wages and vacation                                       168,981                   184,489
     Capital leases                                                   132,034                    22,622
     Other accrued expenses                                            78,030                    81,748
     Accrued lease settlement                                              --                   107,766
                                                            --------------------     --------------------
                                                                      538,281                   528,559

LONG-TERM DEBT

     Capital leases, net of current portion                           113,401                        --
                                                            --------------------     --------------------

     Total Liabilities                                                651,682                   528,559
                                                            --------------------     --------------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
       authorized; 4,695,361 and 4,570,361 shares
       issued and outstanding, respectively                         7,030,320                 6,496,320
     Convertible preferred stock, $0.01 par value;
       1 million total shares authorized; 500,000 shares
       of Series B authorized, 375,000 and
       312,500 shares outstanding, respectively                     1,500,000                 1,250,000
     Additional paid-in capital                                     1,500,000                 1,250,000
     Accumulated deficit                                           (9,103,616)               (7,905,546)
                                                            --------------------     --------------------
                                                                      926,704                 1,090,774
                                                            --------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       1,578,386        $        1,619,333
                                                            ====================     ====================



The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED APRIL 1, 2001 AND MARCH 26, 2000


                                                               2001                       2000
                                                       ----------------------     ----------------------
                                                            (unaudited)                (unaudited)

Revenues                                               $           412,828        $           975,423
Costs of goods sold and services provided                         (198,953)                  (401,074)
Research and development                                          (581,576)                  (117,167)
Selling, general and administrative expenses                      (586,063)                  (457,586)
                                                       ----------------------     ----------------------

         Operating Loss                                           (953,764)                      (404)

Interest income (expense), net and debenture
 financing amortization                                              5,694                     (8,209)
                                                       ----------------------     ----------------------

Loss Before Income Taxes                                          (948,070)                    (8,613)

Provision for income taxes                                              --                         --
                                                       ----------------------     ----------------------

Net Loss                                                          (948,070)                    (8,613)

Beneficial conversion feature of convertible
   preferred stock                                                (250,000)                        --
                                                       ----------------------     ----------------------

Net Loss Attributable to Common Stockholders            $       (1,198,070)       $            (8,613)
                                                       ======================     ======================

Weighted Average Number of Shares Outstanding                    5,873,932                  4,397,861
                                                       ======================     ======================

Basic Loss Per Common Share                            $             (0.20)       $            (0.00)
                                                       ======================     ======================

Diluted Loss Per Common Share                          $             (0.20)       $            (0.00)
                                                       ======================     ======================


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED APRIL 1, 2001 AND MARCH 26, 2000

                                                                  2001                       2000
                                                         ------------------------    ----------------------
                                                               (unaudited)                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $             (948,070)     $             (8,613)
   Adjustments to reconcile Net Loss to
     Net Cash (Used In) Provided By Operating
     Activities:

      Depreciation and amortization                                      53,436                    13,274
      Gain on sale/retirement of fixed assets                                --                    (4,986)
      Stock option compensation expense                                  34,000                        --

   Change in Assets and Liabilities:
      Accounts receivable                                                32,771                   141,160
      Inventory                                                          (8,913)                   (4,643)
      Prepayments and other assets                                      (26,212)                   (2,206)
      Accounts Payable                                                   27,302                    50,188
      Accrued lease settlement                                         (107,766)                       --
      Other Liabilities                                                 (42,012)                   78,193
                                                         ------------------------    ----------------------

   Net Cash (Used In) Provided By Operating
     Activities
                                                                       (985,464)                  262,367
                                                         ------------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                 (36,800)                       --
    Proceeds from sale of fixed assets                                       --                     4,986
                                                         ------------------------    ----------------------

    Net Cash (Used In) Provided By Investing
      Activities
                                                                        (36,800)                    4,986
                                                         ------------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of preferred stock                                             250,000                        --
    Sales of common stock                                               500,000                        --
    Short-term repayments (borrowings), net                                  --                   (38,093)
    Payment of capital lease obligations                                (17,703)                  (10,561)
                                                         ------------------------    ----------------------

    Net Cash Provided By (Used In) Financing
      Activities
                                                                        732,297                   (48,654)
                                                         ------------------------    ----------------------

CASH AND CASH EQUIVALENTS
    Net (decrease) increase                                            (289,967)                  218,699
    Balance - beginning of period                                     1,015,634                   502,663
                                                         ------------------------    ----------------------
         Balance - end of period                              $         725,667      $            721,362
                                                         ========================    ======================

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

In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has imputed and recorded a deemed dividend of $1,500,000 on its Series B Preferred Stock equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). There remains an additional $500,000 of beneficial conversion feature to be recorded as a deemed dividend when the remaining preferred stock is issued. Such imputed dividends have no impact on net income (loss) from operations or cash flows but have to be considered when calculating earnings (loss) per share attributable to common stockholders.

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

NOTE 8:  Restatement of Certain 2000 Financial Data

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

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                                   SELECTED FINANCIAL DATA ($ Thousands)
                                                                                   AS OF
                                                    ---------------------------------------------------------------------

                                                         April 1,              December 31,               March 26,
                                                           2001                    2000                     2000
                                                    --------------------    --------------------     --------------------
                                                        (unaudited)              (audited)               (unaudited)

Total Assets                                        $            1,578      $           1,619        $            1,680
                                                    ====================    ====================     ====================

Working Capital                                     $              439      $             736        $              390
                                                    ====================    ====================     ====================

Current Ratio                                                  1.81:1                 2.39:1                     1.36:1
                                                    ====================    ====================     ====================

Advance from Accounts Receivable
  Financing                                         $               --      $              --        $               21
Convertible Debentures                                              --                     --                       376
Capital Leases                                                     245                     23                        13
                                                    --------------------    --------------------     --------------------
         Total Debt/Financing                       $              245      $              23        $              410
                                                    ====================    ====================     ====================

Stockholders' Equity                                $              927      $           1,091        $              601
                                                    ====================    ====================     ====================


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

                                ESSEX CORPORATION
                                  (Registrant)

Date:  August 22, 2001

                            /s/ Joseph R. Kurry, Jr.
                      --------------------------------------
                               Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)