Form 10QSB/A
period 2000-09-24
ESSEX CORPORATION
filed 2001-09-04
CIK 355199

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

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                               September 24,                 December 26,
                                                                   2000                          1999
                                                          ------------------------     -------------------------
                                                                (unaudited)                   (audited)
ASSETS

CURRENT ASSETS
         Cash                                             $             1,334,124      $              502,663
         Accounts receivable, net                                         317,355                     645,564
         Inventory                                                         49,857                     180,178
         Prepayments and other                                             38,468                      46,795
                                                          ------------------------     -------------------------
                                                                        1,739,804                   1,375,200
                                                          ------------------------     -------------------------

PROPERTY AND EQUIPMENT
         Production and special equipment                                 728,698                     729,974
         Furniture, equipment and other                                   243,381                     240,095
                                                          ------------------------     -------------------------
                                                                          972,079                     970,069
         Accumulated depreciation and amortization                       (915,603)                   (905,185)
                                                          ------------------------     -------------------------
                                                                           56,476                      64,884
                                                          ------------------------     -------------------------

OTHER ASSETS
         Patents, net                                                     135,290                     137,658
         Other                                                            119,969                      31,549
                                                          ------------------------     -------------------------
                                                                          255,259                     169,207
                                                          ------------------------     -------------------------

TOTAL ASSETS                                               $            2,051,539      $            1,609,291
------------
                                                          ========================     =========================


The accompanying notes are an integral part of these statements.

                                       3

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                               September 24,                 December 26,
                                                                   2000                          1999
                                                          ------------------------     -------------------------
                                                                (unaudited)                   (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Advance from accounts receivable financing       $                    --      $               59,470
         Advances from customer                                           124,000                          --
         Accounts payable                                                  78,881                      78,339
         Accrued wages and vacation                                       175,391                     160,932
         Accrued lease settlement                                         107,766                     123,448
         10% convertible collateralized debentures                        375,714                     375,714
         Other accrued expenses                                           110,889                     193,182
                                                          ------------------------     -------------------------
                                                                          972,641                     991,085

LONG-TERM DEBT
         Capital leases, net of current portion                             4,158                       8,316
                                                          ------------------------     -------------------------


         Total Liabilities                                                976,799                     999,401
                                                          ------------------------     -------------------------



STOCKHOLDERS' EQUITY
         Common stock, no par value; 25 million
          shares authorized; 4,399,361 and
          4,397,861 shares issued and outstanding
          for 2000 and 1999, respectively                               6,075,520                   6,074,020
         Convertible preferred stock, $0.01 par value;
          1 million total shares authorized; 500,000
          shares of Series B authorized, 250,000
          shares outstanding                                            1,000,000                          --
         Additional paid-in capital                                     1,000,000                          --
         Accumulated deficit                                           (7,000,780)                 (5,464,130)
                                                          ------------------------     -------------------------
                                                                        1,074,740                     609,890
                                                          ------------------------     -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          $             2,051,539       $            1,609,291
                                                          =========================     ========================


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999


                                                               2000                          1999
                                                     ------------------------     -----------------------
                                                           (unaudited)                  (unaudited)

Revenues                                             $             2,533,085      $            3,522,602
Costs of goods sold and services provided                         (1,344,867)                 (1,846,832)
Selling, general and administrative expenses                      (1,703,840)                 (1,646,844)
                                                     ------------------------     -----------------------

         Operating (Loss) Income                                    (515,622)                     28,926

Interest expense, net and debenture financing
  amortization                                                       (21,028)                    (43,441)
                                                     ------------------------     -----------------------

Loss Before Income Taxes                                            (536,650)                    (14,515)

Provision for income taxes                                                --                          --
                                                     ------------------------     -----------------------

Net Loss                                                            (536,650)                    (14,515)

Beneficial conversion feature of convertible
  preferred stock                                                 (1,000,000)                         --
                                                     ------------------------     -----------------------

Net Loss Attributable to Common Stockholders         $            (1,536,650)     $              (14,515)
                                                     ========================     =======================

Weighted Average Number of Shares Outstanding                      4,443,682                   4,397,861
                                                     ========================     =======================

Basic Loss Per Common Share                          $                 (0.35)     $                (0.00)
                                                     ========================     =======================

Diluted Loss Per Common Share                        $                 (0.35)     $                (0.00)
                                                     ========================     =======================



The accompanying notes are an integral part of these statements.

                                       5

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999


                                                                  2000                          1999
                                                         ------------------------     -----------------------
                                                               (unaudited)                  (unaudited)

Revenues                                                 $               759,939      $            1,313,020
Costs of goods sold and services provided                               (431,026)                   (702,851)
Selling, general and administrative expenses                            (674,674)                   (479,146)
                                                         ------------------------     -----------------------

         Operating (Loss) Income                                        (345,761)                    131,023

Interest expense, net and debenture financing
  amortization                                                            (6,619)                    (15,464)
                                                         ------------------------     -----------------------

Income (Loss) Before Income Taxes                                       (352,380)                    115,559

Provision for income taxes                                                    --                          --
                                                         ------------------------     -----------------------

Net Income (Loss)                                                       (352,380)                    115,559

Beneficial conversion feature of convertible
  preferred stock                                                     (1,000,000)                         --
                                                         ------------------------     -----------------------

Net Loss Attributable to Common Stockholder               $           (1,352,380)     $              115,559
                                                         ========================     =======================

Weighted Average Number of Shares Outstanding                          4,535,323                   4,397,861
                                                         ========================     =======================

Basic Earnings (Loss) Per Common Share                   $                 (0.30)     $                0.03
                                                         ========================     =======================

Diluted Earnings (Loss) Per Common Share                 $                 (0.30)     $                0.03
                                                         ========================     =======================



The accompanying notes are an integral part of these statements.

                                       6

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999

                                                                  2000                          1999
                                                         ------------------------     -----------------------
                                                               (unaudited)                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                              $              (536,650)     $              (14,515)
   Adjustments to reconcile Net Loss to Net Cash
     (Used In) Provided By Operating Activities:

      Depreciation and amortization                                       40,238                     140,914
      Inventory valuation reserve                                        115,000                      20,000
      Other                                                                7,529                       2,793

   Change in Assets and Liabilities:
      Accounts receivable                                                328,209                      13,450
      Inventory                                                           15,321                      (2,028)
      Prepayments                                                          8,327                      10,700
      Accounts Payable                                                       542                     (51,001)
      Other Assets and Liabilities                                       (50,103)                    102,245
      Accrued lease settlement expense                                   (15,682)                    (74,225)
                                                         ------------------------     -----------------------

    Net Cash (Used In) Provided By Operating
     Activities                                                          (87,269)                    148,333
                                                         ------------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (15,438)                    (17,465)
    Proceeds from sale of fixed assets                                     5,471                       1,625
                                                         ------------------------     -----------------------

    Net Cash Used In Investing Activities                                 (9,967)                    (15,840)
                                                         ------------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of preferred stock                                            1,000,000                          --
    Sale of common stock                                                   1,500                          --
    Short-term borrowings (repayments), net                              (59,470)                   (120,081)
    Payment of capital lease obligations                                 (13,333)                    (79,434)
                                                         ------------------------     -----------------------

    Net Cash Provided By (Used In) Financing
     Activities                                                          928,697                    (199,515)
                                                         ------------------------     -----------------------

CASH AND CASH EQUIVALENTS
    Net increase (decrease)                                              831,461                     (67,022)
    Balance - beginning of period                                        502,663                     543,538
                                                         ------------------------     -----------------------
    Balance - end of period                              $             1,334,124      $              476,516
                                                         ========================     =======================

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

                               ESSEX CORPORATION
                     NOTES TO INTERIM FINANCIAL INFORMATION

In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has imputed and recorded a deemed dividend of $1,000,000 on its Series B Preferred Stock equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). There remains an additional $1,000,000 of beneficial conversion feature to be recorded as a deemed dividend when the remaining preferred stock is issued. Such imputed dividends have no impact on net income (loss) from operations or cash flows but have to be considered when calculating earnings (loss) per share attributable to common stockholders.

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

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                      SELECTED FINANCIAL DATA ($ Thousands)
                                                                      AS OF
                                       ---------------------------------------------------------------------

                                          September 24,           December 26,             September 26,
                                              2000                    1999                     1999
                                       --------------------    --------------------     --------------------
                                           (unaudited)              (audited)               (unaudited)

Total Assets                           $            2,052      $           1,609        $            1,670
                                       ====================    ====================     ====================

Working Capital                        $              767      $             384        $              658
                                       ====================    ====================     ====================

Current Ratio                                     1.79:1                 1.39:1                     1.90:1
                                       ====================    ====================     ====================

Advance from Accounts Receivables
    Financing                          $               --      $              59        $               44
Convertible Debentures                                376                    376                       376
Current and Long-Term Capital Leases                   10                     23                        52
                                       --------------------    --------------------     --------------------
         Total Debt/Financing          $              386      $             458        $              472
                                       ====================    ====================     ====================

Stockholders' Equity                   $            1,075      $             610        $              551
                                       ====================    ====================     ====================


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

                                ESSEX CORPORATION
                                  (Registrant)


Date:  September 4, 2001         /s/ Joseph R. Kurry, Jr.
                           ----------------------------------------------------
                                 Joseph R. Kurry, Jr.
                   Senior Vice President, Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)