Form 10QSB
period 2001-09-30
ESSEX CORPORATION
filed 2001-10-31
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

YES              X          NO
           ------------            ----------


State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                OUTSTANDING
                CLASS                                         AT SEPT. 30, 2001
  ------------------------------------                      -------------------
  Common Stock, no par value per share                            5,080,961


Transitional Small Business Disclosure Format (Check One);

YES                         NO          X
           ------------            -----------

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

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                   September 30,   December 31,
                                                       2001            2000
                                                   -------------  -------------
                                                    (unaudited)     (audited)
ASSETS

CURRENT ASSETS
     Cash                                          $    839,601   $  1,015,634
     Accounts receivable, net                           339,168        165,614
     Inventory                                           59,983         49,857
     Prepayments and other                               66,974         33,433
                                                   ------------   ------------
                                                      1,305,726      1,264,538
                                                   ------------   ------------

PROPERTY AND EQUIPMENT
     Computer and special equipment                   1,018,931        737,980
     Furniture, equipment and other                     298,628        225,508
                                                   ------------   ------------
                                                      1,317,559        963,488
     Accumulated depreciation and amortization         (926,718)      (863,254)
                                                   ------------   ------------

                                                        390,841        100,234
                                                   ------------   ------------

OTHER ASSETS
     Patents, net                                       177,478        158,100
     Other                                               19,213         96,461
                                                   ------------   ------------
                                                        196,691        254,561
                                                   ------------   ------------

TOTAL ASSETS                                          1,893,258      1,619,333
------------                                       ============   ============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                    September 30,       December 31,
                                                         2001              2000
                                                    -------------      -------------
                                                     (unaudited)         (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                               $     234,455      $     131,934
     Accrued wages and vacation                           187,597            184,489
     Capital leases                                       136,634             22,622
     Other accrued expenses                                98,455             81,748
     Accrued lease settlement                                  --            107,766
                                                    -------------      -------------
                                                          657,141            528,559
                                                    -------------      -------------

LONG-TERM DEBT

     Capital leases, net of current portion                89,982                 --
                                                    -------------      -------------

     Total Liabilities                                    747,123            528,559
                                                    -------------      -------------


STOCKHOLDERS' EQUITY
     Common stock, no par value; 25 million
      shares authorized; 5,080,961 and
      4,570,361 shares issued and outstanding,
      respectively                                      8,551,544          6,496,320
     Convertible preferred stock, $0.01 par
      value; 1 million total shares authorized;
      500,000 shares of Series B authorized,
      500,000 and 312,500 shares outstanding,
      respectively                                      2,000,000          1,250,000
     Additional paid-in capital                         2,000,000          1,250,000
     Accumulated deficit                              (11,405,409)        (7,905,546)
                                                    -------------      -------------
                                                        1,146,135          1,090,774
                                                    -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    $   1,893,258      $   1,619,333
                                                    =============      =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000


                                                         2001                2000
                                                    --------------      --------------
                                                    --------------      --------------
                                                      (unaudited)         (unaudited)

Revenue                                             $    1,880,832      $    2,533,085
Costs of goods sold and services provided                 (948,860)         (1,184,146)
Research and development                                (1,922,308)           (291,874)
Selling, general and administrative expenses            (1,767,553)         (1,572,687)
                                                    --------------      --------------

         Operating Loss                                 (2,757,889)           (515,622)

Interest income (expense), net and debenture
   financing amortization                                    8,026             (21,028)
                                                    --------------      --------------

Loss Before Income Taxes                                (2,749,863)           (536,650)

Provision for income taxes                                      --                  --
                                                    --------------      --------------

Net Loss                                                (2,749,863)           (536,650)

Beneficial conversion feature of convertible
   preferred stock                                        (750,000)         (1,000,000)
                                                    --------------      --------------

Net Loss Attributable to Common Stockholders            (3,499,863)     $   (1,536,650)
                                                    ==============      ==============

Weighted Average Number of Shares
   Outstanding                                           6,289,513           4,443,682
                                                    ==============      ==============

Basic Loss Per Common Share                         $        (0.56)     $        (0.35)
                                                    ==============      ==============

Diluted Loss Per Common Share                       $        (0.56)     $        (0.35)
                                                    ==============      ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000



                                                          2001                2000
                                                      -------------      -------------
                                                       (unaudited)        (unaudited)

Revenue                                               $     745,468      $     759,939
Costs of goods sold and services provided                  (381,880)          (355,190)
Research and development                                   (652,663)          (104,644)
Selling, general and administrative expenses               (693,218)          (645,866)
                                                      -------------      -------------

         Operating Loss                                    (982,293)          (345,761)

Interest expense, net and debenture financing
  amortization                                               (1,245)            (6,619)
                                                      -------------      -------------

Loss Before Income Taxes                                   (983,538)          (352,380)

Provision for income taxes                                       --                 --
                                                      -------------     --------------

Net Loss                                                   (983,538)          (352,380)

Beneficial conversion feature of convertible
  preferred stock                                          (250,000)        (1,000,000)
                                                      -------------      -------------

Net Loss Attributable to Common Stockholders          $  (1,233,538)     $  (1,352,380)
                                                      =============      =============

Weighted Average Number of Shares
  Outstanding                                             6,706,225          4,535,323
                                                      =============      =============

Basic Loss Per Common Share                           $       (0.19)     $       (0.30)
                                                      =============      =============

Diluted Loss Per Common Share                         $       (0.19)     $       (0.30)
                                                      =============      =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 24, 2000


                                                         2001               2000
                                                     -------------      -------------
                                                      (unaudited)        (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                           $  (2,749,863)     $    (536,650)
  Adjustments To Reconcile Net Loss To Net Cash
   (Used In) Provided By Operating Activities:

     Depreciation and amortization                         160,250             40,238
     Inventory valuation reserve                            60,000            115,000
     Stock option compensation expense                      34,000                 --
     Other                                                    (492)             7,529

  Change in Assets and Liabilities:
     Accounts receivable                                  (173,554)           328,209
     Inventory                                             (70,126)            15,321
     Prepayments and other assets                          (33,541)             8,327
     Accounts payable                                      102,521                542
     Accrued lease settlement                             (107,766)           (15,682)
     Other liabilities                                      (3,692)           (50,103)
                                                     -------------      -------------

  Net Cash Used In Operating Activities                 (2,782,263)           (87,269)
                                                     -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (81,048)           (15,438)
  Proceeds from sale of fixed assets                           492              5,471
                                                     -------------      -------------

  Net Cash Used In Investing Activities                    (80,556)            (9,967)
                                                     -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of preferred stock                                  750,000          1,000,000
  Sale of common stock                                   2,000,000              1,500
  Exercise of stock options                                 21,224                 --
  Short-term repayments, net                                    --            (59,470)
  Payment of capital lease obligations                     (84,438)           (13,333)
                                                     -------------      -------------

  Net Cash Provided By Financing Activities              2,686,786            928,697
                                                     -------------      -------------

CASH AND CASH EQUIVALENTS
  Net (decrease) increase                                 (176,033)           831,461
  Balance - beginning of period                          1,015,634            502,663
                                                     -------------      -------------
  Balance - end of period                            $     839,601      $   1,334,124
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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible accounts receivable, inventory obsolescence and valuation, depreciation and amortization, intangible assets, employee benefit plans and contingencies, among others. Actual results could differ from those estimates.

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

The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HyperFine Wavelength Division Multiplex devices (HfWDM) and Optical Processor Enhanced Receiver Architecture (OPERA). Since September 2000, the Company has received $4.4 million in financing from an Investor Group to advance its programs to capitalize upon these inventions.

Primarily due to the increased expenditures for research and development as well as marketing of its optoelectronics product prototypes and services, particularly the optical telecommunications device technologies, the Company incurred significant losses in fiscal 2000 and in the first nine months of 2001. The Company plans to continue research and development spending in 2001 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and ultimately market acceptance.

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

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period and common shares issuable upon the required conversion of preferred stock. Diluted earnings per common share would incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Since there was a net loss attributable to common stockholders, such incremental shares were anti dilutive for the periods presented.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of September 30, 2001 or December 31, 2000.

NOTE 4:  Common Stock; Warrants; Preferred Stock

The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B. There were 312,500 shares of Series B issued in 2000 for $1,250,000 and an additional 187,500 shares issued in 2001 for $750,000 to the Investor Group. Each Series B share must be converted into 4 shares of common stock before September 8, 2002. The Series B has 51% voting rights, subject to certain terms and conditions, on all stockholder matters. No Series A preferred shares are currently outstanding.

In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stockholders. These warrants are for an additional 2 million shares of common stock. The warrants have a term of 5 years and can be exercised at a nominal price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market

                               ESSEX CORPORATION
                     NOTES TO INTERIM FINANCIAL INFORMATION

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

In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has imputed and cumulatively recorded a deemed dividend of $2,000,000 on its Series B Preferred Stock equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). Such imputed dividends have no impact on net income (loss) from operations or cash flows but have to be considered when calculating earnings (loss) per share attributable to common stockholders.

In December 2000 the Company received a separate investment of $400,000 from the Investor Group through the purchase of 160,000 shares of Common Stock. In March 2001, the Company closed on a $2 million private placement funding transaction with the same Investor Group. Under the terms of the funding, the Company received $500,000 in March, June, August and September 2001. The Company has issued 500,000 shares in total of its common stock in connection with this transaction.

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

In September 2000 the Company closed on a $2 million private placement funding transaction with GEF Optical Investment Company, LLC and Networking Ventures L.L.C. (together, the "Investor Group"). Under the terms of the funding, the Company has received the $2 million as the last installment was made in September 2001. The Investor Group received preferred stock that is convertible into 2 million shares of common stock. The Investor Group was also issued warrants for an additional 2 million shares of common stock. The warrants can be exercised for a nominal price under certain terms and conditions. In December 2000 the Company received a separate investment of $400,000 from the Investor Group through the purchase of 160,000 shares of Common Stock. In March 2001, the Company closed on another private placement for an additional $2 million in financing for 500,000 shares of Common Stock from the same Investor Group. The Company received $1 million in the first half of 2001 and received $1 million in the third quarter of 2001. See Note 4 of Notes to Financial Statements for further details.

The Company's primary use of the funds is to patent, develop and commercialize its key leading-edge optical technologies, principally the fiberoptic HyperFine Wavelength Division Multiplex (HfWDM) devices and wireless Optical Processor Enhanced Receiver Architecture (OPERA). The Company accelerated the internal work to support patent filings and the related development work on the technology devices during the third quarter of 2000. The purpose of HfWDM is to increase the number of usable communications channels within a single optical fiber. The purpose of OPERA is to increase capacity and improve voice and data quality of wireless systems. These inventions arose from the Company's work and expertise in the optical devices and communications fields.

The Company has working laboratory and prototype models of the HfWDM, which are being demonstrated to prospective strategic partners and investors. The Company began placing prototype units of its initial HyperFine devices in field trials by potential customers in late September 2001.

                               ESSEX CORPORATION

The Company is developing simulations of its OPERA wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also having discussions with various established commercial entities that are in the wireless communications market in order to determine the best commercial applications of such technology.

The development of these devices has required a diversion of labor resources from revenue generation since mid 2000 and is expected to continue to do so for the remainder of 2001. The Company has been hiring additional personnel to augment existing technical staff. Since the Company is investing the new capital in such research and development, the financial statements reflect higher than normal expenses which increase the Company's reported losses.

Because of the emphasis on development, the Company has been unable to maintain revenue generating programs in sufficient volume to consistently achieve an overall breakeven or better level of operations. Work based on the patented ImSyn(TM) Processor continues on application contracts for U.S. Government customers for the development of advanced synthetic aperture radar (SAR) techniques. The Company received $1.4 million in new contract awards in April 2001 from the Department of Defense. The largest contract, of which $350,000 remains for work to be performed in 2001, will utilize improvements made to ImSyn(TM) optoelectronic processors for high speed image processing. The current inventory has been written down to its estimated net realizable value as components or subassemblies in the redesigned and upgraded units.

As of September 30, 2001, the Company had a backlog on programs related to services and applications of optoelectronics of approximately $830,000, down from $1,494,000 at July 1, 2001. The Company has several proposals outstanding for $3-4 million for new or additional work with U.S. Government customers which are expected to be awarded in the fourth quarter of 2001. The Company is working to reduce the deficit from operations and to improve its operating cash flows. Backlog and order issues will continue to be major concerns until customer funded development programs result in new business orders.

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

REVENUES

Revenues were $745,000 and $760,000 for the third quarters of 2001 and 2000, respectively. Revenues for the first thirty-nine week period of 2001 were $1,881,000, a decrease of 26% from the $2,533,000 in revenues for the first thirty-nine week period of 2000. The first thirty-nine week period of 2000 revenues include approximately $217,000 for recovery of excess indirect costs on a government contract completed in 1994. There was no such cost recovery in the first thirty-nine week period of 2001. The decline in revenues was primarily due to the diversion of labor resources to continuing development work and the delay in receipt of new contract awards.

                               ESSEX CORPORATION

INCOME (LOSS)

There was an operating loss of $982,000 and $346,000 in the third quarters of 2001 and 2000, respectively. There were operating losses of $2,758,000 and $516,000 in the first thirty-nine week periods of 2001 and 2000, respectively. Costs of goods sold and services provided ("COGS") as a percentage of revenues (excluding revenue from recovery of prior year excess costs) for the first thirty-nine week period of 2001 were 50.5% as compared to 51.1% in 2000. In the third quarter of 2001, COGS as a percentage of revenues (excluding revenue from recovery of prior year excess costs) was 51.2% compared to 51.4% in the same period of 2000.

Research and development ("R&D") increased in 2001 to approximately $1,922,000 from approximately $292,000 in 2000. In 2001, the majority of the R&D costs were incurred on efforts related to optical telecommunications technology. In 2000, the majority of the expenditures were on ImSyn development. The Company has greatly increased its R&D spending since the September 2000 capital infusions and expects to continue the current level of R&D spending in the optical and telecommunications areas during the remainder of 2001.

The Company has increased selling, general and administrative expenses ("SG&A"), particularly in advance marketing as related to optoelectronics and telecommunications new device business areas. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic telecommunications devices and services. The high SG&A expenses contributed to the operating losses in the first thirty-nine week periods of 2001 and 2000.

CORPORATE MATTERS

In 2001, the Company netted $8,000 of interest income, primarily from the temporary investment of funds from the private placements. Total interest expense and debenture financing amortization costs were $21,000 in the first nine months of 2000.

The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first nine months of 2001 or 2000.

                               ESSEX CORPORATION


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                       SELECTED FINANCIAL DATA ($ Thousands)
                                                       AS OF
                               ----------------------------------------------------

                               September 30,       December 31,      September 24,
                                     2001              2000               2000
                              ---------------     --------------    ---------------
                                (unaudited)         (audited)         (unaudited)

Total Assets                  $       1,893       $      1,619      $       2,052
                              ===============     ==============    ===============

Working Capital               $         649       $        736      $         767
                              ===============     ==============    ===============

Current Ratio                        1.99:1             2.39:1             1.79:1
                              ===============     ==============    ===============

Convertible Debentures        $          --       $         --      $         376
Capital Leases                          227                 23                 10
                              ---------------     --------------    ---------------
    Total Debt/Financing      $         227       $         23      $         386
                              ===============     ==============    ===============

Stockholders' Equity          $       1,146       $      1,091      $       1,075
                              ===============     ==============    ===============


The Company had net cash used in operating activities of approximately $2.8 million, of which approximately $2.5 million was attributable to the net loss less non-cash items. The Company primarily financed these losses from the proceeds of the equity sales discussed below. The Company incurred the net loss in the first nine months of 2001 primarily due to the increased expenditures for development and marketing of its optoelectronics products and services, particularly the optical telecommunications device technologies. The Company plans to continue research and development spending during 2001 in the optoelectronics operations.

In late 2000, the Company received $1,250,000 of a $2 million commitment from the private placement sale of 312,500 shares of Series B Preferred Stock to the Investor Group. In the first nine months of 2001, the Company received the remaining $750,000 from this commitment. The funds are being used primarily for the development of the optical telecommunications device technologies.

The Company paid off the $376,000 of Convertible Debentures in November 2000. In December 2000, the Company received proceeds of $400,000 from the sale of 160,000 shares of common stock to the Investor Group.

In March 2001, the Company negotiated an additional investment of $2 million with the Investor Group. The additional investment is structured as a private placement of 500,000 shares of Essex common stock. The funds were received in four equal installments during 2001. The proceeds are primarily being used to expand development in the Company's optoelectronic telecommunications device technologies.

                               ESSEX CORPORATION

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

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of September 30, 2001.

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

                                ESSEX CORPORATION
                                  (Registrant)


Date:    October 31, 2001         /s/ Joseph R. Kurry, Jr.
                           ----------------------------------------
                                    Joseph R. Kurry, Jr.
                                   Senior Vice President
                            Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)