Form 10QSB
period 2002-03-31
ESSEX CORPORATION
filed 2002-05-14
CIK 355199

ESSEX CORPORATION

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

YES           X     NO
           -----               -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                  OUTSTANDING
                  CLASS                                       AT APRIL 30, 2002
                  -----                                       -----------------
Common Stock, no par value per share                               5,351,330

Transitional Small Business Disclosure Format (Check One);

YES                 NO           X
           -----               -----

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 2001.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                      March 31,           December 30,
                                                        2002                  2001
                                                  ----------------     -----------------
                                                     (unaudited)            (audited)
ASSETS

CURRENT ASSETS
     Cash                                         $       527,948      $       568,178
     Accounts receivable, net                             230,109              284,649
     Prepayments and other                                 66,993               76,969
     Inventory                                             29,983               29,983
                                                  ----------------     -----------------
                                                          855,033              959,779
                                                  ----------------     -----------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                      852,876              849,453
     Furniture, equipment and other                       258,074              260,526
                                                  ----------------     -----------------
                                                        1,110,950            1,109,979
     Accumulated depreciation and amortization           (772,140)            (747,059)
                                                  ----------------     -----------------
                                                          338,810              362,920
                                                  ----------------     -----------------

OTHER ASSETS
     Patents, net                                         268,580              211,030
     Other                                                 23,988               19,213
                                                  ----------------     -----------------
                                                          292,568              230,243
                                                  ----------------     -----------------

TOTAL ASSETS                                      $     1,486,411      $     1,552,942
------------                                      ================     =================



The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                            March 31,            December 30,
                                                              2002                   2001
                                                        -----------------     -----------------
                                                           (unaudited)             (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Advance from accounts receivable financing         $       75,632        $            --
     Accounts payable                                          401,289                313,741
     Accrued wages and vacation                                194,706                239,476
     Capital leases                                            121,007                130,961
     Accrued retirement                                         20,052                 62,000
     Other accrued expenses                                    150,066                101,387
                                                        -----------------     -----------------
                                                               962,752                847,565

LONG-TERM DEBT

     Capital leases, net of current portion                     35,885                 60,078
                                                        -----------------     -----------------

     Total Liabilities                                         998,637                907,643
                                                        -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
       authorized; 5,290,868 and 5,155,605 shares
       issued and outstanding, respectively                  9,542,550              8,870,044
     Convertible preferred stock, $0.01 par value;
       1 million total shares authorized; 500,000
       shares of Series B authorized and outstanding         2,000,000              2,000,000
     Additional paid-in capital                              2,000,000              2,000,000
     Accumulated deficit                                   (13,054,776)           (12,224,745)
                                                        -----------------     -----------------
                                                               487,774                645,299
                                                        -----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        $    1,486,411        $     1,552,942
                                                        =================     =================

The accompanying notes are an integral part of these statements.


                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 31, 2002 AND APRIL 1, 2001


                                                             2002                  2001
                                                      -----------------     -----------------
                                                          (unaudited)          (unaudited)

Revenues                                              $      763,276        $      412,828
Costs of goods sold and services provided                   (388,739)             (198,953)
Research and development                                    (568,734)             (581,576)
Selling, general and administrative expenses                (629,692)             (586,063)
                                                      -----------------     -----------------

         Operating Loss                                     (823,889)             (953,764)

Interest (expense) income, net                                (6,142)                5,694
                                                      -----------------     -----------------

Loss Before Income Taxes                                    (830,031)             (948,070)

Provision for income taxes                                        --                    --
                                                      -----------------     -----------------

Net Loss                                                    (830,031)             (948,070)

Beneficial conversion feature of convertible
   preferred stock                                                --              (250,000)
                                                      -----------------     -----------------

Net Loss Attributable to Common Stockholders          $    (830,031)        $   (1,198,070)
                                                      =================     =================

Weighted Average Number of Shares Outstanding              7,224,892             5,873,932
                                                      =================     =================

Basic Loss Per Common Share                           $        (0.11)       $        (0.20)
                                                      =================     =================

Diluted Loss Per Common Share                         $        (0.11)       $        (0.20)
                                                      =================     =================


The accompanying notes are an integral part of these statements.

                                       5

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 31, 2002 AND APRIL 1, 2001

                                                                2002            2001
                                                       ----------------    --------------
                                                          (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                            $     (830,031)     $   (948,070)
   Adjustments to reconcile Net Loss to
     Net Cash Used In Operating Activities:

      Depreciation and amortization                            34,311            53,436
      Stock option and compensation expense                    87,975            34,000

   Change in Assets and Liabilities:
      Accounts receivable                                      54,540            32,771
      Prepayments and other assets                              9,976           (26,212)
      Inventory                                                    --            (8,913)
      Accounts payable                                         87,548            27,302
      Accrued lease settlement                                     --          (107,766)
      Other liabilities                                      (104,435)          (42,012)
                                                         --------------    --------------

   Net Cash Used In Operating Activities                     (660,116)         (985,464)
                                                         --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                        (6,130)          (36,800)
                                                         --------------    --------------

    Net Cash Used In Investing Activities                      (6,130)          (36,800)
                                                         --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                     500,003           500,000
    Sale of preferred stock                                        --           250,000
    Exercise of stock options                                  84,528                --
    Short-term borrowings, net                                 75,632                --
    Payment of capital lease obligations                      (34,147)          (17,703)
                                                         --------------    --------------

    Net Cash Provided By Financing Activities                 626,016           732,297
                                                         --------------    --------------

CASH AND CASH EQUIVALENTS
    Net decrease                                              (40,230)         (289,967)
    Balance - beginning of period                             568,178         1,015,634
                                                         --------------    --------------
    Balance - end of period                              $    527,948      $    725,667
                                                         ==============    ==============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:  General

FISCAL YEAR AND PRESENTATION

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. Years 2002 and 2001 are 52-week fiscal years. Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

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

The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in telecommunications and optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HYPERFINE WDM (wavelength division multiplexing) devices and wireless optical processor enhanced receiver architecture. Since September 2000, the Company has received just over $5 million in financing to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and ultimately market acceptance.

Primarily   due  to  the  increased   expenditures   for   development   of  its
optoelectronics products and services, particularly the optical telecommunications device technologies, the Company incurred significant losses in the first quarter of 2002. The Company plans to continue research and development spending in 2002 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds.

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies with major industrial concerns to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources to continue to finance development and to achieve initial market penetration. Significant delays in the commercialization of the

                               ESSEX CORPORATION

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

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $76,000 of funds advanced as of March 31, 2002. There were no funds advanced as of December 30, 2001.

NOTE 4:  Commitments and Contingencies

The Company has entered into several capital leases for special optical test and telephone equipment. The capital equipment cost of these leases was approximately $250,000, the remaining lease terms are less than 2 years and the remaining principal amounts due total $157,000 at March 31, 2002.

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

                               ESSEX CORPORATION

In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants expire in September 2005 and can be exercised at a nominal price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The Company has reserved 4 million shares of common stock in connection with the convertible preferred stock and the possible exercise of the related common stock warrants.

In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company imputed and recorded in 2000 and 2001 a total deemed dividend of $2,000,000 on its Series B Preferred Stock equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). Such imputed dividends had no impact on net loss from operations or cash flows but had to be considered when calculating loss per share attributable to common stockholders.

In March 2002, the Company amended existing private placement agreements for its common stock with its Investor Group or their affiliates. The agreements were increased from $500,000 to $1.5 million, of which $250,000 was received in December 2001, $500,000 was received in the first quarter of 2002 and $250,000 was received in April 2002. The remaining $500,000 is subject to a call by the Company on an as needed basis during 2002. These agreements provide for the shares of common stock to be issued at an initial price per share of $6.50 subject to an antidilution adjustment feature. Under this feature if the Company issues shares at a price less than $6.50 per share to other institutional investors during 2002, the Investor Group's purchase price will be adjusted downward to the lower price, but not less than $3.00 per share.

NOTE 6:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 7:  Statements of Cash Flows - Supplemental Disclosure

There were no new capital leases entered into in the first quarter of 2002. In 2001, the Company entered into capital leases for new equipment for $241,000.

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

In March 2002, the Company amended existing private placement agreements for its common stock with its Investor Group or their affiliates. The agreements were increased from $500,000 to $1.5 million, of which $250,000 was received in December 2001, $500,000 was received in the first quarter of 2002 and $250,000 was received in April 2002. The remaining $500,000 is subject to a call by the Company on an as needed basis during 2002. These agreements provide for the shares of common stock to be issued at an initial price per share of $6.50 subject to an antidilution adjustment feature. Under this feature if the Company issues shares at a price less than $6.50 per share to other institutional investors during 2002, the Investor Group's purchase price will be adjusted downward to the lower price, but not less than $3.00 per share. Prior to December 2001, the Investor Group has invested approximately $4.4 million in the Company beginning in September 2000.

The Company's primary use of the funds is to patent, develop and commercialize its key leading-edge optical technologies, principally the HYPERFINE WDM devices and wireless OPERA(TM) technology. The purpose of the HYPERFINE WDM device is to increase the number of usable communications channels within a single optical fiber. The purpose of OPERA(TM) is to increase capacity and improve voice and data quality of wireless systems. These inventions arose from the Company's work and expertise in the optical device and communications fields.

The Company has prototypes of the HYPERFINE WDM technology which are being demonstrated to prospective strategic partners and investors. The Company began placing prototypes of its initial HYPERFINE WDM devices in field trials by potential customers in late September 2001. The Company is developing simulations of its OPERA(TM) wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also holding discussions with various established commercial entities that are in the wireless communications market regarding development of initial prototypes.

The development of these devices required a diversion of labor resources from revenue generation in 2001 and is expected to continue to do so in 2002. The Company may hire additional personnel

                               ESSEX CORPORATION

to augment existing technical and sales staff. Since the Company is investing the new capital in such research and development, the financial statements reflect higher than normal expenses which increases the Company's reported losses.

Because of the emphasis on development, the Company has been unable to maintain customer programs of sufficient volume and to expand such work to consistently achieve an overall breakeven or better level of operations on such revenues. Work based on or related to the patented ImSyn(TM) Processor and other Essex optical hardware processing and techniques continues for the development of advanced SAR (synthetic aperture radar) techniques. These efforts generally fall under SBIR (U.S. Government Small Business Innovative Research) programs. The Company is working to reduce the overall deficit from operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial improvements realized from customer funded development programs have been achieved.

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

REVENUES

Revenues were $763,000 and $413,000 for the first quarters of 2002 and 2001, respectively. Revenues in the first quarter of 2002 were significantly higher than the first quarter of 2001 but were comparable to the other quarterly revenues of 2001. The increase in revenues was due to the Company beginning in April 2001 a U.S. Government program for application of its proprietary optoelectronics technology and products. This program and others are continuing to be worked on in 2002.

As of March 31, 2002, the Company had a backlog on programs related to services and applications of optoelectronics of approximately $1,105,000, down from $1,849,000 at December 30, 2001.

INCOME (LOSS)

There was an operating loss of $824,000 and $954,000 in the first quarters of 2002 and 2001, respectively. There was a net loss of $830,000 and $948,000 in the first quarters of 2002 and 2001, respectively. Cost of goods sold and services provided as a percentage of revenues for the first quarter of 2002 was 50.9%, which was slightly higher than the 48.2% in 2001. The net loss declined as a larger amount of fixed expenses were covered by the higher revenue volume.

Research and development (R&D) was comparable between the quarterly periods, amounting to approximately $569,000 in 2002 and $582,000 in 2001. The majority of the R&D costs were incurred on efforts related to optical telecommunications technology. The Company has maintained its R&D spending since the September 2000 capital infusion and expects to continue its R&D spending rate in the optical and telecommunications areas in 2002.

The Company has increased selling, general and administrative expenses ("SG&A"), particularly as related to optoelectronics and telecommunications new device business areas. Overall, SG&A

                               ESSEX CORPORATION

expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic telecommunications products and services. The high SG&A expenses contributed to the operating losses in the first quarters of 2002 and 2001.

CORPORATE MATTERS

The Company recognized a $250,000 charge in the first quarter of 2001 from the beneficial conversion feature of convertible preferred stock. As proceeds were received from the sale of preferred stock in 2001 and 2000, the Company recognized the pro rata beneficial conversion feature on the convertible preferred stock as a deemed dividend for purposes of computing net loss attributable to common stockholders and per share amounts. The total recorded was $750,000 in 2001 and $1,250,000 in 2000. This imputed amount had no effect on net loss (from operations) or cash flows.

Total  interest  expense was $6,000 in the first quarter of 2002.  In 2001,  the
Company  netted  $6,000  of  interest  income,   primarily  from  the  temporary
investment of funds from the private placements.

The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first quarters of 2002 or 2001.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                           SELECTED FINANCIAL DATA ($ Thousands)
                                                          AS OF
                                    -----------------------------------------------

                                      March 31,       December 30,        April 1,
                                         2002            2001               2001
                                    -------------    -------------     ------------
                                     (unaudited)        (audited)       (unaudited)

Total Assets                        $     1,486      $    1,553        $    1,578
                                    =============    =============     ============

Working Capital (Deficit)           $      (108)     $      112        $      439
                                    =============    =============     ============

Current Ratio                           0.89:1          1.13:1             1.81:1
                                    =============    =============     ============

Advance from Accounts Receivable
  Financing                         $        76      $       --        $       --
Capital Leases                              157             191               245
                                    -------------    -------------     ------------
         Total Debt/Financing       $       233      $      191        $      245
                                    =============    =============     ============

Stockholders' Equity                $       488      $      645        $      927
                                    =============    =============     ============


The net cash provided by financing activities in 2002 and 2001 is primarily from the Company completing several private placements of equity securities to its Investor Group or their affiliates.

                               ESSEX CORPORATION

The Company received $3,400,000 and $1,250,000 in fiscal 2001 and fiscal 2000, respectively and another $500,000 in the first quarter of 2002 from these private placements. The funds have been and are to be used primarily for the development of the optical telecommunications device technologies.

The net cash used in operating activities has resulted from the significant losses incurred by the Company in 2002 and 2001, primarily due to the increased expenditures for development of its optoelectronics products and services, particularly in the optical telecommunications device technologies field. The Company's working capital and ratio continue to decrease primarily due to these losses. The Company plans to continue R&D spending in 2002 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds.

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies to major industrial concerns to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources, including the Investor Group, to continue to finance development and to achieve initial market penetration. As part of this funding effort, the Investor Group or their affiliates committed to purchase an additional $1.5 million of Common Stock at an initial per share price of $6.50 subject to an antidilution adjustment feature. Under this feature if the Company issues shares at a price less than $6.50 per share to other institutional investors during 2002, the Investor Group's purchase price will be adjusted downward to the lower price, but not less than $3.00 per share. Of the $1.5 million, $250,000 was received in December 2001, $500,000 was received in the first quarter of 2002 and $250,000 was received in April 2002. The remaining $500,000 is subject to a call by the Company on an as needed basis in 2002. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and financial position.

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $76,000 of funds advanced as of March 31, 2002. There were no funds advanced as of December 30, 2001.

The Company believes that it will be able to meet its remaining 2002 funding requirements and obligations from the aforementioned sources of revenue and capital, and if necessary, by cost reductions. However, there can be no assurances in this regard and the Company expects that it will need significant additional financing in the future.

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

                                ESSEX CORPORATION
                                  (Registrant)

Date:  May 14, 2002
                        /s/ Joseph R. Kurry, Jr.
                       ----------------------------------
                               Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)