Form 10QSB
period 2002-06-30
ESSEX CORPORATION
filed 2002-08-14
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

YES   X     NO
    -----      -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                               OUTSTANDING
    CLASS                                                   AT AUGUST 5, 2002
    -----                                                   -----------------
Common Stock, no par value per share                            5,396,792

Transitional Small Business Disclosure Format (Check One);

YES         NO   X
    -----      -----

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

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                  June 30,         December 30,
                                                    2002               2001
                                                ------------      -------------
                                                 (unaudited)        (audited)
ASSETS

CURRENT ASSETS
     Cash                                       $    362,175      $    568,178
     Accounts receivable, net                        175,435           284,649
     Prepayments and other                            74,247            76,969
     Inventory                                        29,983            29,983
                                                -------------     -------------
                                                     641,840           959,779
                                                -------------     -------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                 919,333           849,453
     Furniture, equipment and other                  255,213           260,526
                                                -------------     -------------
                                                   1,174,546         1,109,979
     Accumulated depreciation and amortization      (806,932)         (747,059)
                                                -------------     -------------
                                                     367,614           362,920
                                                -------------     -------------

OTHER ASSETS
     Patents, net                                    270,617           211,030
     Other                                            21,909            19,213
                                                -------------     -------------
                                                     292,526           230,243
                                                -------------     -------------

TOTAL ASSETS                                    $  1,301,980      $  1,552,942
------------                                    =============     =============


The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

                                 BALANCE SHEETS


                                                                 June 30,           December 30,
                                                                   2002                 2001
                                                             ----------------     ---------------
                                                                (unaudited)           (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Advance from accounts receivable financing              $      36,280        $          --
     Accounts payable                                              361,274              313,741
     Accrued wages and vacation                                    245,877              239,476
     Capital leases                                                151,904              130,961
     Accrued retirement                                             37,492               62,000
     Other accrued expenses                                        131,798              101,387
                                                             ----------------     ---------------
                                                                   964,625              847,565

LONG-TERM DEBT

     Capital leases, net of current portion                         17,561               60,078
                                                             ----------------     ---------------

     Total Liabilities                                             982,186              907,643
                                                             ----------------     ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
      authorized;  5,394,792 and 5,155,605 shares
      issued and outstanding, respectively                      10,209,900            8,870,044
     Convertible preferred stock, $0.01 par value;
      1 million total shares authorized; 500,000 shares
      of Series B authorized and outstanding                     2,000,000            2,000,000
     Additional paid-in capital                                  2,000,000            2,000,000
     Accumulated deficit                                       (13,890,106)         (12,224,745)
                                                             ----------------     ---------------
                                                                   319,794              645,299
                                                             ----------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             $   1,301,980        $   1,552,942
                                                             ================     ===============


The accompanying notes are an integral part of these statements.

                                       4

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 30, 2002 AND JULY 1, 2001


                                                            2002                    2001
                                                      -----------------     -----------------
                                                         (unaudited)            (unaudited)

Revenues                                              $    1,492,709        $    1,135,364
Costs of goods sold and services provided                   (747,772)             (566,980)
Research and development                                    (966,233)           (1,269,645)
Selling, general and administrative expenses              (1,434,046)           (1,074,335)
                                                      -----------------     ----------------

         Operating Loss                                   (1,655,342)           (1,775,596)

Interest (expense) income, net                               (10,019)                9,271
                                                      -----------------     ----------------

Loss Before Income Taxes                                  (1,665,361)           (1,766,325)

Provision for income taxes                                        --                    --
                                                      -----------------     ----------------

Net Loss                                                  (1,665,361)           (1,766,325)

Beneficial conversion feature of convertible
   preferred stock                                                --              (500,000)
                                                      -----------------     ----------------

Net Loss Attributable to Common Stockholders           $  (1,665,361)       $   (2,266,325)
                                                      =================     ================

Weighted Average Number of Shares Outstanding              7,289,120             6,081,158
                                                      =================     ================

Basic Loss Per Common Share                           $        (0.23)       $       (0.37)
                                                      =================     ================

Diluted Loss Per Common Share                         $        (0.23)       $       (0.37)
                                                      =================     ================


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 30, 2002 AND JULY 1, 2001


                                                             2002                 2001
                                                       -----------------    ---------------
                                                          (unaudited)         (unaudited)

Revenues                                               $     729,433        $     722,536
Costs of goods sold and services provided                   (359,033)            (368,027)
Research and development                                    (468,184)            (688,069)
Selling, general and administrative expenses                (733,669)            (488,272)
                                                       ----------------     ---------------

         Operating Loss                                     (831,453)            (821,832)

Interest (expense) income, net                                (3,877)               3,577
                                                       ----------------     ---------------

Loss Before Income Taxes                                    (835,330)            (818,255)

Provision for income taxes                                        --                   --
                                                       ----------------     ---------------

Net Loss                                                    (835,330)            (818,255)

Beneficial conversion feature of convertible
   preferred stock                                                --             (250,000)
                                                       ----------------     ---------------

Net Loss Attributable to Common Stockholders            $   (835,330)       $  (1,068,255)
                                                       ================     ===============

Weighted Average Number of Shares Outstanding              7,353,348            6,288,383
                                                       ================     ===============

Basic Loss Per Common Share                            $       (0.12)       $      (0.17)
                                                       ================     ===============

Diluted Loss Per Common Share                          $       (0.12)       $      (0.17)
                                                       ================     ===============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 30, 2002 AND JULY 1, 2001

                                                          2002                2001
                                                   -----------------    -----------------
                                                       (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                        $    (1,665,361)     $    (1,766,325)
   Adjustments to reconcile Net Loss to
     Net Cash Used In Operating Activities:

      Depreciation and amortization                         73,258              125,220
      Stock option and compensation expense                246,325               34,000
      Gain on sale/retirement of fixed assets                  (91)                (104)

   Change in Assets and Liabilities:
      Accounts receivable                                  109,214              (69,188)
      Prepayments and other assets                           2,260              (81,254)
      Inventory                                                 --              (41,796)
      Accounts payable                                      47,533              (14,641)
      Accrued lease settlement                                  --             (107,766)
      Other liabilities                                    (58,205)              74,467
                                                   -----------------     ----------------

   Net Cash Used In Operating Activities                (1,245,067)          (1,847,387)
                                                   -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                     (7,432)             (62,865)
    Proceeds from sale of fixed assets                          91                  104
                                                   -----------------     ----------------

    Net Cash Used In Investing Activities                   (7,341)             (62,761)
                                                   -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                1,000,003            1,000,000
    Sale of preferred stock                                     --              500,000
    Exercise of stock options                               93,528                5,000
    Short-term borrowings, net                              36,280                  --
    Payment of capital lease obligations                   (83,406)             (40,130)
                                                   -----------------     ----------------

    Net Cash Provided By Financing Activities            1,046,405            1,464,870
                                                   -----------------     ----------------

CASH AND CASH EQUIVALENTS
    Net decrease                                          (206,003)            (445,278)
    Balance - beginning of period                          568,178            1,015,634
                                                   -----------------     ----------------
    Balance - end of period                        $       362,175       $      570,356
                                                   =================     ================

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:  General

FISCAL YEAR AND PRESENTATION

Essex Corporation (the "Company") is on a 52/53-week fiscal year ending the last Sunday in December. Years 2002 and 2001 are 52-week fiscal years. Certain amounts from prior annual and quarterly periods have been reclassified to conform to this 2002 presentation.

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

The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in telecommunications and optoelectronic processors. Since June 2000, the Company has filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HYPERFINE WDM (wavelength division multiplexing) devices and wireless optical processor enhanced receiver architecture (OPERA(TM)). Since September 2000, the Company has received nearly $6 million in financing from its Investor Group to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and ultimately market acceptance.

Primarily due to the increased expenditures for development and marketing of its optoelectronics products and services, particularly the optical telecommunications device technologies, and also due to expenses related to the Company's efforts to raise additional financing, the Company incurred significant losses in the first half of 2002. The Company also incurred such losses in fiscal years 2000 and 2001. The Company plans to continue research and development spending in 2002 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds.

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies with major industry participants to facilitate these goals. The Company will also

                               ESSEX CORPORATION

also additional funds under appropriate terms from private sources to continue to finance development and to achieve initial market penetration. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and future financial position.

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

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $36,000 of funds advanced as of June 30, 2002. There were no funds advanced as of December 30, 2001.

NOTE 4:  Commitments and Contingencies

The Company has entered into several capital leases for special optical test and telephone equipment. The capital equipment cost of these leases was approximately $300,000, the remaining lease terms are less than 2 years and the remaining principal amounts due total $169,000 at June 30, 2002.

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

                               ESSEX CORPORATION

In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants expire in September 2005 and can be exercised at a nominal total price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The Company has reserved 4 million shares of common stock in connection with the convertible preferred stock and the possible exercise of the related common stock warrants.

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

In March 2002, the Company amended the latest existing private placement agreements for its common stock with its Investor Group or their affiliates. The agreements were increased from $500,000 to $1.5 million, of which $250,000 was received in December 2001 and $1,000,000 was received in the first half of 2002. The remaining $250,000 is subject to a call by the Company on an as needed basis during 2002. These agreements provide for the shares of common stock to be issued at an initial price per share of $6.50 subject to an antidilution adjustment feature. Under this feature if the Company issues shares at a price less than $6.50 per share to other institutional investors during 2002, the Investor Group's purchase price will be adjusted downward to the lower price, but not less than $3.00 per share.

NOTE 6:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 7:  Statements of Cash Flows - Supplemental Disclosure

There were $62,000 of new capital leases entered into in the first half of 2002. In the first half of 2001, the Company entered into capital leases for new equipment for $288,000.

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

In March 2002, the Company amended the latest existing private placement agreements for its common stock with its Investor Group or their affiliates. These agreements were increased from $500,000 to $1.5 million, of which $250,000 was received in December 2001 and $1,000,000 was received in the first half of 2002. The remaining $250,000 is subject to a call by the Company on an as needed basis during 2002. These agreements provide for the shares of common stock to be issued at an initial price per share of $6.50 subject to an antidilution adjustment feature. Under this feature if the Company issues shares at a price less than $6.50 per share to other institutional investors during 2002, the Investor Group's purchase price will be adjusted downward to the lower price, but not less than $3.00 per share. Prior to December 2001, the Investor Group has invested approximately $4.4 million in the Company beginning in September 2000.

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

The development of these devices required a diversion of labor resources from revenue generation in 2001 and continues to do so in 2002. The Company may hire additional personnel to augment existing technical and sales staff. Since the Company is investing the new capital in such research,

                               ESSEX CORPORATION

development and marketing, the financial statements reflect higher than normal expenses which increases the Company's reported losses.

Because of the emphasis on development, the Company has been unable to maintain customer programs of sufficient volume and to expand such work to consistently achieve an overall breakeven or better level of operations on such revenues. Work based on or related to the patented ImSyn(TM) Processor and other Essex optical hardware processing and techniques continues for the development of advanced SAR (synthetic aperture radar). These efforts generally fall under SBIR (U.S. Government Small Business Innovative Research) programs. The Company is working to reduce the overall deficit from operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial improvements realized from customer funded development programs have been achieved.

The Company currently does not have sufficient resources to bring its telecommunications and optoelectronics processing devices to market. In order to maintain development and marketing spending levels, the Company will need additional funds. Accordingly, the Company will likely have to partner with or enter into licensing arrangements with major industry participants in order to successfully introduce its technology and products. There can be no assurance that the Company will be successful in entering into such agreements.

REVENUES

Revenues were $729,000 and $723,000 for the second quarters of 2002 and 2001, respectively. Revenues for the first half of 2002 were $1,493,000, an increase of 31% from the $1,135,000 in revenues for the first half of 2001. The increase in revenues was due to the Company beginning in April 2001 a U.S. Government program for application of its proprietary optoelectronics technology and products. The Company is continuing work on this program and others in 2002.

As of June 30, 2002, the Company had a backlog on programs related to services and applications of optoelectronics of approximately $3,460,000, up from $1,105,000 at March 31, 2002.

INCOME (LOSS)

There was an operating loss of $832,000 and $822,000 in the second quarters of 2002 and 2001, respectively. There were operating losses of $1,655,000 and $1,776,000 in the first half periods of 2002 and 2001, respectively. Cost of goods sold and services provided as a percentage of revenues for the first half of 2002 and 2001 were both approximately 50%. In the second quarter of 2002, costs of goods sold and services provided was 49.2% compared to 50.9% in the same period of 2001. The year-to-date net loss declined as a larger amount of fixed expenses were covered by the higher revenue volume.

Research and development (R&D) was approximately $966,000 in the first half of 2002, down 24% from approximately $1,270,000 in the same period in 2001. Expenditures for the initial HYPERFINE WDM development in 2001 required significant outside vendor costs for materials and non-recurring engineering. Such costs have declined in 2002 and are also being managed against available funding. The majority of the R&D costs were incurred on efforts related to optical telecommunications technology. The Company has maintained its R&D spending since the September 2000 capital infusion and, subject to the availability of funds, expects to continue its R&D spending in the optical and telecommunications areas in 2002.

                               ESSEX CORPORATION

The Company has increased selling, general and administrative expenses ("SG&A"), particularly in marketing for optoelectronics and telecommunications new device business areas. The Company has also incurred higher expenses related to the Company's efforts to raise additional financing in 2002. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic telecommunications products and services. The high SG&A expenses contributed to the operating losses in the first half periods of 2002 and 2001.

CORPORATE MATTERS

The Company recognized a $500,000 charge in the first half of 2001 from the beneficial conversion feature of convertible preferred stock. As proceeds were received from the sale of preferred stock in 2001 and 2000, the Company recognized the pro rata beneficial conversion feature on the convertible preferred stock as a deemed dividend for purposes of computing net loss attributable to common stockholders and per share amounts. The total recorded was $750,000 in 2001 and $1,250,000 in 2000. This imputed amount had no effect on net loss (from operations) or cash flows.

Total interest expense was $10,000 in the first half of 2002. In the same period in 2001, the Company netted $9,000 of interest income, primarily from the temporary investment of funds from the private placements.

The Company is in a NOL carryforward position. No provision or benefit from income taxes was recognized in the first half of 2002 or 2001.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                          SELECTED FINANCIAL DATA ($ Thousands)
                                                         AS OF
                                    -----------------------------------------------

                                       June 30,       December 30,        July 1,
                                         2002             2001             2001
                                    -------------    -------------    -------------
                                     (unaudited)       (audited)       (unaudited)

Total Assets                        $     1,302      $     1,553      $     1,609
                                    =============    =============    =============

Working Capital (Deficit)           $      (323)     $       112      $       395
                                    =============    =============    =============

Current Ratio                            0.67:1           1.13:1           1.64:1
                                    =============    =============    =============

Advance from Accounts Receivable
  Financing                         $        36      $        --      $        --
Capital Leases                              170              191              271
                                    -------------    -------------    -------------
         Total Debt/Financing       $       206      $       191      $       271
                                    =============    =============    =============

Stockholders' Equity                $       320      $       645      $       863
                                    =============    =============    =============

                               ESSEX CORPORATION

The net cash provided by financing activities in 2002 and 2001 is primarily from the Company completing several private placements of equity securities to its Investor Group or their affiliates. The Company received $3,400,000 and $1,250,000 in fiscal 2001 and fiscal 2000, respectively and another $1,000,000 in the first half of 2002 from these private placements. The funds have been and are to be used primarily for the development, marketing and management of the optical telecommunications device technologies.

The net cash used in operating activities has resulted from the significant losses incurred by the Company in 2002 and 2001, primarily due to the increased expenditures for development and marketing of its optoelectronics products and services, particularly in the optical telecommunications device technologies field. The Company's working capital and ratio continue to decrease primarily due to these losses. The Company plans to continue R&D spending in 2002 in the optoelectronics operations. In order to maintain spending levels, the Company will need additional funds.

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies to major industry participants, to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources, including the Investor Group, to continue to finance development and to achieve initial market penetration. As part of this funding effort, commencing in December 2001 the Investor Group or their affiliates committed to purchase an additional $1.5 million of Common Stock at an initial per share price of $6.50 subject to an antidilution adjustment feature. Under this feature if the Company issues shares at a price less than $6.50 per share to other institutional investors during 2002, the Investor Group's purchase price will be adjusted downward to the lower price, but not less than $3.00 per share. Of the $1.5 million, $250,000 was received in December 2001 and $1,000,000 was received in the first half of 2002. The remaining $250,000 is subject to a call by the Company on an as needed basis in 2002. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and financial position.

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $36,000 of funds advanced as of June 30, 2002. There were no funds advanced as of December 30, 2001.

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

                               ESSEX CORPORATION
                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)      Exhibits

                  Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

                  None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

Date:  August 14, 2002
                       /s/ Joseph R. Kurry, Jr.
                       -------------------------------------
                               Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)