Form 10QSB
period 2002-09-29
ESSEX CORPORATION
filed 2002-11-06
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

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

YES           X     NO
           -----               -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                              OUTSTANDING
                  CLASS                                   AT NOVEMBER 4, 2002
                  -----                                   -------------------
Common Stock, no par value per share                             7,754,482

Transitional Small Business Disclosure Format (Check One);

YES                 NO           X
           -----               -----

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

                               ESSEX CORPORATION


                                 BALANCE SHEETS


                                                  September 29,    December 30,
                                                      2002             2001
                                                  -------------    -------------
                                                   (unaudited)       (audited)
ASSETS


CURRENT ASSETS
     Cash                                         $     532,417    $     568,178
     Accounts receivable, net                           901,443          284,649
     Prepayments and other                               60,703           76,969
     Inventory                                           14,983           29,983
                                                  -------------    -------------
                                                      1,509,546          959,779
                                                  -------------    -------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                    934,117          849,453
     Furniture, equipment and other                     255,896          260,526
                                                  -------------    -------------
                                                      1,190,013        1,109,979
     Accumulated depreciation and amortization         (835,842)        (747,059)
                                                  -------------    -------------
                                                        354,171          362,920
                                                  -------------    -------------

OTHER ASSETS
     Patents, net                                       324,974          211,030
     Other                                               21,909           19,213
                                                  -------------    -------------
                                                        346,883          230,243
                                                  -------------    -------------

TOTAL ASSETS                                      $   2,210,600    $   1,552,942
------------                                      =============    =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                                 BALANCE SHEETS


                                                             September 29,    December 30,
                                                                 2002             2001
                                                            -------------    -------------
                                                               (unaudited)      (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Advance from accounts receivable financing             $     321,600    $          --
     Accounts payable                                             859,939          313,741
     Accrued wages and vacation                                   168,276          239,476
     Capital leases                                               110,154          130,961
     Accrued retirement                                            58,546           62,000
     Other accrued expenses                                       230,940          101,387
     Billings in excess of costs                                   60,000               --
                                                            -------------    -------------
                                                                1,809,455          847,565

LONG-TERM DEBT

     Capital leases, net of current portion                        10,976           60,078
                                                            -------------    -------------

     Total Liabilities                                          1,820,431          907,643
                                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
        authorized; 7,435,254 and 5,155,605 shares
        issued and outstanding, respectively                   12,461,900        8,870,044
     Convertible preferred stock, $0.01 par value;
        1 million total shares authorized; 0 and 500,000
        shares of Series B authorized and outstanding                  --        2,000,000
     Additional paid-in capital                                 2,000,000        2,000,000
     Accumulated deficit                                      (14,071,731)     (12,224,745)
                                                            -------------    -------------
                                                                  390,169          645,299
                                                            -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                            $   2,210,600    $   1,552,942
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION


                            STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001


                                                           2002            2001
                                                      --------------  -------------
                                                        unaudited)     (unaudited)

Revenues                                              $   3,093,619   $   1,880,832
Costs of goods sold and services provided                (1,712,578)       (948,860)
Research and development                                 (1,226,854)     (1,922,308)
Selling, general and administrative expenses             (1,987,135)     (1,767,553)
                                                      --------------  -------------

         Operating Loss                                  (1,832,948)     (2,757,889)

Interest (expense) income, net                              (14,038)          8,026
                                                      -------------   -------------

Loss Before Income Taxes                                 (1,846,986)     (2,749,863)

Provision for income taxes                                       --              --
                                                      -------------   -------------

Net Loss                                                 (1,846,986)     (2,749,863)

Beneficial conversion feature of convertible
   preferred stock                                               --        (750,000)
                                                      -------------   -------------

Net Loss Attributable to Common Stockholders          $  (1,846,986)  $  (3,499,863)
                                                      =============   =============

Weighted Average Number of Shares Outstanding             7,329,488       6,289,513
                                                      =============   =============

Basic Loss Per Common Share                           $       (0.25)  $       (0.56)
                                                      =============   =============

Diluted Loss Per Common Share                         $       (0.25)  $       (0.56)
                                                      =============   =============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001


                                                        2002           2001
                                                   ------------     ------------
                                                    (unaudited)      (unaudited)

Revenues                                           $  1,600,910     $    745,468
Costs of goods sold and services provided              (964,806)        (381,880)
Research and development                               (260,621)        (652,663)
Selling, general and administrative expenses           (553,089)        (693,218)
                                                   ------------     ------------

         Operating Loss                                (177,606)        (982,293)

Interest (expense) income, net                           (4,019)          (1,245)
                                                   ------------     ------------

Loss Before Income Taxes                               (181,625)        (983,538)

Provision for income taxes                                   --               --
                                                   ------------     ------------

Net Loss                                               (181,625)        (983,538)

Beneficial conversion feature of convertible
   preferred stock                                           --         (250,000)
                                                   ------------     ------------

Net Loss Attributable to Common Stockholders       $   (181,625)    $ (1,233,538)
                                                   ============     ============

Weighted Average Number of Shares Outstanding         7,410,223        6,706,225
                                                   ============     ============

Basic Loss Per Common Share                        $      (0.02)    $      (0.19)
                                                   ============     ============

Diluted Loss Per Common Share                      $      (0.02)    $      (0.19)
                                                   ============     ============

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                            STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001

                                                         2002              2001
                                                    -------------    -------------
                                                     (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                         $  (1,846,986)   $  (2,749,863)
   Adjustments to reconcile Net Loss to
     Net Cash Used In Operating Activities:

      Depreciation and amortization                       110,994          160,250
      Stock-based compensation expense                    246,325           34,000
      Inventory valuation reserve                          15,000           60,000
      Other                                                   (91)            (492)

   Change in Assets and Liabilities:
      Accounts receivable                                (616,794)        (173,554)
      Prepayments and other assets                         15,804          (33,541)
      Inventory                                                --          (70,126)
      Accounts payable                                    546,198          102,521
      Other liabilities                                   (14,227)        (111,458)
                                                    -------------    -------------

   Net Cash Used In Operating Activities               (1,543,777)      (2,782,263)
                                                    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                   (27,465)         (81,048)
    Proceeds from sale of fixed assets                         91              492
                                                    -------------    -------------

    Net Cash Used In Investing Activities                 (27,374)         (80,556)
                                                    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                               1,250,003        2,000,000
    Sale of preferred stock                                    --          750,000
    Exercise of stock options                              95,528           21,224
    Short-term borrowings, net                            321,600               --
    Payment of capital lease obligations                 (131,741)         (84,438)
                                                    -------------    -------------

    Net Cash Provided By Financing Activities           1,535,390        2,686,786
                                                    -------------    -------------

CASH AND CASH EQUIVALENTS
    Net decrease                                          (35,761)        (176,033)
    Balance - beginning of period                         568,178        1,015,634
                                                    -------------    -------------
    Balance - end of period                         $     532,417    $     839,601
                                                    =============    =============

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

The Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in telecommunications and optoelectronic processors. The Company has received patents on its optoelectronic processor. The Company has filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HYPERFINE WDM (wavelength division multiplexing) devices and wireless optical processor enhanced receiver architecture (OPERA(TM)). Since September 2000, the Company has received nearly $6 million in financing from its Investor Group to advance its programs to capitalize upon these communications inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and ultimately market acceptance.

Primarily due to the expenditures for development and marketing of its optoelectronics products and services, particularly the optical telecommunications device technologies, and also due to expenses related to the Company's efforts to raise additional financing, the Company incurred significant losses in the first nine months of 2002. The Company also incurred such losses in fiscal years 2000 and 2001. The Company plans to continue research and development spending in 2002 in optoelectronics to the extent funds are available. In order to maintain spending levels, the Company will need additional funds.

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

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $322,000 of funds advanced as of September 29, 2002. There were no funds advanced as of December 30, 2001.

NOTE 4:  Commitments and Contingencies

The Company has entered into several capital leases for special optical test and telephone equipment. The capital equipment cost of these leases was approximately $350,000, the remaining lease terms are less than 2 years and the remaining principal amounts due total $121,000 at September 29, 2002.

NOTE 5:  Common Stock; Warrants; Preferred Stock

The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B. There were 312,500 shares of Series B issued in 2000 for $1,250,000 and the remaining 187,500 issued in 2001 for $750,000. Each
Series B share was converted into 4 shares of common stock in September 2002. No Series A preferred shares are currently outstanding.

                               ESSEX CORPORATION

In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants expire in September 2005 and can be exercised at a nominal total price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The Company has reserved 2 million shares of common stock in connection with the possible exercise of these common stock warrants.

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

In October 2002, the Company negotiated a private placement with an affiliate of its Investor Group. Initially, the Company received $150,000 for 50,000 shares of its common stock. The Company also received $100,000 and issued warrants which permit the investor, in its sole discretion, to invest another $1,000,000 by December 15, 2002 and another $1,000,000 by January 14, 2003 and receive shares of common stock at a price of approximately $3 per share. If the investments are not made in the prescribed timeframes, then only the warrant amount of $100,000 will be converted into common stock at the $3 share price. Under the provisions of prior private placements, the current investment triggered a final adjustment to the purchase price in those prior private placements from $6.50 per share to $3.00 per share. This adjustment resulted in the issuance in October 2002 of approximately 269,000 additional shares to the investors.

NOTE 6:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 7:  Statements of Cash Flows - Supplemental Disclosure

There were $62,000 of new capital leases entered into in the first nine months of 2002. In the first nine months of 2001, the Company entered into capital leases for new equipment for $288,000.

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

STATUS

The  Company's   business  is  focused  upon  applications  of  its  proprietary optoelectronics technology and products for commercial and U.S. Government customers and signal processing technology for U.S. Government customers.

Since  mid  2000,   the  Company  has  been  working  to  patent,   develop  and
commercialize its key leading-edge optical technologies, principally the HYPERFINE WDM devices and wireless OPERA(TM) technology. The purpose of the HYPERFINE WDM device is to increase the number of usable communications channels within a single optical fiber. The purpose of OPERA(TM) is to increase capacity and improve voice and data quality of wireless systems. TheSE inventions arose from the Company's work and expertise in the optical device and communications fields.

The Company has prototypes of the HYPERFINE WDM technology which are being demonstrated to prospective strategic partners and investors. The Company began placing prototypes of its initial HYPERFINE WDM devices in field trials by potential customers in September 2001 and announced the initial order for a prototype unit in September 2002. The Company is deferring development of its OPERA(TM) wireless receiver device technology until adequaTE funding is obtained.

In order to develop prototypes, the Company has needed and will need significant additional capital until a profitable revenue stream is established. The Company has been working since September 2000 with an Investor Group which, through September 2002, has invested approximately $6 million in several private placements.

In October 2002, the Company negotiated another private placement with an affiliate of the Investor Group. Initially, the Company received $150,000 for 50,000 shares of its common stock. The Company also received $100,000 and issued warrants which permit the investor, in its sole discretion, to invest another $1,000,000 by December 15, 2002 and another $1,000,000 by January 14, 2003 and receive shares of common stock at a price of approximately $3 per share. If the investments are not made in the prescribed timeframes, then only the warrant amount of $100,000 will be converted into common stock at the $3 share price. Under the provisions of prior private placements, the current investment triggered a final adjustment to the purchase price in those prior private placements from $6.50 per share to $3.00 per share. This

                              ESSEX CORPORATION

adjustment resulted in the issuance in October 2002 of approximately 269,000 additional shares to the investors.

The development of these optoelectronic devices required a diversion of labor resources from revenue generation in 2001 and continues to do so in 2002. The Company may hire additional personnel to augment existing technical and sales staff. Since the Company is investing the new capital in such research, development and marketing, the financial statements reflect higher than normal expenses, which increases the Company's reported losses.

While the Company saw a significant increase in its third quarter 2002 revenues and expects similar revenues in the fourth quarter, the Company has been unable to maintain customer programs of sufficient volume and to expand such work to achieve an overall breakeven or better level of operations on such revenues. Work based on or related to the patented ImSyn(TM) Processor, other Essex optical hardware and signal processing and techniquES continues for the development of advanced SAR (synthetic aperture radar). These efforts generally fall under SBIR (U.S. Government Small Business Innovative Research) programs. Recent technical successes on these SBIR programs have resulted in invitations to submit proposals to program offices within the military departments. Theses proposals will continue the engineering development programs, and begin transition of the technology to field operators. These transition programs are expected to be higher in volume and of a longer term nature. The Company is working to reduce the overall deficit from operations and to improve its cash flows. Backlog and order issues will continue to be major concerns until substantial revenue improvements realized from customer funded SBIR development programs have been achieved.

The Company currently does not have sufficient resources to bring all of its telecommunications and optoelectronics processing devices to market. In order to maintain development and marketing spending levels, the Company will need additional funds. Accordingly, the Company will likely have to partner with or enter into licensing arrangements with major industry participants in order to successfully introduce its technology and products. There can be no assurance that the Company will be successful in entering into such agreements.

REVENUES

Revenues were $1,601,000 and $745,000 for the third quarters of 2002 and 2001, respectively. Revenues for the first thirty-nine week period of 2002 were $3,094,000, an increase of 64% from the $1,881,000 in revenues for the first thirty-nine week period of 2001. The increase in revenues was due to a $2.3 million new U.S. Government program for design of a next generation advanced optical processor (AOP) demonstration unit, including procurement of necessary materials and equipment. This initial program commenced in May 2002 and is scheduled to be completed by December 2002; however, the Company anticipates to continue the program at a significant level of effort. The Company also recorded $137,000 of revenue in the third quarter of 2002 from the collection of a final bill for additional costs on a government contract completed over five years ago.

As of September 29, 2002, the Company had funded backlog on programs  related to
services  and  applications  of   optoelectronics   and  signal   processing  of
approximately $1.5 million, down from $2.8 million at June 30, 2002.

                               ESSEX CORPORATION

INCOME (LOSS)

There was an operating loss of $178,000 and $982,000 in the third quarters of 2002 and 2001, respectively. There were operating losses of $1,833,000 and $2,758,000 in the first thirty-nine week periods of 2002 and 2001, respectively. Cost of goods sold and services provided (COGS) as a percentage of revenues (excluding revenue from the final bill) for the thirty-nine week period of 2002 was 57.9% compared to 50.5% in the comparable period in 2001. In the third quarter of 2002, COGS was 65.9% of revenues (excluding the final billing) compared to 51.3% in the same period of 2001. In 2001, the major component of COGS was direct labor and associated costs. In 2002, due to the new AOP program referenced above, there was a significant increase in the direct materials and equipment component of COGS. The Company receives a higher markup on direct labor than direct material and equipment costs.

Research and development (R&D) was approximately $1,227,000 in the first thirty-nine week period of 2002, down 36% from approximately $1,922,000 in the same period in 2001. Expenditures for the initial HYPERFINE WDM development in 2001 required significant outside vendor costs for materials and non-recurring engineering. Such costs have declined in 2002 and are also being managed against available funding. The majority of the R&D costs were incurred on efforts related to optical telecommunications technology. The Company has maintained its R&D spending since the September 2000 capital infusion and, subject to the availability of funds, expects to continue its R&D spending in the optical and telecommunications areas for the remainder of 2002.

The Company has increased selling, general and administrative expenses ("SG&A"), particularly in marketing for optoelectronics and telecommunications new device business areas. The Company has also incurred higher expenses related to the Company's efforts to raise additional financing in 2002. Overall, SG&A expenses remain high relative to the revenue volume as the Company seeks to commercialize its optoelectronic telecommunications products and services. The high SG&A expenses contributed to the operating losses in the first thirty-nine week periods of 2002 and 2001.

Overall, the year-to-date 2002 net loss declined primarily due to the decline in development expenses and the higher revenue volume covering a greater portion of fixed expenses.

CORPORATE MATTERS

The Company recognized a $750,000 charge in the first nine months of 2001 from the beneficial conversion feature of convertible preferred stock. As proceeds were received from the sale of preferred stock in 2001 and 2000, the Company recognized the pro rata beneficial conversion feature on the convertible preferred stock as a deemed dividend for purposes of computing net loss attributable to common stockholders and per share amounts. The total recorded was $750,000 in 2001 and $1,250,000 in 2000. This imputed amount had no effect on net loss (from operations) or cash flows.

Total interest expense was $14,000 in the first thirty-nine week period of 2002. In the same period in 2001, the Company netted $8,000 of interest income, primarily from the temporary investment of funds from the private placements.

                               ESSEX CORPORATION

The Company is in a NOL carryforward position. No provision or benefit from income taxes was recognized in the first half of 2002 or 2001.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:


                                     SELECTED FINANCIAL DATA ($ Thousands)
                                                      AS OF
                                 ---------------------------------------------

                                 September 29,   December 30,     September 30,
                                     2002            2001             2001
                                 ------------    ------------     ------------
                                  (unaudited)      (audited)       (unaudited)

Total Assets                     $      2,211    $      1,553     $      1,893
                                 ============    ============     ============

Working Capital (Deficit)        $       (300)   $        112     $        649
                                 ============    ============     ============

Current Ratio                          0.83:1          1.13:1           1.99:1
                                 ============    ============     ============

Advance from Accounts Receivable
  Financing
                                 $        322    $         --     $         --
Capital Leases                            121             191              227
                                 ------------    ------------     ------------
       Total Debt/Financing      $        443    $        191     $        227
                                 ============    ============     ============

Stockholders' Equity             $        390    $        645     $      1,146
                                 ============    ============     ============

The net cash provided by financing activities in 2002 and 2001 is primarily from the Company completing several private placements of equity securities to its Investor Group or their affiliates. The Company received $3,400,000 and $1,250,000 in fiscal 2001 and fiscal 2000, respectively and another $1,250,000 in the first nine months of 2002 from these private placements. The funds have been and are to be used primarily for the development, marketing and management of the optical telecommunications device technologies.

The net cash used in operating activities has resulted from the significant losses incurred by the Company in 2002 and 2001, primarily due to the expenditures for development and marketing of its optoelectronics products and services, particularly in the optical telecommunications device technologies field. The Company's working capital and ratio continue to decrease primarily due to these losses. The Company is addressing its working capital deficit through new investment (see below), increased revenues, cost reductions and extended payment terms from certain vendors.

The Company plans to continue R&D spending in 2002 in the optoelectronics operations to the extend funds are available. In order to maintain spending, the Company will need additional funds. The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies to major industry participants, to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources, including the Investor Group, to continue to finance development and to achieve initial market penetration. As part of this funding effort, in October 2002, the Company negotiated another private placement with an affiliate of its Investor Group. Initially, the Company received $150,000 for 50,000 shares of its common stock. The Company also received $100,000 and issued warrants

                               ESSEX CORPORATION

which permit the investor, in its sole discretion, to invest another $1,000,000 by December 15, 2002 and another $1,000,000 by January 14, 2003 and receive shares of common stock at a price of approximately $3 per share. Funds, if any, from additional investments will be used to support commercialization of the Company's HYPERFINE family of devices. If the investments are not made in the prescribed timeframes, then only the warrant amount of $100,000 will be converted into common stock at the $3 share price. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital would have a significant adverse effect on the Company's future operating results and financial position.

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under such agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $322,000 of funds advanced as of September 29, 2002. There were no funds advanced as of December 30, 2001.

The Company believes that it will be able to meet its remaining 2002 funding requirements and obligations from the aforementioned sources of revenue and capital, and if necessary, by cost reductions and extended vendor payment terms. However, there can be no assurances in this regard and the Company expects that it will need significant additional financing in the future.

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

ITEM 3.           CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                               ESSEX CORPORATION

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)      Exhibits

         Exhibit 99.1 -  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 -  Securities Purchase Agreement dated October 17, 2002 with Global Environment Strategic Technology Partners, L.P. and/or its affiliates

         Exhibit 99.3 -  Registration Rights Agreement dated October 17, 2002 with Global Environment Strategic Technology Partners, L.P. and/or its affiliates

         Exhibit 99.4 -  Common Stock Purchase Warrant No. 1 dated October 17,
                         2002 with Global Environment Strategic Technology Partners, L.P. and/or its affiliates

         Exhibit 99.5 -  Common Stock Purchase Warrant No. 2 dated October 17,
                         2002 with Global Environment Strategic Technology Partners, L.P. and/or its affiliates

(b)      Reports on Form 8-K

         None
                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)


Date:  November 6, 2002
                            /S/ JOSEPH R. KURRY, JR.
                        ------------------------------
                               Joseph R. Kurry, Jr.
                               Senior Vice President
                        Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)

                               ESSEX CORPORATION

                            SECTION 302 CERTIFICATION

I, Leonard E. Moodispaw, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Essex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated November 6, 2002                   /S/ LEONARD E. MOODISPAW
                                         -----------------------------------
                                         Leonard E. Moodispaw
                                         President and Chief Executive Officer

                               ESSEX CORPORATION

                            SECTION 302 CERTIFICATION

I, Joseph R. Kurry, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Essex Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated November 6, 2002                    /S/ JOSEPH R. KURRY, JR.
                                          -----------------------------------
                                          Joseph R. Kurry, Jr.
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer