Form 10QSB
period 2003-03-30
ESSEX CORPORATION
filed 2003-05-12
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

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

YES      X     NO
       -----      -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                   OUTSTANDING
                  CLASS                                          AT MAY 2, 2003
                  -----                                          --------------
Common Stock, no par value per share                                8,920,547

Transitional Small Business Disclosure Format (Check One);

YES          NO     X
    -----         -----

                               ESSEX CORPORATION
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments for a fair presentation of results for such period. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 29, 2002.

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                   March 30,      December 29,
                                                     2003             2002
                                                -------------    -------------
                                                 (unaudited)       (audited)
ASSETS

CURRENT ASSETS
     Cash                                       $     831,373    $   1,030,247
     Accounts receivable, net                       2,405,867          565,626
     Prepayments and other                            172,123          106,987
     Contract work in progress                        101,598               --
                                                -------------    -------------
                                                    3,510,961        1,702,860
                                                -------------    -------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                1,073,860          948,455
     Furniture, equipment and other                   304,697          219,112
                                                -------------    -------------
                                                    1,378,557        1,167,567
     Accumulated depreciation and amortization     (1,037,076)        (845,360)
                                                -------------    -------------
                                                      341,481          322,207
                                                -------------    -------------

OTHER ASSETS
     Goodwill                                       3,014,000               --
     Other intangibles, net                           385,023               --
     Patents, net                                     307,645          296,407
     Other                                             27,602           21,725
                                                -------------    -------------
                                                    3,734,270          318,132
                                                -------------    -------------

TOTAL ASSETS                                    $   7,586,712    $   2,343,199
------------                                    =============    =============


The accompanying notes are an integral part of these statements.

                                       3

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                      March 30,    December 29,
                                                        2003           2002
                                                    ------------   ------------

(unaudited) (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Advance from accounts receivable financing     $     35,904   $    169,432
     Accounts payable                                  1,294,115        659,977
     Accrued wages and vacation                          471,866        233,940
     Accrued retirement                                  118,474         65,000
     Billings in excess of costs                         229,000        135,000
     Other accrued expenses                              443,030        146,041
     Capital leases                                       35,885         71,261
                                                    ------------   ------------
                                                       2,628,274      1,480,651

LONG-TERM DEBT

     Convertible note payable                            500,000        500,000
     Note payable                                        100,000             --
     Capital leases, net of current portion                   --          4,390
                                                    ------------   ------------

     Total Liabilities                                 3,228,274      1,985,041
                                                    ------------   ------------

STOCKHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
       authorized; 8,911,971 and 7,790,398 shares
       issued and outstanding, respectively           16,776,881     12,706,520
     Additional paid-in capital                        2,000,000      2,000,000
     Prepaid warrant                                          --         50,000
     Accumulated deficit                             (14,418,443)   (14,398,362)
                                                    ------------   ------------
                                                       4,358,438        358,158
                                                    ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  7,586,712   $  2,343,199
                                                    ============   ============


The accompanying notes are an integral part of these statements.

                                       4

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 30, 2003 AND MARCH 31, 2002


                                                     2003             2002
                                                -------------    --------------

                                                 (unaudited)      (unaudited)

Revenues                                        $   3,001,334    $     763,276
Costs of goods sold and services provided          (2,042,211)        (388,739)
Research and development                             (131,946)        (568,734)
Selling, general and administrative expenses         (785,874)        (629,692)
Amortization of other intangible assets               (45,726)              --
                                                -------------    -------------

         Operating Loss                                (4,423)        (823,889)

Interest expense, net                                 (15,658)          (6,142)
                                                -------------    -------------

Loss Before Income Taxes                              (20,081)        (830,031)

Provision for income taxes                                 --               --
                                                -------------    -------------

Net Loss                                        $     (20,081)   $    (830,031)
                                                =============    =============

Weighted Average Number of Shares Outstanding       8,035,012        7,224,892
                                                =============    =============

Basic Loss Per Common Share                     $       (0.00)   $       (0.11)
                                                =============    =============

Diluted Loss Per Common Share                   $       (0.00)   $       (0.11)
                                                =============    =============


The accompanying notes are an integral part of these statements.

                                       5

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 30, 2003 AND MARCH 31, 2002

                                                                  2003         2002
                                                              -----------   -----------

                                                              (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                   $   (20,081)  $  (830,031)
   Adjustments to reconcile Net Loss to
     Net Cash Provided By (Used In) Operating Activities:
      Depreciation and amortization                                38,967        34,311
      Amortization of other intangible assets                      45,726            --
      Stock compensation expense                                       --        87,975

   Change in Assets and Liabilities:
      Accounts receivable                                        (572,694)       54,540
      Prepayments and other assets                                 38,055         9,976
      Contract work in progress                                   (36,598)           --
      Accounts payable                                            378,566        87,548
      Other liabilities                                           188,558      (104,435)
                                                              -----------   -----------

   Net Cash Provided By (Used In) Operating Activities
                                                                   60,499      (660,116)
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of SDL                                           (154,500)           --
    Purchases of property and equipment                           (32,286)       (6,130)
    Proceeds from sale of fixed assets                                707            --
                                                              -----------   -----------

    Net Cash Used In Investing Activities                        (186,079)       (6,130)
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                              --       500,003
    Proceeds of note payable                                      100,000            --
    Exercise of stock options                                          --        84,528
    Short-term borrowings/repayments, net                        (133,528)       75,632
    Payment of capital lease obligations                          (39,766)      (34,147)
                                                              -----------   -----------

    Net Cash (Used In) Provided By Financing Activities
                                                                  (73,294)      626,016
                                                              -----------   -----------

CASH AND CASH EQUIVALENTS
    Net decrease                                                 (198,874)      (40,230)
    Balance - beginning of period                               1,030,247       568,178
                                                              -----------   -----------
    Balance - end of period                                   $   831,373   $   527,948
                                                              ===========   ===========

The accompanying notes are an integral part of these statements.

                                       6

                                ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 1:  General

FISCAL YEAR AND PRESENTATION

These statements cover Essex Corporation and its wholly-owned subsidiary, Sensys Development Laboratories, Inc. (the "Company"). The Company is on a 52/53-week fiscal year ending the last Sunday in December. Years 2003 and 2002 are 52-week fiscal years. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

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

IMPORTANT BUSINESS RISK FACTORS

The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. The Company's revenues have been and continue to come from such programs. The Company is focusing and expanding in this business area. See Note 9 - Acquisition of Sensys Development Laboratories, Inc.

In recent years, the Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in telecommunications and optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HYPERFINE WDM (wavelength division multiplexing) devices and wireless optical processor enhanced receiver architecture. Since September 2000, the Company has received over $6 million in financing from its Private Investors or affiliates to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and market acceptance.

Primarily due to the expenditures for development and marketing of its optoelectronics products and services, particularly the optical telecommunications device technologies, the Company incurred significant losses in 2002 and 2001. To the extent funds are available, the Company plans to continue research and development spending in 2003 in the optoelectronics operations.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies with major industrial concerns to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources to continue to finance development and to achieve initial market penetration. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital could have a significant adverse effect on the Company's future operating results and future financial position.

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

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period and, in 2002, common shares issuable upon the required conversion of preferred stock. Diluted earnings per common share would incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants. Such incremental shares were anti dilutive for the periods presented.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under the agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were $36,000 of funds advanced as of March 30, 2003 and $169,000 of funds advanced as of December 29, 2002.

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

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

In connection with the issuance of Series B preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants expire in September 2005 and can be exercised at a nominal price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The Company has reserved 2 million shares of common stock in connection with the possible exercise of the related common stock warrants. As of March 30, 2003, these warrants were not exercisable.

In March 2002, the Company amended existing private placement agreements for its common stock with its Private Investors or their affiliates. The agreements were increased from $500,000 to $1.5 million, of which $250,000 was received in December 2001, $500,000 was received in the first quarter of 2002, $500,000 was received in second quarter of 2002 and $250,000 was received in the third quarter of 2002. Under the agreements, the Company issued 500,000 shares of common stock.

NOTE 5:  Stock-Based Compensation

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

SFAS No. 123 allows an entity to continue to use the intrinsic value method and management has elected to do so. However, entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied. Accordingly, net loss and loss per share would be as follows:

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION


                                                     March 30, 2003    March 31, 2002
                                                     --------------    --------------
        Net loss, as reported                         $    (20,081)     $   (830,031)

        Less:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards             191,744           410,725
                                                      -------------    --------------

        Pro forma loss attributable to common
        stockholders
                                                      $   (211,825)     $  1,240,756)
                                                      =============    ==============
        Loss per share:
            Basic-as reported                         $      (0.00)     $      (0.11)

            Basic-pro forma                           $      (0.03)     $      (0.17)

            Diluted-as reported                       $      (0.00)     $      (0.11)

            Diluted-pro forma                         $      (0.03)     $      (0.17)

NOTE 6:  Amortization of Other Intangible Assets

In connection with the March 1, 2003 acquisition of Sensys Development Laboratories, Inc. (See Note 9), there was $431,000 of value assigned primarily to contracts backlog. The overall amortization life is expected to be less than one year and $46,000 of amortization was recognized in March 2003.

NOTE 7:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No tax benefit will be recognized until taxable income is realized.

NOTE 8:  Statements of Cash Flows - Supplemental Disclosure

There were no new capital leases entered into in the first quarters of 2003 or 2002.

NOTE 9:  Acquisition of Sensys Development Laboratories, Inc.

As of March 1, 2003, the Company acquired 100% of the common stock of Sensys Development Laboratories, Inc. ("SDL"). The assigned value of the consideration and related expenses is approximately $4,405,000. Under the terms of the agreement, the Company will pay $309,000 in cash and issued approximately 683,000 shares of common stock. The agreement further provides that an additional number of shares up to 422,000 may be released from escrow on the first anniversary of closing based upon certain factors. The Company also issued approximately 195,000 non-qualified fully vested options for its common stock at below market exercise prices in exchange for SDL fully vested outstanding options. The value of the maximum stock consideration was based upon the 20 day weighted average market price of the Company's common stock in December 2002, the approximate date the deal terms were established.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

SDL provides both system and software engineering technical support to U.S. Government customers and prime contractors supporting government programs. SDL has an established workforce with specialized experience and credentials. For its most recent fiscal year ended September 30, 2002, SDL had revenues of over $3 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

            Current assets                           $    1,447,000
            Equipment and other                              33,000
            Goodwill                                      3,014,000
            Intangible assets                               431,000
                                                     --------------

              Total assets acquired                       4,925,000

            Current liabilities                            (520,000)
                                                     --------------

              Net assets acquired                    $    4,405,000
                                                     ==============

The intangible assets of $431,000 are primarily assigned to contract backlog which has an estimated overall amortization life of less than one year.

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of fiscal 2003.

                                    For The Quarter Ended March 30, 2003
                                          (in Thousands) (Unaudited)
                                    -------------------------------------

                                          As Reported       Pro Forma
                                         -------------    -------------

Revenues                                 $       3,001    $       4,266
                                         =============    =============

Net Income (Loss)                        $         (20)   $         242
                                         =============    =============

Earnings (Loss) Per Share:
     Basic                               $       (0.00)   $        0.03
                                         =============    =============

     Fully diluted                       $       (0.00)   $        0.03
                                         =============    =============


In  the  pro  forma   revenues  and  net  income  are  $420,000  and   $155,000,
respectively, from a product sale by SDL which is not expected to occur in future periods.

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

STATUS

The  Company's   business  is  focused  upon  applications  of  its  proprietary optoelectronics technology and products for commercial and U.S. Government customers and signal and image processing technology for U.S. Government customers.

The Company has experienced growth in its government business and has been actively pursuing growth strategies from internal efforts and external merger sources. In 2002, under a 5-year $25 million Indefinite Delivery Indefinite Quantity contract, the Company received an initial funding of $2.4 million to develop a next generation optoelectronic radar processor. This initial phase was substantially completed in 2002, and in January 2003 the Company received a $3.7 million follow-on award to complete the design and deliver a prototype processor before the end of 2003. The Company received a new subcontract in November 2002 to provide at least $3 million annually in telecommunications systems support in the area of modernization, project management, integration and engineering analysis. This work began in January 2003 and is part of the multi-year $30 million award to provide such services. The Company completed, effective March 1, 2003, the merger with Sensys Development Laboratories, Inc. (SDL), a Maryland-based provider of technical engineering and software support services. (See Note 9 in Notes to Interim Financial Information.) This merger adds over 25 highly skilled professionals to the Essex staff and an expected $4 million of annual revenue in 2003.

Since September 2000, the Company has closed on several equity private placement funding transactions with the Private Investors. Under the terms of the equity funding, the Company has received over $6.1 million and the Private Investors and their affiliates received approximately 3.2 million shares of common stock. The Private Investors were also issued warrants for an additional two million shares of common stock. The warrants can be exercised for a nominal price under certain terms and conditions. See Note 4 of Notes to Interim Financial Information for further details. The Company has also received proceeds of $600,000 from the private placement of outstanding convertible and other debt.

                               ESSEX CORPORATION

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

The Company has prototypes of the HYPERFINE WDM technology which are being demonstrated to prospective strategic partners and investors. The Company sold several prototypes of its initial HYPERFINE WDM devices to a customer in March 2003. The Company is developing simulations of its OPERA(TM) wireless receiver device technology and is undertaking to determine the various market entRY points for such device technology. The Company is also holding discussions with various established commercial entities that are in the wireless communications market in order to determine the best commercial applications of such technology.

The development of the commercial HYPERFINE WDM devices required a diversion of labor resources from revenue generation in 2002 and 2001. Because of the emphasis on development, the Company was unable in 2002 and 2001 to maintain customer programs of sufficient volume and to expand such work to consistently achieve an overall breakeven or better level of operations on such revenues.

In light  of the  continued  unfavorable  conditions  in the  telecommunications markets, the commercial market for the Company's optical technologies and products has been slow in developing. As a consequence, the Company has opted to significantly expand the government business base creating a Company which provides total solutions to customer problems. The expansion should reduce the net losses and permit the Company to move to breakeven and eventual profitable operations while still continuing commercial product development and marketing, although at a reduced level to the extent funds are available. The Company is also pursuing sales of its commercial HYPERFINE WDM and other optical technologies in the government marketplace.

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

                               ESSEX CORPORATION

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

REVENUES

Revenues were $3,001,000 and $763,000 for the first quarters of 2003 and 2002, respectively. Revenues in the first quarter of 2003 include $435,000 for one month of operations from recently acquired SDL. Excluding SDL, revenues in the first quarter of 2003 were $1,803,000 higher than the first quarter of 2002 due to several factors. The major factor was due to the increased activity on the U.S. Government Missile Defense Agency program for design of a next generation advanced optoelectronics radar processor (AOP) demonstration unit. This program had revenues of $1,320,000 in the first quarter of 2003 but had no revenues in the first quarter of 2002 as the Company did not begin this program until May 2002. The Company also had $589,000 of revenues on contracts in its Communications Services Division that was formed in late 2002. Additionally, the Company also sold $244,000 of commercial equipment, including the sale of three prototype HYPERFINE WDM demonstration units for $120,000 to a government customer. There were no such sales in the first quarter of 2002.

                               ESSEX CORPORATION

As of March 30, 2003, the Company had funded backlog of approximately $6.1 million, unfunded backlog of $48 million and total backlog of $54.1 million compared to total backlog of $55.8 million at December 29, 2002.

INCOME (LOSS)

There was a net loss of $20,000 and $830,000 in the first quarters of 2003 and 2002, respectively. There was a profit of $26,000 in the first quarter of 2003 before one month's amortization of other intangibles of $46,000 related to the SDL acquisition. These other intangibles will be substantially amortized within approximately one year. There was no comparable amortization cost in the same period in 2002. Cost of goods sold and services (COGS) provided as a percentage of revenues for the first quarter of 2003 was 68%, which was significantly higher than the 50.9% in 2002. In 2002, the major component of COGS was direct labor and associated costs. In 2003, due to the AOP program referenced above, there was a significant increase in the direct materials and equipment component of COGS. The Company receives a higher markup on direct labor than direct material and equipment costs. Overall, the higher volume in 2003 contributed a larger amount of gross profit, though at a lower gross profit percentage. The net loss also declined as a larger amount of fixed expenses were covered by the higher revenue volume.

Research and development (R&D) was lower between the quarterly periods, amounting to approximately $132,000 in 2003 and $569,000 in 2002. The majority of the R&D costs were incurred on efforts related to optical telecommunications technology. The Company expects, subject to the availability of funds, to continue its R&D spending in the optical and telecommunications areas in 2003.

The Company had higher selling, general and administrative expenses ("SG&A"), partially due to business development in the government contracts area as well as continuing costs in the optoelectronics and telecommunications new device business areas as the Company seeks to commercialize its optoelectronic telecommunications products and services. Overall, SG&A expenses have become proportionally lower relative to the higher 2003 revenue volume. High SG&A expenses contributed to the operating loss in the first quarter of 2002.

CORPORATE MATTERS

Total interest expense was $16,000 and $6,000 in the first quarters of 2003 and 2002, respectively.

The Company is in a net operating loss (NOL) carryforward position. No provision or benefit from income taxes was recognized in the first quarters of 2003 or 2002.

                               ESSEX CORPORATION


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                      SELECTED FINANCIAL DATA ($ Thousands)
                                                      AS OF
                                   ----------------------------------------

                                    March 30,    December 29,     March 31,
                                      2003           2002           2002
                                   ----------    ----------     ----------
                                   (unaudited)    (audited)     (unaudited)

Total Assets                       $    7,587    $    2,343     $    1,486
                                   ==========    ==========     ==========

Working Capital (Deficit)          $      883    $      222     $     (108)
                                   ==========    ==========     ==========

Current Ratio                          1.34:1        1.15:1         0.89:1
                                   ==========    ==========     ==========

Advance from Accounts Receivable
    Financing                      $       36    $      169     $       76
Capital Leases                             36            76            157
Convertible Debt                          500           500             --
Other Debt                                100            --             --
                                   ----------    ----------     ----------
          Total Debt/Financing     $      672    $      745     $      233
                                   ==========    ==========     ==========

Stockholders' Equity               $    4,358    $      358     $      488
                                   ==========    ==========     ==========


As a result of the acquisition of SDL for predominately common stock, the Company's working capital increased by approximately $618,000 after deducting the $309,000 of cash consideration (paid and payable). The consideration amount paid is shown as a cash outflow from investing activities in the consolidated statements of cash flows.

In 2003, net cash used in financing activities of $73,000 resulted from the periodic reduction in borrowings on accounts receivable and capital lease payments, partially offset by the private placement of $100,000 in debt to a member of its Private Investors. In 2002, the net cash provided by financing activities is primarily from the Company completing several private placements of equity or debt securities to its Private Investors or their affiliates. The Company received $2,000,000 and $3,000,000 in fiscal 2002 and fiscal 2001, respectively, including the $500,000 in the first quarter of 2002 from these private placements. The funds have been and are to be used primarily for the development of the optical telecommunications device technologies.

In 2003, net cash provided by operating activities of $60,000 was primarily due to non cash depreciation and amortization charges. The increase in accounts receivable was offset by the increase in accounts payable and other liabilities. In 2002, the net cash used in operating activities resulted from the losses incurred by the Company primarily due to the expenditures for development of its optoelectronics products and services. The Company plans to continue R&D

                               ESSEX CORPORATION

spending on optoelectronics in 2003 at a reduced level. The reduced R&D spending is intended to allow the Company to operate at an overall breakeven or better level. Such R&D would be financed with internally generated funds. In order to increase spending levels, the Company would need additional funds.

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

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under the agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $36,000 of funds advanced as of March 30, 2003 and $169,000 as of December 29, 2002.

The Company's management believes that it will be able to meet its remaining 2003 funding requirements and obligations from the aforementioned sources of revenue and capital, and if necessary, by cost reductions. However, there can be no assurances in this regard and we expect that the Company will need significant financing in the future if we pursue acquisitions or if increased product development is to occur.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)    Exhibits

       Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

       (1) The Company filed a Report on Form 8-K (Items 5 and Item 7 reported) on March 7, 2003 announcing the acquisition of Sensys Development Laboratories, Inc. (SDL)

       (2) The Company filed a Report on Form 8-K (Items 5 and 7 reported) on April 17, 2003, which report includes the historical financial statements of SDL and unaudited pro forma information presenting the effect of the acquisition as if it had been completed on December 31, 2001.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

Date:  May 12, 2003
                             /S/ JOSEPH R. KURRY, JR.
                            -------------------------
                              Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

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


Dated May 12, 2003                       /S/ LEONARD E. MOODISPAW
                                         -----------------------------------
                                         Leonard E. Moodispaw
                                         President and Chief Executive Officer

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


Dated May 12, 2003                        /S/ JOSEPH R. KURRY, JR.
                                          -----------------------------------
                                          Joseph R. Kurry, Jr.
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer