Form 10KSB/A
period 2002-12-29
ESSEX CORPORATION
filed 2003-07-17
CIK 355199

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-KSB/A No. 1 appears on page 44.

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

     Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. A complete description of Essex's patents and patent applications is contained in this Annual Report on Form 10-KSB/A No. 1.

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

RESEARCH AND DEVELOPMENT

     The Company has expended significant amounts for research and development for new products. In accordance with generally accepted accounting principles, the Company expenses and does not capitalize and add to inventory such expenditures. When product design and prototypes are finalized and product marketability and viability have been established, expenditures for inventory are treated accordingly. There is a judgmental aspect to this decision which could result in the over expensing in some cases or the early capitalization in other cases of such expenditures.

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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - None


13.  EXHIBITS AND REPORTS ON FORM 8-K (a) (1) Financial Statements
               Report of Independent Auditors                                                    49
               Balance Sheet                                                                     50
               Statements of Operations                                                          51
               Statements of Changes in Stockholders' Equity                                     52
               Statements of Cash Flows                                                          53
               Notes to Financial Statements                                                54 - 64
          (2)  Exhibits
               (i) None.
               (ii)  Exhibit 3(i) - Articles of  Incorporation                                    A
                     Exhibit 3(i) - Articles of Amendment                                         B
                     Exhibit 3(ii) -By-Laws,  as amended                                          C
               (iii) Exhibit 4 - Instruments defining the Rights of Holders
                     4.3     Specimen of Common Stock Certificate                                 D
               (iv)  Exhibit 10 - Material Contracts
                     10.3    Restricted Stock Bonus Plan                                          D
                     10.4    Option and Stock Appreciation Rights Plan                            D
                     10.6    Pension Plan and Trust Agreement                                     D
                     10.7    Defined Contribution Retirement Plan                                 D
                     10.8    Incentive Performance Award Plan                                     D
                     10.11   Option Agreement between the Company and Rumsey                      D
                             Associates Limited Partnership
                     10.13   Registration Rights Agreement                                        D
                     10.15   1996 Stock Option and Appreciation Rights Plan                       E
                     10.22   1998 Stock Option and Appreciation Rights Plan                       F
                     10.23   1999 Stock Option and Appreciation Rights Plan                       G
                     10.24   2000 Stock Option and Appreciation Rights Plan                       H
                     10.25   Flex Lease Agreement Between PHL-OPCO, LP, as Landlord and           I
                             Essex Corporation, As Tenant, Rivers 95 Columbia, MD
                     10.26   2001 Stock Option and Appreciation Rights Plan                       J
                     10.27   2002 Stock Option and Appreciation Rights Plan                       K
               (v)   Exhibit 23 - Consent of Experts and Counsel
                     23.1    Consent of Independent Auditors                                     65
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

14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB/A No. 1, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)


                          By: /S/ LEONARD E. MOODISPAW
                  --------------------------------------------
                              Leonard E. Moodispaw
                     President and Chief Executive Officer;
                           Principal Executive Officer
                                 July 17, 2003


                          By: /S/ JOSEPH R. KURRY, JR.
                  --------------------------------------------
                              Joseph R. Kurry, Jr.
          Senior Vice President, Treasurer and Chief Financial Officer;
                   Principal Financial and Accounting Officer
                                 July 17, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          /S/ JOHN G. HANNON                        /S/ MARIE S. MINTON
       ------------------------                  -------------------------
       John G. Hannon, Director                  Marie S. Minton, Director
            July 17, 2003                            July 17, 2003


          /S/ ROBERT W. HICKS                      /S/ ARTHUR L. MONEY
       -------------------------                 ------------------------
       Robert W. Hicks, Director                 Arthur L Money, Director
            July 17, 2003                            July 17, 2003


           /S/ RAY M. KEELER                       /S/ LEONARD E. MOODISPAW
        -----------------------                ------------------------------
        Ray M. Keeler, Director                Leonard E. Moodispaw, Director
            July 17, 2003                            July 17, 2003


                                                   /S/ TERRY M. TURPIN
     ----------------------------                -------------------------
     H. Jeffrey Leonard, Director                Terry M. Turpin, Director
            July 17, 2003                            July 17, 2003


         /S/ FRANK E. MANNING
      --------------------------
      Frank E. Manning, Director
            July 17, 2003

                                 CERTIFICATIONS

I, Leonard E. Moodispaw, certify that:

1.   I have  reviewed  this  annual  report  on Form  10-KSB/A  No.  1 of  Essex
     Corporation;

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


Dated July 17, 2003                    /S/ LEONARD E. MOODISPAW
                                        -------------------------------------
                                                 Leonard E. Moodispaw
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

I, Joseph R. Kurry, Jr., certify that:

1.   I have  reviewed  this  annual  report  on Form  10-KSB/A  No.  1 of  Essex
     Corporation;

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

Dated July 17, 2003                       /S/ JOSEPH R. KURRY, JR.
                                          ------------------------------------
                                               Joseph R. Kurry, Jr.
                                          Senior Vice President, Treasurer and
                                                Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Essex Corporation
Columbia, Maryland

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




                                                          /s/ Stegman & Company

                                                          Stegman & Company



Baltimore, Maryland
February 21, 2003, except as to Note 12
  which is dated March 1, 2003

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

10.  STOCK OPTION AND STOCK BONUS PLANS; OTHER STOCK OPTIONS

     The Company has several stock option plans with similar terms and conditions. The plans reserve 1,754,318 shares of the Company's unissued shares for option and stock appreciation rights ("SAR") grants. The plans expire through 2012. Options, which may be tax qualified ("ISOs") and non-qualified ("NSOs"), are exercisable for a period of up to 10 years at prices at or above market price as established on the date of grant. Under the plans, the Company will accept shares of its stock that were previously owned for at least 6 months by the option holder as payment for options being exercised. In such a transaction, the Company retires the stock tendered and issues the new shares at the same overall consideration. There is no change on

                                ESSEX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
       FOR THE FISCAL YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

     the capital accounts but there is a net increase in the shares outstanding. In other transactions, the option holder may use a broker to sell a portion of the option shares in the open market to provide the option exercise proceeds. In this case, the option holder is the owner of the option shares being sold and the broker/option holder bear the risk of the open market sale. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares to which the rights were awarded. A total of 199,250 ISO or NSO options were granted under the plans in 2002. No SARs were granted under the plans in 2002 or are outstanding.

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

     In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company has imputed and recorded in 2000 and 2001 a deemed dividend of $2,000,000 on its Series B Preferred Stock equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). Such imputed dividends have no impact on net loss from operations or cash flows but have to be considered when calculating loss per share attributable to common stockholders.

12.   SUBSEQUENT EVENT

     As of March 1, 2003, the Company acquired 100% of the common stock of Sensys Development Laboratories, Inc. ("SDL"). The assigned value of the consideration and related expenses is approximately $4,405,000. Under the terms of the agreement, the Company will pay $309,000 in cash and issue approximately 683,000 shares of common stock. The agreement further provides that an additional number of shares up to 422,000 may be released from escrow on the first anniversary of closing based upon certain factors. The Company also issued approximately 195,000 non-qualified fully vested options for its common stock at below market exercise prices in exchange for SDL fully vested outstanding options. In accordance with Emerging Issues Task Force 99-12, Determination of the Measurement Date for the
     Market  Price  of  Acquirer   Securities  Issued  in  a  Purchase  Business
     Combination, the value of the stock consideration was based upon the weighted average market price of the Company's common stock a few days before and after February 28, 2003, the date the deal terms were agreed to and announced.

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

                         CONSENT OF INDEPENDENT AUDITORS

     We hereby consent to the incorporation of our report dated February 21, 2003, except as to Note 12 which is dated March 1, 2003, included in this Form 10-KSB/A No. 1, into Essex Corporation's previously filed Registration Statements on Form S-8, File No. 33-47900, File No.33-336770, File No. 333-57122 and File No. 333-65466; and on Form S-3, File No. 333-61200 and File No. 333-104819.

                                                       Stegman & Company

                                                       /s/ Stegman & Company

Baltimore, Maryland
July 17, 2003