Form 10QSB
period 2003-06-29
ESSEX CORPORATION
filed 2003-08-08
CIK 355199

ESSEX CORPORATION

                                   FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

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

YES           X     NO
           -----               -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                OUTSTANDING
                  CLASS                                       AT AUGUST 8, 2003
                  -----                                       -----------------
Common Stock, no par value per share                              8,932,542

Transitional Small Business Disclosure Format (Check One);

YES                 NO           X
           -----               -----

                               ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX


o        CONSOLIDATED BALANCE SHEETS


o        CONSOLIDATED STATEMENTS OF OPERATIONS


o        CONSOLIDATED STATEMENTS OF CASH FLOWS


o        NOTES TO INTERIM FINANCIAL INFORMATION

                              ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                    June 29,      December 29,
                                                      2003            2002
                                                 -------------    -------------
ASSETS

CURRENT ASSETS
     Cash                                        $     552,913    $   1,030,247
     Accounts receivable, net                        3,024,062          565,626
     Prepayments and other                             197,793          106,987
     Contract work in progress                         175,795               --
                                                 -------------    -------------
     Total Current Assets                            3,950,563        1,702,860
                                                 -------------    -------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                 1,049,155          948,455
     Furniture, equipment and other                    356,647          219,112
                                                 -------------    -------------
                                                     1,405,802        1,167,567
     Accumulated depreciation and amortization      (1,082,165)        (845,360)
                                                 -------------    -------------
                                                       323,637          322,207
                                                 -------------    -------------

OTHER ASSETS
     Goodwill                                        3,019,000               --
     Patents, net                                      333,639          296,407
     Other intangibles, net                            256,732               --
     Other                                              27,441           21,725
                                                 -------------    -------------
                                                     3,636,812          318,132
                                                 -------------    -------------

TOTAL ASSETS                                     $   7,911,012    $   2,343,199
------------                                     =============    =============


The accompanying notes are an integral part of these statements.

                              ESSEX CORPORATION

                         CONSOLIDATED BALANCE SHEETS


                                                        June 29,        December 29,
                                                          2003              2002
                                                      -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Advance from accounts receivable financing       $     471,661    $     169,432
     Accounts payable                                       654,749          659,977
     Accrued wages and vacation                             926,237          233,940
     Accrued retirement plan contribution payable           218,821           65,000
     Billings in excess of costs                            173,000          135,000
     Other accrued expenses                                 365,163          146,041
     Capital leases                                          17,561           71,261
                                                      -------------    -------------
     Total Current Liabilities                            2,827,192        1,480,651

LONG-TERM DEBT

     Convertible note payable                               500,000          500,000
     Note payable                                           100,000               --
     Capital leases, net of current portion                      --            4,390
                                                      -------------    -------------

     Total Liabilities                                    3,427,192        1,985,041
                                                      -------------    -------------

STOCKHOLDERS' EQUITY
     Common stock,  no par value;  25 million
        shares  authorized;  8,931,547 and
        7,790,398 shares issued and outstanding,
        respectively                                     16,827,690       12,706,520
     Additional paid-in capital                           2,000,000        2,000,000
     Prepaid warrant                                             --           50,000
     Accumulated deficit                                (14,343,870)     (14,398,362)
                                                      -------------    -------------
                                                          4,483,820          358,158
                                                      -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      $   7,911,012    $   2,343,199
                                                      =============    =============


The accompanying notes are an integral part of these statements.

                              ESSEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 29, 2003 AND JUNE 30, 2002


                                                      2003               2002
                                                -------------     --------------


Revenues                                        $   7,149,941     $   1,492,709
Costs of goods sold and services provided          (4,661,942)         (747,772)
                                                -------------     -------------
         Gross Margin                               2,487,999           744,937

Selling, general and administrative expenses       (1,990,251)       (1,434,046)
Research and development                             (226,040)         (966,233)
Amortization of other intangible assets              (174,017)               --
                                                -------------     -------------

         Operating Income (Loss)                       97,691        (1,655,342)

Interest expense, net                                 (43,199)          (10,019)
                                                -------------     -------------

Income (Loss) Before Income Taxes                      54,492        (1,665,361)

Provision for income taxes                                 --                --
                                                -------------     -------------

Net Income (Loss)                               $      54,492     $  (1,665,361)
                                                =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES

Basic                                               8,437,723         7,289,120

Effect of dilution -
         Stock options                              1,128,075                --
                                                -------------     -------------

Diluted                                             9,565,798         7,289,120
                                                =============     =============

Basic Earnings (Loss) Per Common Share          $        0.01     $      (0.23)
                                                =============     =============

Diluted Earnings (Loss) Per Common Share        $        0.01     $      (0.23)
                                                =============     =============


The accompanying notes are an integral part of these statements.

                              ESSEX CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                      ENDED JUNE 29, 2003 AND JUNE 30, 2002


                                                  2003                  2002
                                                -------------     -------------

Revenues                                        $   4,148,607     $     729,433
Costs of goods sold and services provided          (2,619,731)         (359,033)
                                                -------------     -------------
         Gross Margin                               1,528,876           370,400

Selling, general and administrative expenses       (1,204,377)         (733,669)
Research and development                              (94,094)         (468,184)
Amortization of other intangible assets              (128,291)               --
                                                -------------     -------------

         Operating Income (Loss)                      102,114          (831,453)

Interest expense, net                                 (27,541)           (3,877)
                                                -------------     -------------

Income (Loss) Before Income Taxes                      74,573          (835,330)

Provision for income taxes                                 --                --
                                                -------------     -------------

Net Income (Loss)                               $      74,573     $    (835,330)
                                                =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES

Basic                                               8,919,916         7,353,348

Effect of dilution -
         Stock options                              1,128,075                --
                                                -------------     -------------

Diluted                                            10,047,991         7,353,348
                                                =============     =============

Basic Earnings (Loss) Per Common Share          $        0.01     $       (0.12)
                                                =============     =============

Diluted Earnings (Loss) Per Common Share        $        0.01     $       (0.12)
                                                =============     =============


The accompanying notes are an integral part of these statements.

                              ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS
                      ENDED JUNE 29, 2003 AND JUNE 30, 2002

                                                           2003            2002
                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                   $     54,492    $ (1,665,361)
   Adjustments to reconcile Net Income (Loss) to
     Net Cash Used In Operating Activities:
      Depreciation and amortization                          84,299          73,258
      Amortization of other intangible assets               174,017              --
      Stock compensation expense                              2,000         246,325
      Loss (gain) on disposition of fixed assets                564             (91)

   Change in Assets and Liabilities:
      Accounts receivable                                (1,190,889)        109,214
      Prepayments and other assets                          (13,448)          2,260
      Contract work in progress                            (110,795)             --
      Accounts payable                                     (106,300)         47,533
      Accrued wages, vacation and retirement                593,728         (18,107)
      Other liabilities                                      10,681         (40,098)
                                                       ------------    ------------

   Net Cash Used In Operating Activities                   (501,651)     (1,245,067)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of SDL                                     (309,000)             --
    Purchases of property and equipment                     (60,338)         (7,432)
    Proceeds from sale of fixed assets                          707              91
                                                       ------------    ------------

    Net Cash Used In Investing Activities                  (368,631)         (7,341)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                        --       1,000,003
    Proceeds of note payable                                100,000              --
    Exercise of stock options                                48,809          93,528
    Short-term borrowings/repayments, net                   302,229          36,280
    Payment of capital lease obligations                    (58,090)        (83,406)
                                                       ------------    ------------

    Net Cash Provided By Financing Activities               392,948       1,046,405
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS
    Net decrease                                           (477,334)       (206,003)
    Balance - beginning of period                         1,030,247         568,178
                                                       ------------    ------------
    Balance - end of period                            $    552,913    $    362,175
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

The information furnished in the accompanying Unaudited Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments considered necessary for a fair presentation of such information. The operating results for the thirteen and twenty-six week periods ended June 29, 2003 may not be indicative of the results of operations for the year ending December 28, 2003, or any future period. This financial information should be read in conjunction with the Company's 2002 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB/A No. 1 filed with the Securities and Exchange Commission.

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

IMPORTANT BUSINESS RISK FACTORS

The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense. The Company's revenues have been and continue to come from such programs. The Company is focusing on and expanding in this business area. See Note 9 - Acquisition of Sensys Development Laboratories, Inc.

In recent years, the Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in telecommunications and optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: Fiberoptic HYPERFINE WDM (wavelength division multiplexing) devices and wireless optical processor enhanced receiver architecture. The Company received a Notice of Allowance for the first HYPERFINE WDM patent in June 2003. Since September 2000,

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

the Company has received over $6 million in financing from its Private Investors or affiliates to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and market acceptance.

Primarily due to the expenditures for development and marketing of its optoelectronics products and services, particularly the optical telecommunications device technologies, the Company incurred significant losses in 2002 and 2001. To the extent funds are available, the Company plans to continue research and development spending in 2003 in the optoelectronics operations.

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies with major industrial concerns to facilitate these goals. The Company will also seek additional funds under appropriate terms from private sources to continue to finance development and to achieve initial market penetration. Significant delays in the commercialization of the Company's optoelectronic products, failure to market such products or failure to raise substantial additional working capital for such commercial products could have a significant adverse effect on the Company's future operating results and future financial position.

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

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period and, in 2002, common shares issuable upon the required conversion of preferred stock. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants. Such incremental shares were anti dilutive for the 2002 periods presented.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under the agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were $472,000 of funds advanced as of June 29, 2003 and $169,000 of funds advanced as of December 29, 2002.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 4:  Common Stock; Warrants; Preferred Stock

The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B which were issued to Private Investors for $2,000,000. The 500,000 Series B shares were converted as required into 2,000,000 shares of common stock in September 2002. No Series A or Series B preferred shares are currently outstanding.

In connection with the issuance of Series B preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants expire in September 2005 and can be exercised at a nominal price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement of $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The Company has reserved 2 million shares of common stock in connection with the possible exercise of the related common stock warrants. As of June 29, 2003, these warrants were not exercisable.

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

NOTE 5:  Stock-Based Compensation

The Company accounts for stock options granted to employees and directors using the intrinsic value based method of accounting. Under this method, the Company does not recognize compensation expenses for the stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. If the Company had used the fair value based method of accounting, net earnings and earnings per share would have been reduced to the pro forma amounts listed in the table below. The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. For purposes of the pro forma disclosures, the assumed compensation expense is amortized over the option's vesting periods. The pro forma information is consistent with assumptions used in the year end calculations. Accordingly, net income (loss) and earnings (loss) per share would be as follows:

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

                                                                   June 29, 2003     June 30, 2002
                                                                   -------------     -------------

        Net income (loss), as reported                             $      54,492     $  (1,665,361)

        Less:  Total stock-based employee compensation
        expense determined under fair value based method for
        all awards                                                       392,570           410,725
                                                                   -------------     -------------

        Pro forma loss attributable to common stockholders
                                                                   $ (338,078)       $  (2,076,086)
                                                                   =============     =============

        Loss per share:
            Basic-as reported                                      $     0.01        $       (0.23)

            Basic-pro forma                                        $    (0.04)       $       (0.28)

            Diluted-as reported                                    $     0.01        $       (0.23)

            Diluted-pro forma                                      $    (0.04)       $       (0.28)

NOTE 6:  Amortization of Other Intangible Assets

In connection with the March 1, 2003 acquisition of Sensys Development Laboratories, Inc. (See Note 9), there was $431,000 of value assigned primarily to contracts backlog. The overall amortization life is expected to be less than one year and $46,000 of amortization was recognized in March 2003 and $128,000 in the quarter ended June 29, 2003.

NOTE 7:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                                  2003                                         2002
                                -----------------------------------------    -----------------------------------------

                                  Second Quarter                              Second Quarter
                                                         Year-To-Date                                 Year-To-Date
                                -------------------    ------------------    ------------------    -------------------
Federal taxes at  statutory
rates                             $      25,000          $      18,000         $    (284,000)        $    (566,000)

State income taxes, net    of
federal benefit                           4,000                  3,000               (43,000)              (87,000)

Change in valuation
allowance                               (29,000)               (21,000)              327,000               653,000
                                -------------------    ------------------    ------------------    -------------------

Provision for income
taxes                             $          --          $          --         $          --         $          --
                                ===================    ==================    ==================    ===================


                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

NOTE 8:  Statements of Cash Flows - Supplemental Disclosure

There were no new capital leases entered into in the first quarters of 2003 or 2002.

NOTE 9:  Acquisition of Sensys Development Laboratories, Inc.

As of March 1, 2003, the Company acquired 100% of the common stock of Sensys Development Laboratories, Inc. ("SDL"). The assigned value of the consideration and related expenses was approximately $4,405,000. Under the terms of the agreement, the Company paid $309,000 in cash and issued approximately 683,000 shares of common stock. The agreement further provides that an additional number of shares up to 422,000 may be released from escrow on the first anniversary of closing based upon certain factors. The Company also issued approximately 195,000 non-qualified fully vested options for its common stock at below market exercise prices in exchange for SDL fully vested outstanding options. In accordance with Emerging Issues Task Force 99-12, Determination of the
Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the value of the stock consideration was based upon the weighted average market price of the Company's common stock a few days before and after February 28, 2003, the date the deal terms were agreed to and announced.

SDL provides both system and software engineering technical support to U.S. Government customers and prime contractors supporting government programs. SDL has an established workforce with specialized experience and credentials. For its most recent fiscal year ended September 30, 2002, SDL had revenues of over $3 million.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                  Current assets                  $    1,447,000
                  Equipment and other                     33,000
                  Goodwill                             3,019,000
                  Intangible assets                      431,000
                                                  --------------

                    Total assets acquired              4,930,000

                  Current liabilities                   (525,000)
                                                  --------------

                    Net assets acquired           $    4,405,000
                                                  ==============

The intangible assets of $431,000 are primarily assigned to contract backlog which has an estimated overall amortization life of less than one year.

                               ESSEX CORPORATION

                     NOTES TO INTERIM FINANCIAL INFORMATION

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of fiscal 2003.

                                      For The Six Months Ended June 29, 2003
                                              (in Thousands) (Unaudited)
                                   ------------------------------------------

                                       As Reported             Pro Forma
                                   ------------------     ------------------

Revenues                              $     7,150,000        $     8,415,000
                                   ==================     ==================

Net Income                            $        54,000        $       316,000
                                   ==================     ==================


WEIGHTED AVERAGE NUMBER OF SHARES
Basic                                       8,437,723              8,914,090

Effect of Dilution -
         Stock Options                      1,128,075              1,128,075
                                   ------------------     ------------------

Diluted                                     9,565,798             10,042,165
                                   ==================     ==================

Earnings Per Share:
     Basic                            $          0.01        $          0.04
                                   ==================     ==================

     Fully diluted                    $          0.01        $          0.03
                                   ==================     ==================

Included in the pro forma revenues and net income are $420,000 and $155,000, respectively, from a product sale by SDL which is not expected to occur in future periods.

NOTE 10: Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. As further discussed within Note 5, the Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

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

The Company has experienced growth in its government business and has been actively pursuing growth strategies from internal efforts and external merger sources. These efforts have resulted in profitable operations for the first half of 2003. In 2002, under a 5-year $25 million Indefinite Delivery Indefinite Quantity contract, the Company received an initial funding of $2.4 million to develop a next generation optoelectronic radar processor. This initial phase was substantially completed in 2002, and in January 2003 the Company received a $3.7 million follow-on award to complete the design and deliver a prototype processor before the end of 2003. The Company received a new subcontract in November 2002 to provide at least $3 million annually in telecommunications systems support in the area of modernization, project management, integration and engineering analysis. This work began in January 2003 and is part of the multi-year $30 million award to provide such services. The Company completed, effective March 1, 2003, the merger with Sensys Development Laboratories, Inc. (SDL), a Maryland-based provider of technical engineering and software support services. (See Note 9 in Notes to Interim Financial Information.) This merger added over 25 highly skilled professionals to the Essex staff and an expected $4 million of annual revenue in 2003.

Since September 2000, the Company has closed on several equity private placement funding transactions with the Private Investors. Under the terms of the equity funding, the Company has received over $6.1 million and the Private Investors and their affiliates received approximately 3.2 million shares of common stock. The Private Investors were also issued warrants for an additional two million shares of common stock. The warrants can be exercised for a nominal price under certain conditions. See Note 4 of Notes to Interim Financial Information for further details. The Company has also received proceeds of $600,000 from the private placement of outstanding convertible and other debt.

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

The Company has prototypes of the HYPERFINE WDM technology which are being demonstrated to prospective strategic partners and investors. In the first half of 2003, the Company has sold several prototypes of its initial HYPERFINE WDM devices. The Company is also developing applications for using HYPERFINE WDM to achieve privacy in an all optical network. The Company is developing simulations of its OPERA(TM) wireless receiver device technology and is undertaking to determine the various market entry points fOR such device technology. The Company is also holding discussions with various established commercial entities that are in the wireless communications market in order to determine the best commercial applications of such technology.

The development of the commercial HYPERFINE WDM devices required a diversion of labor resources from revenue generation in 2002 and 2001. Because of the emphasis on development, the Company was unable in 2002 and 2001 to maintain customer programs of sufficient volume and to expand such work to consistently achieve an overall breakeven or better level of operations on such revenues.

In light of the continued unfavorable conditions in the telecommunications markets, the commercial market for the Company's optical technologies and products has been slow in developing. As a consequence, the Company has opted to significantly expand the government business base creating a Company which provides total solutions to customer problems. The expansion has enabled the Company to record a small profit for the first half of fiscal 2003 while continuing commercial product development and marketing, although at reduced levels to the extent funds are available. The Company is also pursuing sales of its commercial HYPERFINE WDM and other optical technologies in the government marketplace. The Company plans to continue to expand its government programs while pursuing research and development (R&D) and marketing activities in the commercial products area to the extent funds are available. See "FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company re-evaluates its estimates, including those related to revenue recognition, R&D, inventories, intangible assets, income taxes and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

                                ESSEX CORPORATION

REVENUE RECOGNITION

For U.S. Government customers, the Company provides services and products under a variety of contract types, namely cost plus fixed fee (CPFF), fixed price (FP) and time & material (T&M). The Company recognizes revenue on CPFF contracts to the extent costs are incurred plus a proportionate amount of fee earned. The Company must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the contract and still deliver the scope of work proposed. Even though CPFF contracts generally do not require that the Company expend costs in excess of the contract value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, the Company must determine that the indirect costs are properly accounted for and allocated in accordance with government cost accounting requirements. On FP level-of-effort service contracts, the Company must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the contract and the required hours will be delivered. On FP product orders, revenue is not recorded until the Company determines that the goods have been delivered and accepted by the customer. On T&M contracts, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. This is generally the most straightforward revenue computation. The Company uses historical technical performance experience where applicable to evaluate progress on FP and CPFF jobs. The Company uses historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of its indirect costs on CPFF contracts.

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

REVENUES

Revenues were $7,150,000 and $1,493,000 in the first halves of fiscal 2003 and 2002, respectively. Revenues were $4,149,000 and $729,000 for the second quarters of fiscal 2003 and 2002, respectively. Revenues in the first half of 2003 include $1,886,000 for four months of operations from recently acquired SDL. Excluding SDL, revenues in the first half of 2003 were $5,264,000 or $3,771,000 higher than the first half of 2002 due to several factors. A major factor was the increased activity on the U.S. Government Missile Defense Agency program for design of a next generation advanced optoelectronics radar processor
(AOP) demonstration unit. This program had revenues of $2,172,000 in the first half of 2003 compared to revenues of $162,000 in the first half of 2002 as the Company did not begin this program until May 2002. The Company also had $1,545,000 of revenues on contracts in its Communications Services Division which was formed in late 2002. Additionally, the Company sold $723,000 of commercial equipment, including the sale of five prototype HYPERFINE WDM demonstration units for $210,000 to several government and intermediate customers. There were no such sales in 2002.

                                ESSEX CORPORATION

As of June 29, 2003, the Company had funded backlog of approximately $5.9 million, unfunded backlog of $47.9 million and total backlog of $53.8 million compared to total backlog of $55.8 million at December 29, 2002.

EXPENSES AND NET INCOME (LOSS)

The Company recorded net income of $74,000 and a net loss $835,000 in the second quarters of 2003 and 2002, respectively. Net income was $54,000 and net loss was $1,665,000 in the first half periods of 2003 and 2002, respectively. During the first half of fiscal 2003 amortization of other intangibles was $174,000, all of which was related to the SDL acquisition. The remaining balance of $257,000 of other intangibles will be substantially amortized within approximately one year. There was no comparable amortization cost in the same period in 2002. Cost of goods sold and services (COGS) provided as a percentage of revenues for the first half of 2003 was 65%, which was significantly higher than the 50% in 2002. In 2002, the major component of COGS was direct labor and associated costs. In 2003, due to the AOP program referenced above, there was a significant increase in the direct materials and equipment component of COGS. The Company receives a higher markup on direct labor than direct material and equipment costs. Overall, the higher volume in 2003 contributed a larger amount of gross profit, though at a lower gross profit percentage. The net income improved as a larger amount of fixed expenses were covered by the higher revenue volume.

Research and development (R&D) declined between the first half periods, amounting to approximately $226,000 in 2003 compared to $966,000 in 2002. The majority of the R&D costs were incurred on efforts related to optical telecommunications technology. The Company expects, subject to the availability of funds, to continue its R&D spending in the optical and telecommunications areas during the remainder of 2003.

During the first half of 2003, the Company had higher selling, general and administrative expenses ("SG&A"), partially due to increased business development and higher management costs in the government contracts area as well as continuing costs in the optoelectronics and telecommunications new device business areas as the Company seeks to commercialize its optoelectronic telecommunications products and services. Overall, SG&A expenses have become proportionally lower relative to the higher 2003 revenue volume. High SG&A expenses contributed to the operating loss in the first half of 2002.

CORPORATE MATTERS

Total interest expense was $43,000 and $10,000 in the first half periods of 2003 and 2002, respectively. The Company has increased its borrowing to finance the growth in its business as reflected in the higher accounts receivable balance.

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. No provision from income taxes was recognized in the first half of 2003 due to the NOL.

                                ESSEX CORPORATION

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                                    ===========================================
                                                        SELECTED FINANCIAL DATA ($ Thousands)
                                                                        AS OF
                                                    -------------------------------------------

                                                       June 29,     December 29,     June 30,
                                                         2003           2002           2002
                                                    -------------   ------------   ------------


Total Assets                                        $      7,911    $      2,343   $      1,302
                                                    ============    ============   ============

Working Capital (Deficit)                           $      1,123    $        222   $       (323)
                                                    ============    ============   ============

Current Ratio                                             1.40:1          1.15:1         0.67:1
                                                    ============    ============   ============

Advance from Accounts Receivable Financing          $        472    $        169   $         36
Capital Leases                                                18              76            170
Convertible Debt                                             500             500             --
Other Debt                                                   100              --             --
                                                    ------------    ------------   ------------
         Total Debt/Financing                       $      1,090    $        745   $        206
                                                    ============    ============   ============

Stockholders' Equity                                $      4,484    $        358   $        320
                                                    ============    ============   ============

As a result of the acquisition of SDL for predominately common stock, the Company's working capital increased by approximately $613,000 after deducting the $309,000 of cash consideration paid. The consideration amount paid is shown as a cash outflow from investing activities in the consolidated statements of cash flows.

In 2003, net cash provided by financing activities of $393,000 resulted from the increased borrowings on accounts receivable and the private placement of
$100,000 in debt to a member of its Private Investors. In 2002, the net cash provided by financing activities is primarily from the Company completing several private placements of equity or debt securities to its Private Investors or their affiliates. The Company received $2,000,000 and $3,000,000 in fiscal 2002 and fiscal 2001, respectively, including the $1,000,000 in the first half of 2002 from these private placements. The funds have been and are to be used primarily for the development of the optical telecommunications device technologies.

In 2003, net cash used in operating activities of $502,000 was due to the increase in accounts receivable, partially offset by non cash depreciation and amortization charges. The increase in accounts receivable is due to increased volume and a slightly longer payment cycle on certain new contracts. This increase was also offset by the increase in accrued wages, vacation and other liabilities due to growth in personnel operating costs. In 2002, the net cash used in operating

                                ESSEX CORPORATION

activities resulted from the losses incurred by the Company primarily due to the expenditures for development of its optoelectronics products and services.

The Company has several device families under development, with development of HYPERFINE WDM fiber optic communications technology being the most advanced. In particular, the Company has completed development on an alpha version of the HYPERFINE multiplexer-demultiplexer and has received orders for HYPERFINE WDM from government customers and will continue to seek orders from theses customers. However, the Company has not yet begun substantial further efforts for commercial applications due to the current depressed state of the industry. The Company is continuing to develop and refine the HYPERFINE devices and related technologies to the extent funding is available. The Company estimates that efforts related to a full rollout of the remainder of the HYPERFINE family of devices would require between five to ten million dollars depending on a number of variables, including the extent of reliance on manufacturing, distribution and channel partner relationships. For example, if Essex enters into a strategic partnership with a large commercial company, the working capital required would tend toward the lower amounts in the range.

The Company is seeking to establish joint ventures or strategic partnerships, including the licensing of its technologies to major industrial concerns to facilitate these goals. The Company might also seek additional funds under appropriate terms from private sources to further finance development and to achieve initial market penetration. If the Company does not successfully commercialize its optoelectronic products or raise substantial additional working capital for such commercial products, then these events could have a significant adverse effect on the Company's future operating results and financial position.

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under the agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $472,000 of funds advanced as of June 29, 2003 and $169,000 as of December 29, 2002.

The Company expects to satisfy its operating cash requirements for the remainder of 2003 from existing cash flows or from borrowings under its current working capital accounts receivable financing arrangements. The timing and extent of the Company's working capital needs will be tied directly to the prospects for its commercial products under development. The Company does not anticipate incurring significant marketing, sales or distribution expenses in the commercial product area unless and until there is a significant increase in the level of capital spending on optical telecommunications equipment and infrastructure. However, the Company plans to continue R&D spending on optoelectronics in 2003 at a reduced level. The reduced R&D spending is intended to allow the Company to operate at an overall breakeven or better level. Such R&D would be financed with internally generated funds. If the Company decides to accelerate its commercial products R&D and/or marketing and distribution efforts beyond those which can be internally financed, then the Company would have to raise additional funds from outside sources. However, there can be no assurances in this regard and we expect that the Company will need significant financing in the future if we pursue acquisitions.

                                ESSEX CORPORATION

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

                                ESSEX CORPORATION
                                  (Registrant)

Date:  August 8, 2003
                           /S/ JOSEPH R. KURRY, JR.
                          -------------------------
                              Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

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


Dated August 8, 2003                  /S/ LEONARD E. MOODISPAW
                                      -----------------------------------
                                      Leonard E. Moodispaw
                                      President and Chief Executive Officer

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


Dated August 8, 2003                       /S/ JOSEPH R. KURRY, JR.
                                           -----------------------------------
                                           Joseph R. Kurry, Jr.
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer