Form 10QSB
period 2003-09-28
ESSEX CORPORATION
filed 2003-11-06
CIK 355199

FORM 10-QSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

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

YES           X     NO
           -----               -----

State the number of shares outstanding of each of the issuer's class of Common Stock as of the latest practicable date.

                                                                    OUTSTANDING
                  CLASS                                   AT SEPTEMBER 28, 2003
                  -----                                   ---------------------
Common Stock, no par value per share                                  8,945,542

Transitional Small Business Disclosure Format (Check One);

YES                 NO           X
           -----               -----

                               ESSEX CORPORATION
                               -----------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX


o        CONSOLIDATED BALANCE SHEETS


o        CONSOLIDATED STATEMENTS OF OPERATIONS


o        CONSOLIDATED STATEMENTS OF CASH FLOWS


o        NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION

                               ESSEX CORPORATION
                               -----------------

                           CONSOLIDATED BALANCE SHEETS


                                                 September 28,     December 29,
                                                      2003             2002
                                                 ------------      ------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
     Cash                                        $    871,764      $  1,030,247
     Accounts receivable, net                       2,655,811           565,626
     Prepayments and other                            164,060           106,987
                                                 ------------      ------------
         Total Current Assets                       3,691,635         1,702,860
                                                 ------------      ------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                1,100,842           948,455
     Furniture, equipment and other                   329,921           219,112
                                                 ------------      ------------
                                                    1,430,763         1,167,567
     Accumulated depreciation and amortization     (1,066,405)         (845,360)
                                                 ------------      ------------
         Net Property and Equipment                   364,358           322,207
                                                 ------------      ------------

OTHER ASSETS
     Goodwill                                       3,019,000                --
     Patents, net                                     332,084           296,407
     Other intangibles, net                           135,390                --
     Other                                             23,766            21,725
                                                 ------------      ------------
         Total Other Assets                         3,510,240           318,132
                                                 ------------      ------------

TOTAL ASSETS                                     $  7,566,233      $  2,343,199
------------                                     ============      ============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION
                               -----------------

                           CONSOLIDATED BALANCE SHEETS


                                                        September 28,     December 29,
                                                            2003             2002
                                                       -------------     -------------
                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Advance from accounts receivable financing        $     266,064     $     169,432
     Accounts payable                                        652,180           659,977
     Accrued wages and vacation                              656,382           233,940
     Accrued retirement plan contribution payable            254,580            65,000
     Billings in excess of costs                             159,000           135,000
     Other accrued expenses                                  450,989           146,041
     Capital leases                                           10,976            71,261
                                                       -------------     -------------
         Total Current Liabilities                         2,450,171         1,480,651
                                                       -------------     -------------

LONG-TERM DEBT

     Convertible note payable due December 31, 2004          500,000           500,000
     Note payable due December 31, 2004                      100,000                --
     Capital leases, net of current portion                       --             4,390
                                                       -------------     -------------
         Total Long-Term Debt                                600,000           504,390
                                                       -------------     -------------

         Total Liabilities                                 3,050,171         1,985,041
                                                       -------------     -------------

SHAREHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
       authorized; 8,945,542 and 7,790,398 shares
       issued and outstanding, respectively               16,848,710        12,706,520
     Additional paid-in capital                            2,000,000         2,000,000
     Prepaid warrant                                              --            50,000
     Accumulated deficit                                  14,332,648)      (14,398,362)
                                                       -------------     -------------
         Total Shareholders' Equity                        4,516,062           358,158
                                                       -------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       $   7,566,233     $   2,343,199
                                                       =============     =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION
                               -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
                                    UNAUDITED

                                                          2003                2002
                                                     --------------      --------------

Revenues                                             $   11,220,333      $    3,093,619
Costs of goods sold and services provided                (7,041,896)         (1,712,578)
                                                     --------------      --------------
         Gross Margin                                     4,178,437           1,381,041

Selling, general and administrative expenses             (3,418,644)         (1,987,135)
Research and development                                   (337,804)         (1,226,854)
Amortization of other intangible assets                    (295,360)                 --
                                                     --------------      --------------

         Operating Income (Loss)                            126,629          (1,832,948)

Interest expense, net                                       (60,915)            (14,038)
                                                     --------------      --------------

Income (Loss) Before Income Taxes                            65,714          (1,846,986)

Provision for income taxes                                       --                  --
                                                     --------------      --------------

Net Income (Loss)                                    $       65,714      $   (1,846,986)
                                                     ==============      ==============

Basic Earnings (Loss) Per Common Share               $         0.01      $       (0.25)
                                                     ==============      ==============

Diluted Earnings (Loss) Per Common Share             $         0.01      $       (0.25)
                                                     ==============      ==============

WEIGHTED AVERAGE NUMBER OF SHARES

Basic                                                     8,393,338           7,329,488

Effect of dilution -
         Stock options                                      910,164                  --
                                                     --------------      --------------

Diluted                                                   9,303,502           7,329,488
                                                     ==============      ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION
                               -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                 ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
                                    UNAUDITED

                                                          2003                2002
                                                     --------------      --------------

Revenues                                             $    4,070,392      $    1,600,910
Costs of goods sold and services provided                (2,379,954)           (964,806)
                                                     --------------      --------------
         Gross Margin                                     1,690,438             636,104

Selling, general and administrative expenses             (1,428,393)           (553,089)
Research and development                                   (111,764)           (260,621)
Amortization of other intangible assets                    (121,343)                 --
                                                     --------------      --------------

         Operating Income (Loss)                             28,938            (177,606)

Interest expense, net                                       (17,716)             (4,019)
                                                     --------------      --------------

Income (Loss) Before Income Taxes                            11,222            (181,625)

Provision for income taxes                                       --                  --
                                                     --------------      --------------

Net Income (Loss)                                    $       11,222      $     (181,625)
                                                     ==============      ==============

Basic Earnings (Loss) Per Common Share               $         0.00      $        (0.02)
                                                     ==============      ==============

Diluted Earnings (Loss) Per Common Share             $         0.00      $        (0.02)
                                                     ==============      ==============

WEIGHTED AVERAGE NUMBER OF SHARES

Basic                                                     8,585,607          7,410,223

Effect of dilution -
         Stock options                                    1,162,585                 --
                                                     --------------      --------------

Diluted                                                   9,748,192          7,410,223
                                                     ==============      ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION
                               -----------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THIRTY-NINE WEEK PERIODS
                 ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
                                    UNAUDITED

                                                                 2003             2002
                                                            -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                        $      65,714    $  (1,846,986)
   Adjustments to reconcile Net Income (Loss) to
     Net Cash Used In Operating Activities:
      Depreciation and amortization                               126,950          110,994
      Amortization of other intangible assets                     295,359               --
      Stock compensation expense                                    2,000          246,325
      Inventory valuation reserve                                      --           15,000
      Loss (gain) on disposition of fixed assets                    1,271              (91)

   Change in Assets and Liabilities:
      Accounts receivable                                        (822,638)        (616,794)
      Prepayments and other assets                                 26,681           15,804
      Contract work in progress                                    65,000               --
      Accounts payable                                           (140,869)         546,198
      Accrued wages, vacation and retirement                      359,632          (74,654)
      Other liabilities                                           113,341           60,427
                                                            -------------    -------------

   Net Cash Provided By (Used In) Operating Activities
                                                                   92,441       (1,543,777)
                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of SDL                                           (309,000)              --
    Purchases of property and equipment                          (143,710)         (27,465)
    Proceeds from sale of fixed assets                                 --               91
                                                            -------------    -------------

    Net Cash Used In Investing Activities                        (452,710)         (27,374)
                                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                              --        1,250,003
    Proceeds of note payable                                      100,000               --
    Exercise of stock options                                      69,829           95,528
    Short-term borrowings/repayments, net                          96,632          321,600
    Payment of capital lease obligations                          (64,675)        (131,741)
                                                            -------------    -------------

    Net Cash Provided By Financing Activities                     201,786        1,535,390
                                                            -------------    -------------

CASH AND CASH EQUIVALENTS
    Net decrease                                                 (158,483)         (35,761)
    Balance - beginning of period                               1,030,247          568,178
                                                            -------------    -------------
    Balance - end of period                                 $     871,764    $     532,417
                                                            =============    =============

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

NOTE 1:  General

FISCAL YEAR AND PRESENTATION

These statements cover Essex Corporation and its wholly-owned subsidiary, Sensys Development Laboratories, Inc. (the "Company"). The Company is on a 52/53-week fiscal year ending the last Sunday in December. Years 2003 and 2002 are 52-week fiscal years. Certain amounts for 2002 have been reclassified to conform to the 2003 presentation.

The information furnished in the accompanying Unaudited Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments considered necessary for a fair presentation of such information. The operating results for the thirteen and thirty-nine week periods ended September 28, 2003 may not be indicative of the results of operations for the year ending December 28, 2003, or any future period. This financial information should be read in conjunction with the Company's 2002 audited financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB/A No. 1 filed with the Securities and Exchange Commission.

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

In recent years, the Company has expended significant funds to transition into the communications marketplace, particularly the productization of its proprietary technologies in communications and optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families:
Fiberoptic HYPERFINE WDM (wavelength division multiplexing) devices and wireless optical processor enhanced receiver architecture. The Company received the first HYPERFINE WDM technology patent for the optical multiplexer in August 2003. Since

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

September 2000, the Company has received over $6 million in financing from its Private Investors or their affiliates to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, availability of additional financing, competition and market acceptance.

Primarily due to the expenditures for development and marketing of its optoelectronics products and services, particularly the optical telecommunications device technologies, the Company incurred significant losses in 2002 and 2001. To the extent funds are available, the Company plans to continue research and development spending in the optoelectronics operations.

The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies with major industrial concerns to facilitate these goals. The Company will also seek additional funds under appropriate terms from private or public sources to continue to finance business development and to achieve initial market penetration.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of indirect costs. However, no general and administrative costs are included in research and development. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares and, in 2002, common shares issuable upon the required conversion of preferred stock. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants or conversion of convertible debt. Such incremental shares were anti dilutive for the 2002 periods presented.

NOTE 3:  Accounts Receivable Financing

The Company has a working capital financing agreement with an accounts receivable factoring organization. Under the agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were $266,000 of funds advanced as of September 28, 2003 and $169,000 of funds advanced as of December 29, 2002.

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

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

In connection with the issuance of Series B preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants are for an additional 2 million shares of common stock. The warrants expire in September 2005 and can be exercised at a nominal price of $2,000. The warrants become exercisable under certain terms and conditions, such as the market price of the common stock exceeding $10 through $20 per share for 5 consecutive days, or the occurrence of an additional private placement or sale of stock via a registration statement for at least $10 million where the valuation of the Company exceeds $50 million. The warrants would also become exercisable upon a sale of all or substantially all of the assets of the Company or a merger or acquisition of the Company. The Company has determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The Company has reserved 2 million shares of common stock in connection with the possible exercise of the related common stock warrants. As of September 28, 2003, these warrants were not exercisable.

In March 2002, the Company amended existing private placement agreements for its common stock with its Private Investors or their affiliates. The agreements were increased from $500,000 to $1.5 million, of which $250,000 was received in December 2001 and the balance was received by September 2002. Under the agreements, the Company issued 500,000 shares of common stock.

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

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION


                                 Thirteen Week Periods Ended      Thirty-Nine Week Periods Ended
                               -------------------------------   -------------------------------

                               Sept. 28, 2003   Sept. 29, 2002   Sept. 28, 2003   Sept. 29, 2002
                               --------------   --------------   --------------   --------------
Net income (loss), as
reported                       $       11,222   $     (181,625)  $       65,714   $   (1,846,986)

Less:  Total stock-based
employee compensation
expense determined under
fair value based method               189,568           43,595          582,138          454,320
                               --------------   --------------   --------------   --------------

Pro forma loss                 $     (178,346)  $     (225,220)  $     (516,424)  $   (2,301,306)
                               ==============   ==============   ==============   ==============

Income (loss) per share:
    Basic-as reported          $         0.00   $        (0.02)  $         0.01   $        (0.25)

    Basic-pro forma            $        (0.02)  $        (0.03)  $        (0.07)  $        (0.31)

    Diluted-as reported        $         0.00   $        (0.02)  $         0.01   $        (0.25)

    Diluted-pro forma          $        (0.02)  $        (0.03)  $        (0.07)  $        (0.31)


NOTE 6:  Amortization of Other Intangible Assets

In connection with the March 1, 2003 acquisition of Sensys Development Laboratories, Inc. (See Note 9), there was $431,000 of value assigned primarily to contracts backlog. The overall amortization life is expected to be less than one year and $46,000 of amortization was recognized in March 2003, $128,000 in the quarter ended June 2003 and $121,000 in the quarter ended September 28, 2003.

NOTE 7:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                      2003                            2002
                         -----------------------------    -----------------------------

                         Third Quarter    Year-To-Date    Third Quarter    Year-To-Date
                         -------------    ------------    -------------    ------------

Federal taxes at
  statutory rates        $       4,000    $     22,000    $     (62,000)   $   (628,000)

State income taxes, net
  of federal benefit             1,000           4,000           (9,000)        (96,000)

Change in valuation
  allowance                     (5,000)        (26,000)          71,000         724,000
                         -------------    ------------    -------------    ------------

Provision for income
  taxes                  $          --    $         --    $          --    $         --
                         =============    ============    =============    ============

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

NOTE 8:  Statements of Cash Flows - Supplemental Disclosure

There were no new capital leases entered into in the first nine months of 2003. There were $62,000 of new capital leases entered into in the first nine months of 2002.

NOTE 9:  Acquisition of Sensys Development Laboratories, Inc.

As of March 1, 2003, the Company acquired 100% of the common stock of Sensys Development Laboratories, Inc. ("SDL"). The assigned value of the consideration and related expenses was approximately $4,405,000. Under the terms of the agreement, the Company paid $309,000 in cash and issued approximately 683,000 shares of common stock. The agreement further provides that an additional number of shares up to 422,000 may be released from escrow on the first anniversary of closing based upon certain factors. The Company also issued approximately 195,000 non-qualified fully vested options for its common stock at below market exercise prices in exchange for SDL fully vested outstanding options. In accordance with Emerging Issues Task Force 99-12, Determination of the
Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the value of the stock consideration was based upon the weighted average market price of the Company's common stock a few days before and after February 28, 2003, the date the transaction terms were agreed to and announced.

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

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of fiscal 2003.

                                            For The Nine Months Ended
                                                September 28, 2003
                                                   (Unaudited)
                                       -----------------------------------

                                         As Reported         Pro Forma
                                       ---------------     ---------------

Revenues                               $    11,220,000     $    12,485,000
                                       ===============     ===============

Net Income                             $        66,000     $       328,000
                                       ===============     ===============

Earnings Per Share:
     Basic                             $          0.01     $          0.04
                                       ===============     ===============

     Fully diluted                     $          0.01     $          0.03
                                       ===============     ===============

WEIGHTED AVERAGE NUMBER OF SHARES
Basic                                        8,393,338           8,571,907

Effect of Dilution -
         Stock Options                         910,164             910,164
                                       ---------------     ---------------

Diluted                                      9,303,502           9,482,071
                                       ===============     ===============


Included in the pro forma revenues and net income are $420,000 and $155,000, respectively, from a product sale by SDL which is not expected to occur in future periods.

NOTE 10: Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. As further discussed within
Note 5, the Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation Of Variable Interest Entities". FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company is not involved with any variable interest entities, the adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity". SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

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

OVERVIEW

The Company provides advanced optoelectronic and signal processing services and products for U.S. Government intelligence and defense customers and communications customers with whom we have established and maintained long-standing and successful relationships. The Company provides optoelectronic and signal processing services to classified U.S. Government customers under next generation research and development contracts. The Company supports the intelligence community's mission critical voice and video systems infrastructure and provides systems engineering services to highly classified U.S. Government customers. The Company builds optical communications and networking system elements and components, as well as signal and image processing software products. While the Company has historically sold our products to the intelligence and defense markets, we believe our existing products and our patent portfolio position us well to benefit from spending on next generation technology that decreases the costs and increases the speed, performance and security of existing communications networks.

Most of the Company's revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the contract. For the nine months ended September 28, 2003, revenues derived from U.S. Government programs were $10.1 million, or 90% of the Company's revenues. The Company's received 85% of its intelligence and defense community revenues for the first nine months of 2003 from sole source contracts.

The Company's most significant expense is its cost of goods sold and services provided, which consists primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. The Company's ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on its cost of goods sold and services provided. Selling, general and administrative expenses consist primarily of costs associated with the Company's management, finance and administrative groups, personnel training, business development expenses which include bid and proposal efforts, and occupancy, travel and other corporate costs.

                                ESSEX CORPORATION

STATUS

The Company has experienced growth in its U.S. Government business and has been actively pursuing growth strategies from internal efforts and external merger sources. These efforts have resulted in profitable operations for the first nine months of 2003. In 2002, under a 5-year $25 million Indefinite Delivery Indefinite Quantity contract, the Company received an initial funding of $2.4 million to develop a next generation advanced optoelectronics radar processor. This initial phase was substantially completed in 2002, and in January 2003 the Company received a $3.7 million follow-on award to complete the design and deliver a prototype processor before the end of 2003. The Company received a new subcontract in November 2002 to provide at least $3 million annually in communications systems support to the intelligence community. This work began in January 2003 and is part of a multi-year $30 million award to provide such services. The Company completed, effective March 1, 2003, the acquisition of Sensys Development Laboratories, Inc. (SDL), a Maryland-based provider of system and software engineering support services. (See Note 9 in Notes to Interim Unaudited Consolidated Financial Information.) This merger added over 25 highly skilled professionals to the Essex staff and an expected $4 million of annual revenue in 2003.

In October 2003, the Company was awarded a new defense-related contract for approximately $57 million over 4 years (a 3 month base period plus 4 option years). This is a delivery order contract for software and systems engineering and the delivery of custom systems to national priority programs. The Company is the prime contractor and there are initially 6 team members/subcontractors who will work on this program.

Since September 2000, the Company has closed on several equity private placement funding transactions. Under the terms of these equity fundings, the Company has received over $6.1 million and has issued 3.2 million shares of common stock. The investors were also issued warrants for an additional two million shares of common stock. The warrants can be exercised for a nominal price under certain conditions. See Note 4 of Notes to Interim Unaudited Consolidated Financial Information for further details. The Company has also received proceeds of $600,000 from the private placement of outstanding convertible and other debt.

The Company's primary use of the private placement funds has been to patent, develop and commercialize its key leading-edge optical technologies, principally the fiberoptic HYPERFINE WDM devices and wireless optical processor enhanced receiver architecture (OPERA(TM)) technology. The purpose of the HYPERFINE WDM device is to increase the number of usable communications channels within a single optical fiber. The purpose of OPERA(TM) is to increase capacity and improve voice and data quality of wireless systems. These inventions arose from the Company's work and expertise in the optical device and communications fields.

Prototypes of the HYPERFINE WDM technology are being demonstrated to prospective strategic partners and investors. During the first nine months of 2003, the Company sold ten of its initial HYPERFINE WDM family devices. The Company is also developing applications for using HYPERFINE WDM to achieve privacy in an all optical network. The Company is developing simulations of its OPERA(TM) wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also holding discussions with various established entities that are in the wireless communications market in order to determine the best communications applications of such technology.

                                ESSEX CORPORATION

Essex was awarded a patent for its HYPERFINE WDM technology in August 2003. The HYPERFINE WDM product is being demonstrated to prospective strategic partners and investors. In light of the continued unfavorable conditions in the communications markets, the market for our optical technologies and products has been slow in developing; however, we have sold the first 10 HYPERFINE units to our customers in the intelligence and defense communities. As noted above, we are significantly expanding our U.S. Government business base. The expansion is designed to take advantage of our government contracting experience and technical expertise and the increased government contracting activity in the defense, intelligence and homeland security areas. We are also pursuing sales of HYPERFINE WDM in communications markets and other optical technologies in the government marketplace. See "FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES".

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

REVENUE RECOGNITION

The Company enters into three types of U.S. Government contracts: cost plus fixed fee, fixed price and time and material. The Company recognizes revenue on cost plus fixed fee contracts to the extent costs are incurred plus a proportionate amount of fee earned. The Company must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the contract and still deliver the scope of work proposed. Even though cost plus fixed fee contracts generally do not require that the Company expend costs in excess of the contract value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, the Company must determine that the indirect costs are properly accounted for and allocated in accordance with government cost accounting requirements. On fixed price contracts, the Company must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the contract and the required hours will be delivered. On fixed price product orders, revenue is not recorded until the Company determines that the goods have been delivered and accepted by the customer. On time and material contracts, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. This is generally the most straightforward revenue computation. The Company uses historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fixed fee jobs. The Company uses historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of its indirect costs on cost plus fixed fee contracts.

                                ESSEX CORPORATION

RESEARCH AND DEVELOPMENT

The Company has expended significant amounts for research and development for new products. In accordance with generally accepted accounting principles, the Company expenses and does not capitalize and add to inventory such expenditures. When product design and prototypes are finalized and product marketability and viability have been established, expenditures for inventory are treated accordingly. There is a judgmental aspect to this decision which could result in the over-expensing in some cases or the early capitalization in other cases of such expenditures.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of items in the statement of operations in relation to revenue.

                                                        Nine Months Ended
                                                            (unaudited)
                                                --------------------------------

                                                Sept. 29, 2002    Sept. 28, 2003
                                                --------------    --------------

Revenues                                            100.0%             100.0%
Costs of goods sold and services provided            55.4               62.8
Selling, general and administrative expenses         64.2               30.5
Research and development                             39.7                3.0
Amortization of other intangible assets               0.0                2.6
                                                --------------    --------------
Operating income (loss)                             (59.2)               1.1
Interest expense, net                                (0.5)              (0.5)
                                                --------------    --------------
Income (loss) before income taxes                   (59.7)               0.6
Benefit (provision) for income taxes                  0.0                0.0
                                                --------------    --------------
Net income (loss)                                   (59.7)%              0.6%

                                                ==============    ==============

REVENUES. Revenues were $11.2 million and $3.1 million in the first nine months of fiscal 2003 and 2002, respectively. Revenues were $4.1 million and $1.6 million for the third quarters of fiscal 2003 and 2002, respectively. Revenues in the first nine months of fiscal 2003 include $3.1million for seven months of operations from SDL, which we acquired in March of this year. Excluding SDL, revenues in the first nine months of 2003 were $8.1 million or $5.0 million higher than the first nine months of 2002 due to several factors. A key factor was the increased activity on the U.S. Government Missile Defense Agency program for design of a next generation advanced optoelectronics radar processor, or AOP, demonstration unit. This program generated revenues of

                                ESSEX CORPORATION

$3.0 million in the first nine months of fiscal 2003 compared to revenues of $1.2 million in the comparable period of 2002 as the Company did not begin this program until May 2002. The Company's communications services contracts contributed $2.5 million of revenues in the first nine months of fiscal 2003 and no revenue for the same period in fiscal 2002. Additionally, in the first nine months of fiscal 2003, the Company sold $1.1 million of products and equipment, including the sale of ten HYPERFINE WDM family devices, consisting of five prototype demultiplexers and five of the new flat-top HYPERFINE WDM devices for use in building advanced optical code division multiple access (OCDMA) systems for $457,000 to several government and intermediate customers. The Company had only $15,000 of such sales in the comparable period in 2002.

COST OF GOODS SOLD AND SERVICES PROVIDED. Cost of goods sold and services provided increased $5.3 million to $7.0 million for the first nine months of fiscal 2003 from $1.7 million for the comparable period in fiscal 2002. As a percentage of revenues, cost of goods sold and services provided was approximately 63% for the first nine months of 2003, compared to approximately 55% for the comparable period in fiscal 2002. In the first nine months of fiscal 2003, due to the SDL acquisition and communications sales referenced previously, there was a significant increase in the direct labor and associated costs for work performed at our customers' facilities. The Company received a lower markup on work performed at customer facilities. Overall, the higher volume during the first nine months of 2003 contributed a larger amount of gross profit, though at a lower gross profit percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.4 million to $3.4 million for the first nine months of fiscal 2003 from $2.0 million for the comparable period in fiscal 2002. The increase was partially due to increased business development and higher management costs in the government contracts area as well as continuing costs in the optoelectronics and communications new device business areas.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses declined $889,000 to $338,000 in the first nine months of 2003 compared to $1.2 million in the comparable period in fiscal 2002. The Company incurred the majority of its research and development on efforts related to optical communications technology.

AMORTIZATION OF OTHER INTANGIBLE ASSETS. During the first nine months of fiscal 2003, amortization of other intangible assets was $295,000, all of which was related to the SDL acquisition. The Company expects the remaining balance of $135,000 of other intangible assets to be substantially amortized within approximately six months. There was no amortization cost in the comparable period in 2002.

NET INTEREST EXPENSE. Net interest expense was $61,000 and $14,000 in the first nine months of 2003 and 2002, respectively. The increase in net interest expense reflects an increase in the Company's debt and costs related to its accounts receivable facility.

NET INCOME (LOSS). The Company recorded net income of $11,000 and a net loss $182,000 in the third quarters of 2003 and 2002, respectively. Net income was $66,000 and net loss was $1.8 million in the first nine months of 2003 and 2002, respectively. The Company is in a net operating loss carryforward position for book and tax purposes. No provision for or benefit from income taxes was recognized in the first nine months of 2003 or 2002 due to the net operating loss carryforwards. We adjusted our valuation reserves accordingly during these periods.

                                ESSEX CORPORATION

BACKLOG

As of September 28, 2003, the Company had total contract backlog, funded and unfunded, of approximately $52.6 million as compared with $52.1 million at December 29, 2002. Of these amounts, funded backlog was $6.4 million and unfunded backlog was $46.2 million at September 28, 2003 compared to $600,000 and $51.5 million, respectively, at fiscal year end 2002. Of the unfunded backlog at September 28, 2003, approximately $19.0 million represents the remaining balance of a $25.0 million U.S. Government five year Indefinite Delivery Indefinite Quantity, or IDIQ, contract through 2007 to provide technology to enhance Department of Defense radar programs. Unfunded backlog as of September 28, 2003 also includes the remaining balance of approximately $24.6 million on our $30 million, ten-year contract to provide communications systems support to the intelligence community. Backlog at September 28, 2003 does not include the award of an approximately $57.0 million contract for software and systems engineering that we received in October 2003. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations, to make capital expenditures, and to service our debt. Based upon our current level of operations, we expect that our cash flow from operations and amounts we are able to borrow under our accounts receivable facility, will be adequate to meet our anticipated needs for the foreseeable future.

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:

                                            SELECTED FINANCIAL DATA AS OF
                                                    (In thousands)
                                      -------------------------------------------

                                       Sept. 28,      December 29,     Sept. 29,
                                          2003            2002            2002
                                      -----------     -----------     -----------


Total Assets                          $     7,566     $     2,343     $     2,211
                                      ===========     ===========     ===========

Working Capital (Deficit)             $     1,241     $       222     $      (300)
                                      ===========     ===========     ===========

Current Ratio                              1.51:1          1.15:1          0.83:1
                                      ===========     ===========     ===========

Advance from Accounts Receivable
   Financing                          $       266     $       169     $       322
Capital Leases                                 11              76             121
Convertible Debt                              500             500              --
Other Debt                                    100              --              --
                                      -----------     -----------     -----------
         Total Debt/Financing         $       877     $       745     $       443
                                      ===========     ===========     ===========

Shareholders' Equity                  $     4,516     $       358     $       390
                                      ===========     ===========     ===========

                                ESSEX CORPORATION

During the first nine months of fiscal 2003, net cash provided by operating activities was $92,000. Cash provided from net income and non cash depreciation, amortization and other charges of approximately $492,000 was offset by an increase in accounts receivable net of the change in accounts payable and accrued items of $400,000. The increase in accounts receivable during 2003 was due to the increase in sales and does not reflect any change in payment cycle. The Company's working capital at September 28, 2003 increased to $1.2 million from $222,000 at fiscal year end 2002. The increase was primarily a result of the acquisition of SDL in early 2003 for predominately common stock, which resulted in a $613,000 increase in working capital after deducting the $309,000 of cash consideration paid.

During the first nine months of fiscal 2003, net cash used in investing activities was $453,000. Of this amount, $309,000 represents the cash consideration paid in the acquisition of SDL. The Company also spent $144,000 in 2003 for property and equipment to support our growing work force.

During the first nine months of fiscal 2003, net cash provided by financing activities of $202,000 resulted primarily from the private placement of $100,000 in debt to a private investor and borrowings on accounts receivable. The Company received $1.3 million in the first nine months of 2002 from private placements of common stock. The funds have been used primarily for the development of the optical telecommunications device technologies.

The Company has a working capital financing arrangement with an accounts receivable factoring organization. Under the agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There was $266,000 of funds advanced as of September 28, 2003 and $169,000 as of December 29, 2002.

The Company has several device families under development, with development of HYPERFINE WDM communications technology being the most advanced. In particular, the Company has completed development on an alpha version of the HYPERFINE multiplexer-demultiplexer and has delivered on orders for HYPERFINE WDM from government and intermediate customers and will continue to seek orders from these customers. However, the Company has not yet begun substantial further efforts for communications applications due to the current depressed state of the industry. The Company is continuing to develop and refine the HYPERFINE devices and related technologies to the extent funding is available. The Company estimates that efforts related to a full rollout of the remainder of the HYPERFINE family of devices would require significant additional capital depending on a number of variables, including the extent of reliance on manufacturing, distribution and channel partner relationships. For example, if the Company enters into a strategic partnership with a large commercial company, the working capital required would tend toward the lower amounts in the range.

The Company is seeking to establish joint ventures or strategic partnerships, including the licensing of its technologies to major industrial concerns to facilitate these goals. The Company might also seek additional funds under appropriate terms from private or public sources to further finance development and to achieve initial market penetration.

                                ESSEX CORPORATION

The Company expects to satisfy its operating cash requirements for the remainder of 2003 from existing cash flows or from borrowings under its current working capital accounts receivable financing arrangements. The timing and extent of the Company's working capital needs will be determined by the prospects for its communications products under development and the growth in its core government contracting areas. The Company does not anticipate incurring significant marketing, sales or distribution expenses in the communications product area unless and until there is a significant increase in the level of capital spending on optical communications equipment and infrastructure. However, the Company plans to continue research and development spending on optoelectronics in 2003 at a reduced level. The goal of the reduced research and development spending is to allow the Company to operate at an overall breakeven or better level. Such research and development would be financed with internally generated funds. If the Company decides to accelerate its communications products research and development or marketing and distribution efforts beyond those which can be internally financed, then the Company would have to raise additional funds from outside sources. The Company may also seek additional funds from private or public sources to pursue selected acquisitions of companies in the government contracting or communications products areas. However, there can be no assurance that such funds will be available on terms acceptable to the Company or at all.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

CONTRACTUAL CASH OBLIGATIONS

The following table shows the Company's contractual cash obligations due in the three months ended December 28, 2003 and in each of fiscal 2004 and 2005. The Company does not have contractual cash obligations due after 2005.

                                      Three Months ended
                                       December 28, 2003      Fiscal 2004        Fiscal 2005
                                      ------------------    ---------------    ---------------
Operating leases                      $      103,555        $     240,916      $     201,613

Capital leases                                 8,044                5,362                 --

Notes payable (1)                                 --                   --            600,000

Interest on notes payable (2)                     --                   --            122,363
                                      ------------------    ---------------    ---------------

     Total                            $      111,599        $     246,278      $     923,976
                                      ==================    ===============    ================

-------------------
(1) The notes are payable on demand on or before December 31, 2004 and may be prepaid upon certain notice requirements.
(2) Includes accrued interest at the contract rate through December 31, 2004. In the event the holder converts the $500,000 convertible note into shares of common stock on or before the maturity date, the accrued interest will be waived.

                                ESSEX CORPORATION

INFLATION

Because of the Company's substantial activities in professional services and product development, the Company is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, the Company must structure its compensation programs competitively. The wage demand effect of inflation is felt almost immediately in the Company's costs, however, the net effect during the periods presented is minimal.

The inflation rate in the United States generally has little impact on the Company's cost-reimbursable type contracts and other short-term contracts. For longer-term, fixed-price type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in these contracts.

THE PRECEDING PARAGRAPHS DISCUSSING THE COMPANY'S FINANCIAL CONDITION CONTAIN FORWARD-LOOKING STATEMENTS. THE FACTORS AFFECTING THE ABILITY OF THE COMPANY TO MEET ITS FUNDING REQUIREMENTS AND MANAGE ITS CASH RESOURCES INCLUDE, AMONG OTHER THINGS, THE AMOUNT AND TIMING OF PRODUCT SALES, INVENTORY TURNOVER, THE MAGNITUDE OF FIXED COSTS, SALES GROWTH AND THE ABILITY TO OBTAIN WORKING CAPITAL, ALL OF WHICH INVOLVE RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT.

                                ESSEX CORPORATION

ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, Leonard E. Moodispaw, the Company's Chief Executive Officer and Joseph R. Kurry, Jr., the Company's Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to be recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                ESSEX CORPORATION

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)      Exhibits

         Exhibit 31.1 -    Certification by the Chief Executive Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 -    Certification by the Chief Financial Officer Pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 -    Certification by the Chief Executive Officer Pursuant
                           to 18 U.S.C. Section 1350 Adopted Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.2 -    Certification by the Chief Financial Officer Pursuant
                           to 18 U.S.C. Section 1350 Adopted Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None
                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

Date:  November 5, 2003
                              /S/ JOSEPH R. KURRY, JR.
                        ----------------------------------
                                Joseph R. Kurry, Jr.
                                Senior Vice President
                        Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant.)