Form 10-K
period 2003-12-28
ESSEX CORPORATION
filed 2004-03-17
CIK 355199

FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 28, 2003

                           Commission File No. 0-10772

                                ESSEX CORPORATION
             (Exact name of registrant as specified in its charter)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         YES  X       NO
                                                             ---           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).                    YES         NO   X
                                                              ----        ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second quarter. $23,862,650

       CLASS                                      OUTSTANDING AT MARCH 1, 2004
       -----                                      ----------------------------
Common Stock, no par value per share                        15,471,233

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================
A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K appears on page 56.

Table of Contents
FORM 10-K
Essex Corporation



                                     PART I
Item No.                                                                   Page

--   INTRODUCTORY STATEMENT.................................................  3
1.   BUSINESS...............................................................  3
2.   PROPERTIES..............................................................24
3.   LEGAL PROCEEDINGS.......................................................24
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................24

                                     PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS.................................................................25
6.   SELECTED FINANCIAL DATA.................................................27
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS...................................................28
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............36
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................37
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE....................................................37
9A.  CONTROLS AND PROCEDURES.................................................37

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS........................................38
11.  EXECUTIVE COMPENSATION..................................................47
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........51
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................53
14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................55

                                     PART IV

15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........56

                                     PART I

INTRODUCTORY STATEMENT

     The information contained in this report pertains to the registrant, Essex Corporation. References to the "Company", "Essex" or "we", "our" and "us" refer to Essex Corporation.

FORWARD-LOOKING STATEMENTS

     Some of the statements contained, or incorporated by reference, in this annual report contain "forward-looking statements" within the meaning of the United States Private Securities Reform Act of 1995. These statements are based on management's current expectations and are subject to risks, uncertainty and changes in circumstances, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. All statements contained herein that are not clearly historical in nature are forward looking. The forward-looking statements in this report include statements addressing the following subjects: future financial condition and operating results. Economic, business, competitive and/or regulatory factors affecting Essex's business are examples of factors, among others, that could cause actual results to differ materially from those described in the forward-looking statements.

     Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading "BUSINESS - Risk Factors". Essex is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1.       BUSINESS

GENERAL OVERVIEW

     Essex provides advanced optoelectronic and signal processing services and products for U.S. Government intelligence and defense customers and communications customers with whom we have established and maintained long standing and successful relationships. We provide optoelectronic and signal processing services to classified U.S. Government customers under next generation research and development contracts. We support the intelligence community's mission critical voice and video systems infrastructure and provide systems engineering services to highly classified U.S. Government customers. We build optical communications and networking system elements and components, as well as signal and image processing software products. While we have historically sold our products to the intelligence and defense markets, we believe our existing products and our patent portfolio position us well to benefit from spending on next generation technology that decreases the costs and increases the speed, performance and security of existing communications networks.

     We provide advanced optical and optoelectronic, which involves both optical and electronic parts, signal processing services and products within the following four business areas:

      o  Communications and Networks

      o  Radar Analysis

      o  3-D Imaging

      o  Critical Information Technology Infrastructure

     Our customers include the National Security Agency, or NSA, the National Reconnaissance Office, or NRO, the National Geospatial - Intelligence Agency, or NGA, other intelligence agencies, the Defense Advanced Research Project Agency, or DARPA, the U.S. Army, Navy, and Air Force and other defense elements. Many of our advanced processing solutions are used in critical national defense programs, frequently under classified contracts. In these programs we deliver optical and signal processors for next generation radar, imaging and communications systems to our core intelligence and defense customers.

     Our business is guided by our experienced team of executive officers and senior managers, who have an average of 20 years of executive level experience in our industry and in managing optoelectronic and signal processing and government information technology businesses. We provide our services and products through our workforce of 118 employees. As of December 28, 2003, 87 of our 118 employees had government security clearances, with a substantial majority holding Top Secret/Sensitive Compartmented Information clearances, or TS/SCI, which are security clearances at the highest levels.

     For the fiscal year ended December 29, 2002, we generated revenues of $4.5 million and for the fiscal year ended December 28, 2003 we generated revenues of $16.3 million. Our total backlog has increased significantly over this past year from $52.1 million on December 29, 2002 to $112.8 million on December 28, 2003. The 2003 backlog figure includes $55.7 million from an approximately $57.0 million multi-year contract awarded in October 2003 for software and systems engineering. For both fiscal years ended December 29, 2002 and December 28, 2003, approximately 94% of our revenues were derived from our customers in the intelligence and defense communities.

INDUSTRY OVERVIEW

     We provide services and products to the U.S. Government intelligence and defense communities, and to the communications market. Currently, most of our revenues are from our contracts with intelligence and defense customers, many of which are classified. We believe we have significant opportunities to expand our communications sales.

   INTELLIGENCE AND DEFENSE MARKET

     The U.S. Government is one of the largest purchasers of optoelectronic, signal processing and other information technology services and products. The global threat of terrorism, the demands of homeland security, the needs of the intelligence community and renewed focus on modernizing Department of Defense infrastructures have led to increased government spending. We believe that government spending will continue to increase due to a number of trends including:

      o INCREASING U.S. DEPARTMENT OF DEFENSE BUDGETS. Department of Defense spending for procurement and research and development is projected to continue increasing through 2007. The Department of Defense Budget Request for 2003 projected the total defense budget to grow from $379.0 billion in fiscal year 2003 to $451.4 billion in fiscal year 2007, continuing to reverse the reduction in defense spending in the early 1990's.

      o INTELLIGENCE SPENDING AND THE NEED FOR INFORMATION SUPERIORITY. While the budget for the intelligence community is classified for national security reasons, several factors suggest increased demand for signal processing and refreshed information technology infrastructure throughout the intelligence community. "Joint Vision 2010", published by the Joint Chiefs of Staff, notes that, "Information superiority is the capability to collect, process, and disseminate an uninterrupted flow of information while exploiting or denying an adversary's ability to do the same." The message from the Director of the National Security Agency is that "Our end state is an NSA that -- in tomorrow's technological environment -- can create decisive U.S. strategic and tactical advantage by reliably providing otherwise denied information to U.S. decision makers, in a timely manner, in an actionable format while at the same time denying access to U.S. information and information systems by adversaries and competitors." Achieving information superiority requires technological change, infrastructure modernization and continual upgrades to technology, thought process and systems and software.

      o INCREASED FOCUS ON MISSILE DEFENSE. The National Missile Defense Act of 1999 states that it is the policy of the United States to deploy as soon as is technologically possible an effective National Missile Defense system capable of defending the United States against limited ballistic missile attacks. In August 2002, the Bush Administration proposed an evolutionary path for the deployment of missile defenses. The capabilities planned for operational use, starting in 2004 and continuing into 2005, will include ground-based interceptors, sea-based interceptors, additional Patriot units, and sensors based on land, at sea and in space. These capabilities will serve as a starting point for fielding improved and expanded missile defense capabilities later. The Missile Defense Agency is developing a layered defense to intercept ballistic missiles of all ranges in all phases of flight-boost, midcourse and terminal. The hit-to-kill technology, also known as the challenge of "hitting a bullet with a bullet," requires several enabling technologies, including optoelectronic processors, sensors, radars and communication networks. In order to establish a national missile defense, the Missile Defense Agency was allocated a budget of $6.7 billion in fiscal year 2003, with an expectation that budgeted expenditures would reach $7.2 billion in fiscal year 2004 and continues to grow to $8.7 billion in fiscal year 2007.

      o EMPHASIS ON PHOTONICS. Photonics is the use of light to process and transport information. In a recent address to Congress (March 27,
           2003), Dr. Anthony Tether, the Director of DARPA, noted that photonics is one of three core technologies for the U.S. military, "...enabling it to see farther, with greater clarity and better communicate information in a timely manner." Photonics can be applied to a number of intelligence and defense requirements, including signal processing used to analyze high speed communications, transporting information over fiber optic cable or in free space and analyzing radar signals and complex image data sets.

   COMMUNICATIONS MARKET

     The market for next generation optoelectronic and signal processing services and products is driven by the strong continued demand for bandwidth and the economic pressure on service providers to increase revenues and to reduce the cost of their existing network infrastructure. Although current spending levels have dropped below the peak levels experienced in 2000, spending on next generation technologies that address these issues continues. Technologies that offer improved cost performance, scalability based on demand and improved distribution of high bandwidth levels to customers are expected to receive strong interest in the market.

      o EXPECTED INCREASED COMMUNICATIONS INDUSTRY SPENDING AND EXPECTED GROWTH IN BANDWIDTH DEMAND. In June 2003, the Telecommunications Industry Association forecast that U.S. spending on communications equipment will increase by 8% in 2003 and stated, "Sectors that will fare particularly well include enterprise services, wireless services and broadband. Service provider spending will also increase as strong demand for bandwidth and new services means carriers will be forced to upgrade existing networks." IDC forecasted in a recent report that internet traffic will nearly double each year for the next five years. The survey data forecast that internet traffic will grow from 180,000 terabits per day in 2003, to 5,175,000 terabits per day in 2007.

      o COST PERFORMANCE OF WAVELENGTH SOLUTIONS. Yankee Group, in an April 2003 analysis, concludes that, "wavelengths in their most basic form, as an unprotected transport service, can be 30 to 60 percent cheaper than comparable lit bandwidth services." For example, the application of wavelength division multiplexing, or WDM, systems in existing optical networks enables service providers to greatly increase capacity of the existing networks in a cost-effective manner. WDM systems separate or combine light of different wavelengths or colors, which increases capacity by enabling simultaneous transmission of data along numerous wavelengths on the same fiber optic cable. By transmitting more wavelengths per fiber and using them to distribute bandwidth to customers, service providers can reduce costs and increase revenue.

COMPETITIVE STRENGTHS

     We possess the following competitive strengths that will allow us to take advantage of trends in our industry and we are well-positioned to meet our customers' demands.

      o OPTOELECTRONIC AND SIGNAL PROCESSING EXPERTISE. We have provided signal intelligence and information security services and products to the intelligence community for over 25 years. Given our expertise and track record with these customers, we believe we are well-positioned to take advantage of the heightened awareness and expected increase in spending for intelligence activities. Led by our Chief Scientist, Terry Turpin, we have a strong photonics team delivering leading edge products in communications and 3-D, image and radar processing.

      o SKILLED EMPLOYEES WITH HIGH LEVEL SECURITY CLEARANCES. The strict security clearance requirements for companies and the personnel who work on classified programs for the intelligence community and Department of Defense severely limit the number of suppliers that are allowed to work on such programs. In order for a company to work on these programs, it must have a sufficient number of employees who have completed the lengthy process to obtain security clearance. As of December 28, 2003, 87 of our 118 employees had government security clearances, with a substantial majority holding Top Secret/Sensitive Compartmented Information clearances, or TS/SCI, which are security clearances at the highest levels.

      o ESTABLISHED SOLE SOURCE CONTRACT RELATIONSHIPS. In some cases we do not have to compete for U.S. Government contracts. Sole source contracts are awarded when an agency's need for the services is of such an unusual and compelling urgency that the U.S. would be seriously injured unless the agency is permitted to limit the number of sources from which it solicits bids or proposals. A contract can also be awarded to a contractor on a sole source basis when the services needed by the agency are available from only one responsible source or only from a limited number of responsible sources and no other type of services will satisfy the needs of the agency. We received a substantial amount of our intelligence and defense communities revenues for 2003 from such contracts. These relationships provide us with the ability to prepare proactively for follow-on program opportunities through upgrades, continuing work and new products.

      o EXPERIENCED MANAGEMENT TEAM. Our executives have an average of more than 20 years of leadership experience in supporting the U.S. intelligence community and the Department of Defense. Our long-term relationships in these communities are the result of successful performance and commitment as directed by our senior executives.

      o INTELLECTUAL PROPERTY. Through innovative use of optical processing, we have produced a number of technologies including our HYPERFINE WDM, optical devices for noise reduction in cellular and wireless communications systems through our Optical Processing Enhanced Receiver Architecture, or OPERATM technology, and 3-D image synthesis technologies. We have a strong patent portfolio that includes 11 issued patents covering our core intellectual property. In 2003 we were awarded a patent for our HYPERFINE WDM technology and we have 14 additional patent applications in process related to these technologies. With our team of veteran innovators, we are focused and experienced in creating and protecting our intellectual property.

      o    ESTABLISHED   INNOVATIVE  RESEARCH  AND  DEVELOPMENT  TEAM.  We  have
           participated for many years in the Small Business Innovation Research, or SBIR, program administered by various agencies within the Department of Defense and we have received a number of Phase I, Phase II and Phase III contracts to advance our core optoelectronic and signal processing technologies. The SBIR program allows us to leverage government investment in research and development to create intellectual property while retaining the ownership and the value of innovations developed under the program, subject to rights retained by the U.S. Government. We continue to use SBIR contracts to create value for our customers, employees, and shareholders by combining corporate and government research and development funds to create a portfolio of products.

      o EXPERT TECHNICAL AND NATIONAL PROGRAMS ADVISORY BOARDS. Our advisory boards provide us with strategic guidance concerning the application of our optoelectronic and signal processing technology. Key members of our advisory boards include:

           o U.S. ARMY LIEUTENANT GENERAL CLAUDIA KENNEDY (RETIRED). General Kennedy served for 32 years in the Army culminating in her appointment as Deputy Chief of Staff of Intelligence.

           o U.S. AIR FORCE LIEUTENANT GENERAL KENNETH MINIHAN (RETIRED). General Minihan served 33 years in the Air Force in various capacities including Director of the National Security Agency/Central Security Service.

           o U.S. NAVY ADMIRAL DONALD MCDOWELL (RETIRED). Admiral McDowell commanded the worldwide 10,000-person Naval Security Group.

           o DR. PAUL GREEN. Dr. Green is a co-inventor and co-developer of key communications technologies in use in optical and cellular communications.

           o SAM GREENHOLTZ. Mr. Greenholtz is a retired senior optical networking architecture engineer for Verizon where he was responsible for technical evaluation of optical networking products. Mr. Greenholtz is currently a senior communications consultant and founder of Telecom Pragmatics, LLC, an advisory company to communication and financial services businesses.

           o JOE HOUSTON. Mr. Houston is the former President of the International Society of Optical Engineering and has 39 years of engineering expertise and technical management experience.

STRATEGY

     Our objective is to continue to grow our business as a provider of optoelectronic and signal processing services and products to U.S. Government customers and to leverage our intellectual property and assets in this field to government as well as communications customers. Key elements of our strategy include:

      o LEVERAGE TECHNOLOGY TO EXPAND U.S. GOVERNMENT BUSINESS. We intend to leverage our high technology services and products to the intelligence and defense communities to expand our participation in high growth areas of the U.S. Government.

      o BUILD ON RESEARCH AND DEVELOPMENT EFFORTS. We believe that a key to our continued success is our ongoing research and development efforts in the areas of optoelectronics and signal processing. We intend to continue robust research and development efforts in these areas in conjunction with our ongoing U.S. Government relationships and our work on HYPERFINE WDM and OPERATM. We intend to utilize company and customer funded research and development to develop technologies and products that have the potential for sizable and sustained market penetration.

      o PURSUE STRATEGIC ACQUISITIONS. We intend to pursue strategic acquisitions that can cost effectively add new customers, specific federal agency knowledge, or technological expertise to accelerate our access to existing or new markets.

      o ACCELERATE BUSINESS DEVELOPMENT EFFORTS. We intend to accelerate our business development efforts by hiring additional personnel in select government and communications areas, and leveraging the relationships that members of our management and technical teams and our advisory boards have with government and industry agencies.

      o EXPAND INTO COMMUNICATIONS MARKETS. We intend to expand sales of systems engineering services and our HYPERFINE WDM and OPERA(TM) products and technologies into the communications market. We believe we are well positioned to capitalize on communications spending for low cost products that increase the bandwidth and security of existing networks.

SERVICES AND PRODUCTS

     We provide advanced optoelectronic and signal processing services and products within the following four business areas:

   COMMUNICATIONS AND NETWORKS

     SIGNAL PROCESSING AND SYSTEMS ENGINEERING. We provide software and systems engineering services to the intelligence community. We significantly expanded our systems engineering capabilities by acquiring Sensys Development Laboratories, Inc., or SDL, in March 2003. SDL's skill and experience are highly complementary to our core competencies in image and signal processing technology. In October 2003, we were awarded a defense related contract for approximately $57.0 million over four years (a three-month base period plus four option years) for software and systems engineering and delivery of custom systems to national priority programs. The knowledge and capability of the SDL team enabled us to win this large contract.

     NETWORKING HARDWARE. We believe that our HYPERFINE WDM technology provides solutions to carriers who are seeking to upgrade their existing networks, currently characterized by rigid bandwidth provisioning, significant service delays, truck rolls for required upgrades and high life cycle costs, to networks that can provision by wavelength and provide tunable bandwidth, upgrades through installation of network cards and bandwidth on demand "pay as you go" infrastructures. The core characteristics of our HYPERFINE WDM technology include simple and small packaging, high channel density, low insertion loss, superior filter shape, low sensitivity to temperature changes, and the fact that it is a passive optical (does not require power to operate) technology. HYPERFINE WDM enabled networks will have the benefits of being simpler, with fewer components, less optical loss, and higher bandwidth carrying capacity than networks without HYPERFINE products.

     We have sold 10 HYPERFINE WDM devices including both prototype units for laboratory test networks and early production (alpha) units, based on advanced designs of the product. In addition, a number of large communications equipment companies, including Telcordia Corporation and Agilent have agreed to conduct field trials of our HYPERFINE WDM prototype and/or work with us on this technology. We are developing products for the remaining family of HYPERFINE WDM devices including: laser locker/monitor, optical spectrum analyzer, optical add/drop multiplexer, optical privacy encoder and optical code division multiple access, or OCDMA, systems.

     In July 2003, we were awarded a contract by a key government agency to apply HYPERFINE WDM to achieve privacy in an all optical network and a contract to create a technology roadmap for optical components. We are exploring with DARPA applying our communications technology to improve processor performance in next generation supercomputer performance.

     In November 2001, we entered into a manufacturing relationship with Harris Corporation that established Harris as the primary manufacturer of the HYPERFINE WDM product line. Harris has a well-deserved reputation as a reliable manufacturer of optical networking products.

     OPERATM is a technology that reduces the noise and improves communications performance in wireless and cellular networks. OPERATM is based on optical processor technology that we have been designing and deploying in defense applications for more than ten years. In general for these networks, other similar signals that interfere with reception are the most important factors that limit the distance, capacity (number of users) and speed of operation on the system. OPERATM allows the system to recognize these interfering signals and cancel their interference thereby significantly improving the performance of the system. OPERATM development is not scheduled to begin until 2005, based on current product priorities and available reserach and development funds.

   RADAR ANALYSIS

     We design, develop, manufacture and support advanced optical processing products. Advanced optical processors, or AOPs, are high performance radar signal processors that can be applied to radar signal analysis to provide advanced ballistic missile defense in a cost-effective, low size, low weight and low power package. In missile defense, the missile target must be identified, along with other items that make it harder to identify the missile so that the missile target can be isolated and "killed." In addition to radar analysis, our customers use our AOPs for cellular phone signal analysis, wideband electronic intelligence analysis, and encryption system exploitation.

     In May 2002, we were awarded a five-year $25.0 million indefinite delivery, indefinite quantity, or IDIQ, contract from the Naval Air Warfare Center to use our signal processing technology to enhance Department of Defense radar programs. Working for the Missile Defense Agency under this contract, we are designing and fabricating a prototype AOP. We will test the device at the Massachusetts Institute of Technology's Lincoln Laboratory facility and plan for a field demonstration. The laboratory and field tests are among the final steps prior to production of the AOP for Department of Defense applications.

   3-D IMAGING

     We  design,   develop,   manufacture  and  support  products  that  feature
optoelectronic processing and Synthetic Aperture Radar, or SAR, imagery technology to provide 3-D images. The work in this area revolves around our Virtual Lens Imaging technology. The Virtual Lens Imaging system, or VLI, is a patented high-resolution imaging system that leverages our experience in synthetic aperture imagery and optoelectronic system development. Our VLI technology incorporates an optoelectronic processor and has the ability to calculate images in real time. We developed our original optical computer, the ImSynTM computer, or image synthesis computer, in 1995. ImSynTM computers are still used to process image data today.

     These technologies are primarily used for military imaging that penetrates clouds, foliage and the ground, change detection, facility inspection, and can be used in other applications, such as utility monitoring, mineral exploration and other special purpose inspections. We have received approximately $5.0 million in SBIR contracts and continue to further this technology. We believe

   CRITICAL INFORMATION TECHNOLOGY INFRASTRUCTURE SERVICES

we are in position to apply this technology to major government programs for customers that are increasingly focusing on military imaging.

     We provide information technology services that facilitate the modernization, project management, integration and engineering analysis of the intelligence community's mission critical voice and video systems and associated infrastructure. In early 2003, we received a telecommunication services contract with a total multiyear contract value of over $30.0 million. We believe our technology infrastructure group has the potential for significant growth as the intelligence and defense communities focus on upgrading their communications infrastructure.

CUSTOMERS

     Our intelligence and defense customers typically exercise independent contracting authority. We serve our customers in either a prime contractor or sub-contractor capacity.

     Our intelligence customers include most of the 13 federal agencies that comprise the intelligence community listed below. Most of our intelligence customers require that they not be specifically disclosed.

Central Intelligence Agency                       Defense Intelligence Agency
National Security Agency                          Army Intelligence
Naval Intelligence                                Air Force Intelligence
Marine Corps Intelligence                         Department of State
Department of Energy                              Department of Treasury
Federal Bureau of Investigation                   National Reconnaissance Office
National Geospatial - Intelligence Agency

     Long-term relationships between intelligence customers and related contractors develop because of the high level of security clearances required to work on projects and unique technical requirement of intelligence customers. For example, we have been working closely with the NSA for over 20 years during which we have completed numerous projects and have several currently ongoing.

     We provide services and products to other customers within the U.S. defense community including DARPA and the Missile Defense Agency.

     The potential communications market for HYPERFINE WDM products includes a wide range of customers such as communications service providers, supercomputer vendors and optical networking vendors. In the communications market, we are positioning ourselves as a provider of HYPERFINE WDM optical components and subsystems to system vendors. This positioning will allow HYPERFINE WDM to be integrated into overall system architectures being sold to the communications service providers, and will leverage rather than attempt to compete with the established relationships between communications service providers and their system vendor of choice.

EMPLOYEES

     As of February 29, 2004, we have 131 employees. Our technical team has grown to over 108 with the formation of the Communications Services Division in late 2002 and the acquisition of SDL in March of 2003. Of our 131 employees, 98 have government security clearances, with a substantial majority holding Top Secret/Sensitive Compartmented Information clearances, or TS/SCI, which are security clearances at the highest levels. We believe we are successful in recruiting and retaining our employees by offering a competitive salary, benefits, growth prospects and the opportunity to perform mission critical services in a classified environment.

INTELLECTUAL PROPERTY

     We have 11 issued patents and 14 patents pending (U.S. and International) covering the core intellectual property for our products. Our patent portfolio is divided into four technology groups: HYPERFINE WDM, OPERATM, ImSynTM and Virtual Lens Imaging.

   HYPERFINE WDM

     We filed the first HYPERFINE WDM patent applications in the U.S. and other countries on October 13, 2000. These patents cover the use of the device as a receiver and demultiplexer for wavelength division multiplexing fiber optic networks. On January 22, 2002, we filed U.S. patent applications for use of HYPERFINE WDM technology as an add drop multiplexer and as an optical-code division multiple access, or OCDMA, system. In July 2002, we filed U.S. and international patent applications for several other HYPERFINE WDM optical signal processing architectures. On November 19, 2003, we filed our latest U.S. and international patent applications for HYPERFINE WDM as a private and secure fiber optic transmission system. Our first HYPERFINE WDM U.S. patent issued in August 2003 (U.S. Patent No. 6,608,721), "Optical Tapped Delay Line" includes 46 claims and expires June 20, 2020.

   OPERATM

     We filed a patent application for our OPERATM technology in the U.S. and in certain other countries on January 19, 2001 (U.S. Patent Pending No. 09/766,151). OPERATM is an optoelectronic system for wireless communications that eliminates interfering signals using optical correlation combined with multi-user detection algorithms.

   IMSYNTM

     We hold four U.S. patents on our ImSynTM technology. Three of these patents cover the optoelectronic architecture and applications including accelerating image reconstructions for SAR and Magnetic Resonance Imaging, or MRI. The fourth patent covers the sensing and reconstruction techniques of the Virtual Lens MicroscopeTM, or VLM, technology which is part of our VLI technology family. The VLM can be applied to semiconductor inspection, ground penetrating radar, biomedical imaging, and non-destructive testing.

     The first issued ImSynTM patent (U.S. Patent No. 5,079,555), "Sequential Image Synthesizer," includes 20 claims and expires January 7, 2009. The corresponding Canadian patent (No. 2,058,209), expires November 25, 2011. The corresponding European patent for a subset of the claims (No. 0543064) is in force in the United Kingdom and Germany, and will expire on November 21, 2011. Our patent in Japan (Patent No. 3113338) for the same claims as the U.S. patent will expire on October 29, 2011.

     The second issued ImSynTM patent (U.S. Patent No. 5,384,573), "Image Synthesis Using Time Sequential Holography," includes 157 claims and expires on January 24, 2012. A notification of allowance for a similar patent has been issued in Canada. In France, the United Kingdom, Germany and Italy, Patent EP0617797B1 has been awarded for a subset of the claims in the U.S. patent and this patent expires December 17, 2012.

     The third ImSynTM U.S. Patent No. 5,736,958, "Image Synthesis Using Time Sequential Holography," with 8 claims expires April 7, 2015. The fourth issued ImSyn(TM) patent (U.S. Patent No. 5,751,243), "Image Synthesis Using Time Sequential Holography" with 21 claims expires May 11, 2015.

   VIRTUAL LENS IMAGING

     The ImSynTM U.S. Patent No. 5,751,243 discloses the Virtual Lens Microscope, a 2-D and 3-D sensing and reconstruction technique called the Synthetic Aperture Microscope. On January 28, 2004, we received a Notice of Allowance from the U.S. Patent and Trademark Office for the second Virtual Lens Imaging patent. This patent, entitled "Efficient Fourier Transform Algorithm For Non-Uniform Data", discloses a set of techniques for 2-D and 3-D imaging.

COMPETITION

     We sell our services and products to the intelligence and defense communities. The level of security clearances required for this work limits the range of competitors against whom we compete for both services and products. In addition, the number of competitors is limited even further by the level of technical expertise required for both product and service deliveries to our government customers. We compete either as prime contractor or as a subcontractor, depending on the requirement and scope of the project. Our larger competitors for U.S. Government business include Lockheed Martin Corporation and divisions of large defense contractors such as Boeing Support Services.

     Competition in the communications market for network communications equipment is intense and has historically been dominated by such large companies as Alcatel, Ciena, Cisco Systems, JDS Uniphase, Lucent Technologies, NEC and Nortel Networks.

     In the communications market, we are still positioning our optical products and technology. Our communications products will be sold as part of an integrated solution. We intend to sell our products through well established channels within the communications industry in order to successfully introduce our technology and products into the market. Our products are based on patented technology, available only through us, which we believe have significant performance advantages over alternative products in the same market space, including simple and small packaging, high channel density, low insertion loss, superior filter shape, low sensitivity to temperature changes, and the fact that it is a passive optical (does not require power to operate) technology.

BACKLOG

     As of December 28, 2003, we had a total contract backlog, funded and unfunded, of approximately $112.8 million as compared with $52.1 million at December 29, 2002. Of these amounts, funded backlog was $15.0 million and unfunded backlog was $97.8 million at December 28, 2003 compared to $600,000 and $51.5 million, respectively, at fiscal year end 2002. Of the unfunded backlog at December 28, 2003, approximately $19.0 million represents the remaining balance of a $25.0 million U.S. Government five year Indefinite Delivery Indefinite Quantity, or IDIQ, contract through 2007 to provide technology to enhance Department of Defense radar programs. Unfunded backlog as of December 28, 2003 also includes the remaining balance of approximately $22.8 million on our $30.0 million, ten-year contract to provide communications systems support to the intelligence community. Backlog at December 28, 2003 includes $7.3 million funded and $48.4 million unfunded, unexpended total of $55.7 million, remaining of the award of an approximately $57.0 million contract for software and systems engineering that we received in October 2003. See "Business--Services and Products". Funded backlog as of December 28, 2003 does not include approximately $6.3 million of funding received in January 2004.

RISK FACTORS

     OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE MATERIALLY AND ADVERSELY AFFECTED DUE TO ANY OF THE FOLLOWING RISKS. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS.

               RISKS RELATED TO OUR BUSINESS AND FINANCIAL RESULTS

WE CURRENTLY RELY ON SALES TO U.S. GOVERNMENT ENTITIES AND THE LOSS OF CERTAIN OF OUR CONTRACTS WITH THE U.S. GOVERNMENT COULD HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

     We are highly dependent on sales to the U.S. Government. Contracts with the intelligence and defense communities and other departments and agencies of the Department of Defense, accounted for approximately 98%, or $15.9 million of our revenues, and 97%, or $4.4 million of our revenues, for the fiscal years ended December 28, 2003 and December 29, 2002, respectively. For the fiscal year ended December 29, 2002, our contract with the Missile Defense Agency accounted for 46% of our revenues.

     For the  fiscal  year  ended  December  28,  2003,  our top three  customer programs accounted for approximately 52% of our revenues. The loss or significant reduction in government funding of a program for which we are the contractor or in which we participate could reduce our revenue and cash flows and have an adverse effect on our operating results.

OUR U.S. GOVERNMENT CONTRACTS, UPON WHICH WE DEPEND, ARE ONLY PARTIALLY FUNDED AND THE U.S. GOVERNMENT HAS NO OBLIGATION TO FULLY FUND OUR CONTRACTS.

     Budget decisions made by the U.S. Government are outside of our control and have significant consequences for our business. The funding of U.S. Government contracts to which we are party is subject to Congressional appropriations. Although multi-year contracts may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, contracts often receive only partial funding initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for one of our U.S. Government contracts would result in a loss of anticipated future revenues attributable to that program which could have an adverse impact on our operations and increase our overall costs of doing business.

     Our backlog was approximately $112.8 million as of December 28, 2003, of which approximately $15.0 million was funded. In addition, the award to us in October 2003 of an approximately $57.0 million contract for software and systems engineering increased our backlog, of which there remains $7.3 million in funded and $48.4 million in unfunded backlog. Our backlog includes orders under contracts that in some cases extend for several years, with the latest expiring in 2011. The U.S. Government's ability to select multiple winners under multiple award schedule contracts, government-wide acquisition contracts, blanket purchase agreements and other indefinite delivery, indefinite quantity, or IDIQ, contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that unfunded contract backlog will result in actual orders. The actual receipt of revenues on engagements included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Moreover, under IDIQ contracts, the government is not obligated to order more than a minimum quantity of goods or services.

U.S. GOVERNMENT CONTRACTS ARE SUBJECT TO IMMEDIATE TERMINATION AND ARE HEAVILY REGULATED AND AUDITED.

     Our U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government's convenience. In addition, supplying defense-related services and equipment to U.S. Government agencies subjects our business to risks specific to the defense industry, including the ability of the U.S. Government to unilaterally:

      o suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

      o  terminate our existing contracts;

      o  reduce the value of our existing contracts;

      o audit our contract-related costs and fees, including allocated indirect costs; and

      o  control and prohibit the export of our products.

     Any of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. If the U.S. Government elects to terminate one of our contracts, we are only entitled to payment of compensation for work done and commitments made at the time of termination. If our U.S. Government contracts are terminated for default, we would be obligated to pay the excess costs incurred by the U.S. Government in procuring undelivered items from another source. If any or all of our U.S. Government contracts are terminated under either of these circumstances, we may be unable to procure new contracts to offset the lost revenues. Because a significant portion of our revenues are dependent on our procurement, performance and payment under our U.S. Government contracts, the loss of one or more large contracts would have an adverse impact on our financial condition.

WE ENTER INTO FIXED PRICE CONTRACTS THAT COULD SUBJECT US TO LOSSES IN THE EVENT COSTS EXCEED OUR EXPECTATIONS.

     We provide some of our services and products through fixed price contracts. For the fiscal year ended December 28, 2003, fixed price contracts accounted for 16% of our revenues. Fixed price contracts accounted for 28% and 45% of our revenues for the years ending December 29, 2002 and December 30, 2001, respectively. In a fixed price contract, the price is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we fully absorb cost overruns on fixed price contracts.

     Cost overruns reduce our profit margin on the contract and may result in a loss. A further risk associated with fixed price contracts is the difficulty of estimating sales and costs that are related to performance in accordance with contract specifications and the possibility of obsolescence in connection with long-term procurements. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract may reduce our profit, result in significant losses or cause a loss on the contract.

WE HAVE A HISTORY OF NET LOSSES AND WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

     Although we had net income of $140,000 for the fiscal year ended December 28, 2003, we incurred a net loss for each of our fiscal years ended December 29, 2002 and December 30, 2001. We also incurred net losses for the fiscal years ended December 31, 2000 and December 27, 1998. In 1999, we reported a small net income. As of December 28, 2003, we had an accumulated deficit of approximately $14.3 million. Our revenues increased from $2.6 million in fiscal 2001 to $4.5 million in fiscal year 2002, primarily as a result of higher revenues on new and expanding U.S. Government programs. In fiscal 2003, our revenues increased to approximately $16.3 million, primarily as a result of expansion of government programs and the inclusion of ten months of results for SDL, which we acquired effective March 1, 2003. From 2000 through the end of 2002, we funded our research and development activities primarily from the sale of equity securities. If we continue to incur significant research and development expenses, we will need to increase revenues to achieve and sustain consistent profitability. If revenues do not meet our expectations, or if our expenses exceed our expectations, we may incur substantial operating losses in the future, in which case the price of our common stock may decline.

IF WE ARE UNABLE TO MANAGE OUR GROWTH, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Achieving our plans for growth will place significant demands on our management, as well as on our administrative, operational and financial resources. For us to successfully manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising the quality of our services and products, our business, prospects, financial condition or operating results could be adversely affected.

A KEY PART OF OUR STRATEGY INVOLVES PURSUING ACQUISITIONS, HOWEVER, SUCH ACQUISITIONS MAY NOT ACHIEVE ALL INTENDED BENEFITS.

     A key part of our strategy is to selectively pursue acquisitions. We recently acquired SDL, are currently identifying potential acquisition opportunities, and intend to continue to pursue acquisition opportunities in the future. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. We may use all or a substantial portion of the net proceeds to us from our recent follow-on public offering in December 2003 on one or more acquisitions. We may incur significant amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with companies, businesses or technologies that we acquire.

     Acquisitions and strategic investments involve numerous other risks, including:

      o difficulties in integrating the operations, technologies, and products of the acquired companies;

      o  diversion of management's attention from our existing business;

      o  potential difficulties in completing projects of the acquired company;

      o  the potential loss of key employees of the acquired company; and

      o  dependence on unfamiliar or relatively small supply partners.

OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL.

     Our success has historically depended in large part on our ability to attract and retain highly-skilled technical, managerial and operational personnel, particularly those knowledgeable about the U.S. Government intelligence and defense agencies and skilled in optoelectronics and optical communications equipment. In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good customer relationships and to identify new business opportunities. The loss of key personnel may impair our ability to obtain new U.S. Government contracts or adequately perform under our current U.S. Government contracts. We also rely on the skills and expertise of our senior technical development personnel, the loss of any of which could prevent us from completing current development and restrict new development. We do not currently maintain "key man" insurance on any of our executives or key employees.

OUR QUARTERLY OPERATING RESULTS MAY VARY WIDELY.

     Our quarterly revenues and operating results have in the past, and may in the future, fluctuate significantly. A number of factors cause our revenue, cash flow and operating results to vary from quarter to quarter, including:

      o  acquisitions of other businesses;

      o commencement, completion or termination of contracts during any particular quarter;

      o  variable  purchasing  patterns   under  government  contracts,  blanket
          purchase  agreements  and   ndefinite  delivery,  indefinite  quantity
          contracts;

      o  changes   in  Presidential  administrations  and  senior  U.S.  Federal
          Government officials that affect the timing of technology procurement; and

      o  changes  in  policy  or  budgetary   measures  that  adversely   affect
          appropriations for government contracts in general.

     Changes in the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We may incur significant operating expenses during the start-up and early stages of contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain Congressional and Presidential approval in a timely manner.

SINCE WE ARE CURRENTLY DEVELOPING OUR OPTICAL AND WIRELESS COMMUNICATIONS PRODUCTS, IT IS DIFFICULT TO EVALUATE OUR FUTURE BUSINESS AND PROSPECTS.

     We have traditionally derived our revenues from contracts with the U.S. Government. While we intend to enhance and expand our government business, we are continuing our work to develop new optoelectronics communications products, including for our HYPERFINE WDM fiber optic communications technology and OPERA(TM) technology. Since we have not begun significant communications sales of these products, our communications revenue and profit potential is unproven and our limited history in the communications field makes it difficult to evaluate our business and prospects. We cannot accurately forecast our communications revenue and we have limited historical financial data upon which to base production budgets. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company developing new communications products for a rapidly changing industry.

WE FACE INTENSE COMPETITION FROM MANY COMPETITORS THAT HAVE GREATER RESOURCES THAN WE DO, WHICH COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE.

     We operate in highly competitive markets and may encounter intense competition to win U.S. Government contracts. If we are unable to successfully compete for new business, our revenue growth may decline. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources than we do. Larger competitors include Lockheed Martin Corporation and divisions of large defense contractors such as Boeing Support Services. Our larger competitors may be able to compete more effectively for very large scale government contracts. Our larger competitors may also be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualification, past performance on larger scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address customers' needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge against whom it will be difficult for us to compete.

     In addition, competition in the communications market for network communications equipment is intense. This market has historically been dominated by such large companies as Alcatel, Ciena, Cisco Systems, JDS Uniphase, Lucent Technologies, NEC and Nortel Networks. Some of these companies, as well as emerging companies, are currently developing products that may compete in the specialty areas that our technology is designed to address. We may face competition from other large communications companies who may enter our proposed markets. Many of these possible competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and business development resources than we do and may be able to undertake more extensive marketing efforts and adopt more aggressive pricing policies than we can. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter our markets, further intensifying competition.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY EFFECTIVELY, WE MAY BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGIES, WHICH WOULD IMPAIR OUR COMPETITIVE ADVANTAGE.

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our key employees and consultants and control access to and distribution of our software, documentation and other proprietary information. We believe that our patents and patent applications provide us with a competitive advantage. Accordingly, in the event our products and technologies under development gain market acceptance, patent protection would be important to our business. However, obtaining patent and other intellectual property protection may not adequately protect our rights or permit us to gain or keep any competitive advantage. For instance, unauthorized parties may attempt to copy, reverse engineer or otherwise obtain and use our patented products or technology without our permission, eroding or eliminating the competitive advantage we hope to gain though the exclusive rights provided by patent protection. Moreover, our existing patents and patents we have applied for (if granted) may not protect us against competitors that independently develop proprietary technologies that are substantially equivalent or superior to our technologies, or design around our patents. The competitive advantage provided by patenting our technology may erode if we do not upgrade, enhance and improve our technology on an ongoing basis to meet competitive challenges.

     In addition, we conduct research and development under contracts with the U.S. Government. In general, our rights to technologies we develop under those contracts are subject to the U.S. Government's non-exclusive, non-royalty bearing, worldwide license to use those technologies. In the case of SBIR contracts, the U.S. Government has limited rights to the delivered data for five years after project completion, and unlimited rights after five years.

     Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. A description of our patents and patent applications is contained in this Form 10-K under "Business--Intellectual Property."

THERE IS A RISK THAT SOME OF OUR PATENT APPLICATIONS WILL NOT BE GRANTED.

     Although we have received our first HYPERFINE WDM patent, we have filed several other applications for U.S. patents relating to our HYPERFINE WDM and OPERA(TM) technologies, and there is a risk that some or all of the pending applications will not issue as patents. Although we believe our patent applications are valid, the failure of our pending applications to issue as patents would affect the competitive advantage we hope to gain by obtaining patent protection and could have a material adverse effect upon our business and results of operations.

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY, DIVERT THE TIME AND ATTENTION OF OUR MANAGEMENT AND PREVENT US FROM SELLING OUR PRODUCTS.

     We or our customers may be a party to litigation in the future to protect our intellectual property or to respond to allegations that we infringe on others' intellectual property. We have not performed any patent infringement clearance searches and are not in a position to assess the likelihood that any claims would be asserted. If any parties assert that our products infringe upon their proprietary rights, we would be forced to defend ourselves and possibly our customers against the alleged infringement. If we are unsuccessful in any intellectual property litigation, we could be subject to significant liability
for  damages  and  loss  of  our  proprietary  rights.   Intellectual
property litigation, regardless of its success, would likely be time consuming and expensive to resolve and would divert management's time and attention. In addition, we could be forced to do one or more of the following:

      o stop selling, incorporating or using our products that include the challenged intellectual property;

      o obtain from the owner of any infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

      o  re-design those products that use the technology.

     If we are forced to take any of these actions, our business could be seriously harmed.

IF NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY ARE NOT AVAILABLE TO US OR ARE VERY EXPENSIVE, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE HARMED.

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

                RISKS RELATED TO THE OPTICAL NETWORKING INDUSTRY

OUR ABILITY TO EXPAND INTO THE COMMUNICATIONS OPTICAL NETWORKING MARKET MAY BE ADVERSELY AFFECTED BY UNFAVORABLE AND UNCERTAIN CONDITIONS IN THE COMMUNICATIONS INDUSTRY AND THE ECONOMY IN GENERAL.

     The market for communications equipment, including optical components, has suffered a severe and prolonged downturn. Many of our potential customers have experienced significant financial distress, and some have gone out of business. This has resulted in a significant consolidation in the communications equipment industry, combined with a substantial reduction in overall demand. In addition, most of our potential customers have become more conservative and uncertain about their future purchases, which have made our communications business slow to materialize.

     We expect the factors described above to continue to affect our business for an indeterminate period, in several significant ways:

      o capital expenditures by many of our potential customers may be flat or reduced;

      o  increased   competition   resulting   from  reduced  demand   will  put
          substantial downward pressures on the pricing of our products, tending to reduce profit margins;

      o increased competition may enable customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance, as a condition of procuring their business; and

      o  the   bankruptcies   or  weakened   financial   condition   of  several
          communications companies may adversely affect the market for our optical networking products.

     The result of any one or a combination of these factors could eliminate or reduce our ability to penetrate this market.

OUR OPTOELECTRONIC PRODUCTS ARE COMPLEX, OPERATE IN COMPLEX ENVIRONMENTS AND HAVE NOT YET BEEN WIDELY DEPLOYED. IF OUR PRODUCTS CONTAIN DEFECTS THAT ARE UNDISCOVERED UNTIL FULL DEPLOYMENT WE MAY INCUR SIGNIFICANT UNEXPECTED EXPENSES, LOSSES OF SALES AND HARM TO OUR REPUTATION.

     Optoelectronic products are complex and are designed to be deployed across complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Customers may discover errors or defects in the hardware or the software, or products we develop may not operate as expected, after they have been fully deployed. If we are unable to fix defects or other problems that may be identified in full deployment, we would likely experience:

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

                          RISKS RELATED TO OUR COMPANY

A LIMITED NUMBER OF SHAREHOLDERS ARE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER MATTERS REQUIRING SHAREHOLDER APPROVAL.

     As of January 31, 2004, a few private investors collectively hold approximately 5.1 million shares, or 34.3%, of our total outstanding shares of common stock. Accordingly, these investors could seek to exercise significant control and influence of certain actions requiring the approval of the holders of shares of our common stock. This concentration of ownership may also delay or prevent a change in control of us or reduce the price other investors might be willing to pay for our common stock. In addition, the interests of this limited number of investors may conflict with the interests of other holders of our common stock.

THERE IS CURRENTLY ONLY A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK.

     Our common stock was included for listing on the American Stock Exchange, or AMEX, on June 4, 2003. Prior to being listed on AMEX, our common stock was traded on the OTC Bulletin Board. Historically, there has been only a limited public market for our common stock and there may be difficulty in selling shares of our common stock. In addition, in the event our operating results fall below the expectations of public market analysts and investors, the market price of our common stock would likely decline.

THE  MARKET  PRICE  OF  OUR  COMMON  STOCK  IS  SUBJECT  TO  SIGNIFICANT   PRICE
FLUCTUATIONS.

     The trading price of our common stock has historically been volatile and will likely continue to fluctuate significantly in the future. This volatility has often been unrelated to our operating performance. Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price such investors paid for their shares or at any price at all.

SALES OF A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK BY EXISTING SHAREHOLDERS COULD CAUSE THE MARKET PRICE OR OUR COMMON STOCK TO DECLINE.

     If our shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We are unable to predict the effect that sales may have on the then prevailing market price of our common stock.

     As of February 27, 2004, there remain registered for resale under the Securities Act approximately 2.6 million shares of our common stock on behalf of certain of our shareholders. In addition, 2.0 million common shares issued in December 2003 upon the conversion of warrants are subject to registration rights upon demand, and there are approximately 192,307 shares of our common stock issued in December 2003 upon conversion of a note payable, the holder of which is entitled to "piggy-back" registration rights. Sales of substantial amounts of common stock under Rule 144 or pursuant to the holder's registration rights, or the perception that such sales may occur, could depress the market price of our common stock. All of these shares will become eligible for public resale at various times within two years subject to volume limitations and certain restrictions on sales by affiliates.

CHANGES IN STOCK OPTION ACCOUNTING RULES MAY ADVERSELY IMPACT OUR OPERATING RESULTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

     Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", allows companies the choice of either using a fair value method of accounting for options which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

     On March 12, 2003, the Financial Accounting Standards Board (FASB) announced its plans to re-deliberate the appropriate accounting for employee stock options with a goal to have one standard applicable to all companies. The FASB expects to have the new standard become effective sometime in 2005. If the FASB requires expensing of employee stock options by all companies, our results of operations prepared in accordance with generally accepted accounting principles would be adversely impacted.

ITEM 2.       PROPERTIES

OFFICE FACILITIES

     We lease approximately 18,000 square feet of space in our corporate headquarters and offices at 9150 Guilford Road, Columbia, Maryland. This lease expires October 2005. We also have approximately 7,421 square feet of lease space at 135 National Business Parkway, Annapolis Junction, Maryland that expires December 31, 2007.

     The Company is looking to expand its facilities to accommodate the growth in its operations. The Company believes there is space available to meet its business needs.

ITEM 3.       LEGAL PROCEEDINGS

           None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.
                                       24

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has traded on the AMEX, under the symbol "EYW" since June 4, 2003. Prior to that time, the common stock traded on the OTC Bulletin Board. The following table sets forth the range of high and low intra-day sales prices reported for our common stock on those markets for the periods indicated.

                                                      HIGH            LOW
                                                      ----            ---
Year Ended December 30, 2001:
      First Quarter      .....................     $     5.25     $     2.22
      Second Quarter     .....................     $     4.80     $     2.88
      Third Quarter      .....................     $     6.70     $     3.30
      Fourth Quarter     .....................     $     7.50     $     5.55
Year Ended December 29, 2002:
      First Quarter      .....................     $     8.25     $     3.60
      Second Quarter     .....................     $     6.40     $     3.15
      Third Quarter      .....................     $     4.25     $     2.15
      Fourth Quarter     .....................     $     3.56     $     1.50
Year Ending December 28, 2003:
      First Quarter      .....................     $     3.90     $     2.55
      Second Quarter     .....................     $     5.85     $     2.85
      Third Quarter      .....................     $     6.28     $     4.31
      Fourth Quarter     .....................     $    10.45     $     5.55

     On March 1, 2004, the last reported sale price for our common stock on the AMEX was $8.35 per share. As of March 1, 2004, there were 326 shareholders of record of our common stock.

DIVIDEND POLICY

     We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth information as of December 28, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance.


                                     NUMBER OF SECURITIES TO        WEIGHTED AVERAGE           NUMBER OF SECURITIES
                                     BE ISSUED UPON EXERCISE        EXERCISE PRICE OF          REMAINING AVAILABLE
                                     OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,         FOR FUTURE ISSUANCE
        PLAN CATEGORY                  WARRANTS AND RIGHTS         WARRANTS AND RIGHTS        (EXCLUDING COLUMN (A))

                                               (A)                        (B)                           (C)
-------------------------------     -------------------------- ---------------------------- -------------------------

EQUITY COMPENSATION PLANS
APPROVED BY SECURITY HOLDERS                  1,537,200                       $3.26                   272,900

EQUITY COMPENSATION PLANS NOT
APPROVED BY SECURITY HOLDERS (1)(2)             620,673                       $2.56                     7,550

                                    --------------------------                             --------------------------
TOTAL                                         2,157,873                                               280,450

      (1)Represents shares of common stock underlying non-qualified stock options issued outside of any formal plan. Generally, options granted outside equity compensation plans have grant prices equal to or greater than the fair market value of the underlying stock on the grant date and have a term of 10 years. The Board will adjust non-plan awards to make appropriate adjustments in the number of shares underlying options in the event of a stock split, merger, or other change in capital structure of the Company. Other specific conditions of the awards, such as vesting and termination provisions, are individually determined.

      (2)Includes remaining 179,173 options issued at below market prices in exchange for fully vested outstanding options of acquired company.


ITEM 6.       SELECTED FINANCIAL DATA

     The following table sets forth the selected consolidated statement of operations data, consolidated balance sheet data and other data for each of the periods indicated. The selected financial data for fiscal years 1999, 2000, 2001, 2002 and 2003 are derived from our audited financial statements and related notes. Such financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial position and results of operations for these periods. You should not assume that the results below indicate results that we will achieve in the future. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes.

                                                                    FISCAL YEAR ENDED
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          DEC. 26,         DEC. 31,     DEC. 30,        DEC. 29,        DEC. 28,
                                            1999             2000         2001            2002            2003
                                            ----             ----         ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues                                 $   4,813      $   3,255      $   2,642      $   4,506      $  16,286

Costs of goods sold and services
  provided                                  (2,524)        (1,626)        (1,342)        (2,594)       (10,389)
                                         ---------      ---------      ---------      ---------      ---------

Gross margin                                 2,289          1,629          1,300          1,912          5,897

Selling, general and administrative
   expenses                                 (1,693)        (2,041)        (2,460)        (2,667)        (4,905)

Research and development                      (495)          (771)        (2,417)        (1,395)          (403)

Amortization of other intangible assets         --             --             --             --           (381)
                                         ---------      ---------      ---------      ---------      ---------

Operating income (loss)                        101         (1,183)        (3,577)        (2,150)           208

Interest income (expense), net                 (56)            (8)             8            (24)           (69)
                                         ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes               45         (1,191)        (3,569)        (2,174)           139

Benefit (provision) for income taxes            --             --             --             --             --
                                         ---------      ---------      ---------      ---------      ---------

Net income (loss)                               45         (1,191)        (3,569)        (2,174)           139

Beneficial conversion feature of
   convertible preferred stock                  --         (1,250)          (750)            --             --
                                         ---------      ---------      ---------      ---------      ---------

Net income (loss) attributable to
   common shareholders                   $      45      $  (2,441)     $  (4,319)     $  (2,174)     $     139
                                         =========      =========      =========      =========      =========

Net income (loss) per share-- basic      $    0.01      $   (0.52)     $   (0.67)     $   (0.29)     $    0.02

Net income (loss) per share-- diluted    $    0.01      $   (0.52)     $   (0.67)     $   (0.29)     $    0.01

Shares used in per share calculations
  -- basic                                   4,398          4,717          6,494          7,411          8,706

Shares used in per share calculations
  -- diluted                                 4,398          4,717          6,494          7,411          9,798


                                                                          AS OF

                                          DEC. 26,         DEC. 31,     DEC. 30,        DEC. 29,        DEC. 28,
                                            1999             2000         2001            2002            2003
                                            ----             ----         ----            ----            ----
BALANCE SHEET DATA:
Working capital                          $     384      $     736      $     112      $     222      $  32,971

Total assets                                 1,609          1,619          1,553          2,343         39,726

Total debt                                     444             23            191            745            104

Shareholders' equity                           610          1,091            645            358         36,745

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. See "Forward Looking Statements." For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please see "Risk Factors" beginning on page 15.

OVERVIEW

     Essex provides advanced optoelectronic and signal processing services and products for U.S. Government intelligence and defense customers and communications customers with whom we have established and maintained long standing and successful relationships. We provide optoelectronic and signal processing services to classified U.S. Government customers under next generation research and development contracts. We support the intelligence community's mission critical voice and video systems infrastructure and provide systems engineering services to highly classified U.S. Government customers. We build optical communications and networking system elements and components, as well as signal and image processing software products. While we have historically sold our products to the intelligence and defense markets, we believe our existing products and our patent portfolio position us well to benefit from spending on next generation technology that decreases the costs and increases the speed, performance and security of existing communications networks.

     Most of our revenues are derived from contracts with the U.S. Government, where we are either the prime contractor or a subcontractor, depending on the contract. Contracts with the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense, accounted for approximately 84%, or $2.2 million of our revenues, and 97%, or $4.4 million of our revenues, for the fiscal years ended December 30, 2001 and December 29, 2002, respectively. For the fiscal year ended December 28, 2003, revenues derived from U.S. Government programs were $15.9 million, or 98% of our revenues. We received a substantial amount of our intelligence and defense community revenues for 2003 from sole source contracts.

     Our most significant expense is our cost of goods sold and services provided, which consists primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete contracts, including cost of materials and subcontract efforts. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on our cost of goods sold and services provided.
Selling, general and administrative expenses consist primarily of costs associated with our management, finance and administrative groups, personnel training, business development expenses which include bid and proposal efforts, and occupancy, travel and other corporate costs.

     In March 2003, we acquired 100% of the common stock of Sensys Development Laboratories, Inc., or SDL. The assigned value of the consideration and related expenses was approximately $4.4 million. SDL provides both system and software engineering technical support to U.S. Government customers and prime contractors supporting government programs. SDL has an established workforce with specialized experience and credentials. For its most recent fiscal year ended September 30, 2002, SDL had revenues of $3.1 million and operated at an annualized level of approximately $7.0 million for fiscal 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates, including those related to revenue recognition, research and development, inventories, intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

   REVENUE RECOGNITION

     We enter into three types of U.S. Government contracts: cost plus fixed fee, fixed price and time and material. We recognize revenue on cost plus fixed fee contracts to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the contract and still deliver the scope of work proposed. Even though cost plus fixed fee contracts generally do not require that we expend costs in excess of the contract value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted and allocated in accordance with government cost accounting requirements. On fixed price contracts, we must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the contract and the required hours or work product will be delivered. On fixed price product orders, revenue is not recorded until we determine that the goods have been delivered and accepted by the customer. On time and material contracts, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. This is generally the most straightforward revenue computation. We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fixed fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fixed fee contracts.

     The following table sets forth the percentage of revenues under each type of contract for the fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003:

                                                     PERCENTAGE OF REVENUES BY
                                                           CONTRACT TYPE
                                                         FISCAL YEAR ENDED
                                                  DEC. 30,   DEC. 29,   DEC. 28,
                                                    2001       2002       2003
                                                    ----       ----       ----
   Cost plus fixed fee  .......................      38.4%      67.5%      27.5%

   Time and material    .......................      16.4        4.7       56.9

   Fixed price          .......................      45.2       27.8       15.6
                                                   ------     ------     ------

         Total          .......................     100.0%     100.O%     100.0%
                                                   ======     ======     ======

    COSTS OF GOODS SOLD AND SERVICES PROVIDED

     Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (for example, leave time, medical/dental, retirement plan, payroll taxes, employee welfare, worker's compensation and other benefits), subcontractor costs, consultant fees, travel expenses, materials and equipment. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot generally be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, certain general and administrative expenses, financing and merger/acquisition costs.

   RESEARCH AND DEVELOPMENT

     We have expended significant amounts on research and development of new products and technologies. In accordance with generally accepted accounting principles, we expense and do not capitalize and add to inventory our research and development expenses. When product design and prototypes are finalized and product marketability and viability have been established, expenditures for inventory are treated accordingly. There is a judgmental aspect to this decision which could result in over-expensing in some cases or the early capitalization in other cases of such expenditures.

   GOODWILL AND OTHER INTANGIBLE ASSETS

     Business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. We have adopted Statement of Financial Accounting Standards, or SFAS, No. 142 "Goodwill and Other Intangible Assets",which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units.

    BUSINESS COMBINATION

     We apply the provisions of SFAS No. 141, Business Combinations, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgment that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. No adjustments to purchase price were made subsequent to year end 2003 for the acquisition made in 2003. External costs incurred related to successful business combinations are capitalized as costs of business combinations, while internal costs incurred by us for acquisition opportunities are expensed.

    OFF BALANCE SHEET ARRANGEMENTS

     The Company does not have any off balance sheet arrangements with or through any unconsolidated entity or which have not been recognized and disclosed in these financial statements.

RESULTS OF OPERATIONS

     The following table sets forth, for each period indicated, the percentage of items in the statement of operations in relation to revenue.

                                                                    FISCAL YEAR ENDED
                                                             DEC. 30,   DEC. 29,    DEC. 28,
                                                               2001       2002        2003
                                                               ----       ----        ----
Revenues   ...............................................     100.0%      100.0%     100.0%

Costs of goods sold and services provided   ..............     (50.8)      (57.6)     (63.8)
                                                             -------     -------    -------

Gross margin   ...........................................      49.2        42.4       36.2

Selling, general and administrative expenses   ...........     (93.1)      (59.2)     (30.1)

Research and development   ...............................     (91.5)      (30.9)      (2.5)

Amortization of other intangible assets   ................      (0.0)       (0.0)      (2.3)
                                                             --------    --------   --------

Operating (loss) income   ................................    (135.4)      (47.7)       1.3

Interest income (expense), net   .........................       0.3        (0.5)      (0.4)
                                                             -------     --------   --------

(Loss) income before income taxes   ......................    (135.1)      (48.2)       0.9

Benefit (provision) for income taxes   ...................       0.0         0.0        0.0
                                                             -------     -------    -------

Net (loss) income   ......................................    (135.1)      (48.2)       0.9

Beneficial conversion feature of convertible
 preferred stock  ........................................     (28.4)        0.0        0.0
                                                             -------     -------    -------

Net (loss) income attributable to common shareholders ....    (163.5)%     (48.2)%      0.9%
                                                             =======     =======    =======

FISCAL YEAR ENDED DECEMBER 28, 2003 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 29, 2002

     REVENUES. Our revenues were $16.3 million and $4.5 million in fiscal 2003 and 2002, respectively. Revenues in fiscal 2003 include $5.8 million for ten months of operations from SDL, which we acquired in March 2003. Excluding SDL, revenues in 2003 were $10.5 million or $6.0 million higher than 2002 due to several factors. A key factor was the increased activity on the U.S. Government Missile Defense Agency program for design of a next generation advanced optoelectronics radar processor, or AOP, demonstration unit. This program generated revenues of $3.3 million in fiscal 2003 compared to revenues of $2.1 million in 2002 as we did not begin this program until May 2002. Our communications services contracts contributed $3.5 million of revenues in fiscal 2003 and $32,000 of revenues in fiscal 2002. Additionally, in fiscal 2003 we sold $1.1 million of products and equipment, including the sale of ten HYPERFINE WDM family devices, consisting of five prototype demultiplexers and five of the new flat-top HYPERFINE WDM devices for use in building advanced optical code division multiple access systems, for $460,000 to several government and intermediate customers. We had only $107,000 of such products and equipment sales in fiscal 2002.

     COST OF GOODS SOLD AND SERVICES PROVIDED. Our cost of goods sold and services provided increased by $7.8 million to $10.4 million in fiscal 2003 from $2.6 million in fiscal 2002. As a percentage of revenues, cost of goods sold and services provided was approximately 63.8% for fiscal 2003, compared to approximately 57.6% for fiscal 2002. In fiscal 2003, due to the SDL acquisition and communications sales referenced previously, there was a significant increase in the direct labor and associated costs for work performed at our customers' facilities. We receive a lower markup on work performed at customer facilities. Overall, the higher volume during 2003 contributed a larger amount of gross profit, though at a lower gross profit percentage.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.2 million to $4.9 million for fiscal 2003 from $2.7 million for fiscal 2002. The increase was due to increased business development and higher management costs in the government contracts area, and to the recurring costs of the acquired company related to its operations.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses declined by $992,000 to $403,000 for fiscal 2003 from $1.4 million in fiscal 2002. We incurred the majority of our research and development expenses on efforts related to development of our optical communications technology.

     AMORTIZATION OF OTHER INTANGIBLE ASSETS. During fiscal 2003, amortization of other intangible assets was $381,000, all of which was related to the SDL acquisition. We expect the remaining balance of $50,000 of other intangible assets to be substantially amortized within approximately three months. We had no amortization cost in fiscal 2002.

     NET INTEREST EXPENSE. Net interest expense was $69,000 and $24,000 in fiscal 2003 and 2002, respectively. The increase in net interest expense reflects an increase in our debt and costs related to our accounts receivable facility prior to the completion of our follow-on public offering in mid December 2003.

     NET INCOME (LOSS). Net income was $140,000 and net loss was $2.2 million in fiscal 2003 and 2002, respectively. We are in a net operating loss carry forward position for book and tax purposes. We did not recognize any provision for income taxes in 2003 due to our net operating loss carry forwards.

FISCAL YEAR ENDED DECEMBER 29, 2002 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 30, 2001

     REVENUES. Our revenues increased to $4.5 million in fiscal 2002 from $2.6 million in fiscal 2001. Our revenue growth was primarily due to the $2.1 million in revenue we derived from the U.S. Government Missile Defense Agency program for design of a next generation AOP demonstration unit, including procurement of necessary materials and equipment. This initial phase commenced May 2002 and was substantially completed by December 2002.

     COST OF GOODS SOLD AND SERVICES PROVIDED. Our cost of goods sold and services provided increased by $1.3 million to $2.6 million for fiscal 2002 from $1.3 million for fiscal 2001. As a percentage of revenues, cost of goods sold and services provided was 57.6% in fiscal 2002 compared to 50.8% in fiscal 2001. In fiscal 2001, the major component of cost of goods sold and services provided was direct labor and associated costs. In fiscal 2002, due to our new AOP program, we experienced a significant increase in the direct materials and equipment component of cost of goods sold and services provided. We receive a higher markup on direct labor than direct material and equipment costs.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses increased by $208,000 to $2.7 million in fiscal 2002 from $2.5 million in fiscal 2001. Selling, general and administrative expenses increased slightly in fiscal 2002, particularly our marketing expenses related to our new optoelectronics and communications devices. In fiscal 2002, we also incurred higher expenses related to our efforts to raise additional financing.

     RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses decreased in fiscal 2002 to $1.4 million from $2.4 million in fiscal 2001. The initial HYPERFINE WDM development in 2001 required significant expenditure to outside vendors for materials and non-recurring engineering services.

     AMORTIZATION OF OTHER INTANGIBLE ASSETS. We had no expense associated with the amortization of intangible assets in either of fiscal 2002 or 2001.

     NET INTEREST INCOME (EXPENSE). We had net interest expense of $24,000 in fiscal 2002 compared to net interest income of $8,000 in fiscal 2001. In fiscal 2001, interest income, primarily from the temporary investment of funds from private placements of our common stock, offset $18,000 in interest expense. In 2002, we had less cash available for temporary investment.

     NET LOSS. Our net loss was $2.2 million and $3.6 million in fiscal 2002 and 2001, respectively. Our fiscal 2002 net loss declined primarily due to the decline in research and development expenses and increased revenues covering a greater portion of fixed expenses.

     BENEFICIAL CONVERSION EXPENSE. We recognized a $750,000 charge in fiscal 2001 from the beneficial conversion feature of convertible preferred stock. As proceeds were received from the sale of preferred stock in 2001 and 2000, we recognized the pro rata beneficial conversion feature on the convertible preferred stock as a deemed dividend for purposes of computing net loss attributable to common shareholders and per share amounts. The total recorded was $750,000 in 2001 and $1.3 million in 2000. This imputed amount had no effect on our net loss from operations or cash flows. These expenses resulted in a net loss attributable to common stock of $4.3 million and $2.4 million in fiscal 2001 and 2000, respectively.

BACKLOG

     As of December 28, 2003, we had a total contract backlog, funded and unfunded, of approximately $112.8 million as compared with $52.1 million at December 29, 2002. Of these amounts, funded backlog was $15.0 million and unfunded backlog was $97.8 million at December 28, 2003 compared to $600,000 and $51.5 million, respectively, at fiscal year end 2002. Of the unfunded backlog at December 28, 2003, approximately $19.0 million represents the remaining balance of a $25.0 million U.S. Government five year Indefinite Delivery Indefinite Quantity, or IDIQ, contract through 2007 to provide technology to enhance Department of Defense radar programs. Unfunded backlog as of December 28, 2003 also includes the remaining balance of approximately $22.8 million on our $30.0 million, ten-year contract to provide communications systems support to the intelligence community. Backlog at December 28, 2003 includes $7.3 million funded and $48.4 million unfunded, unexpended total of $55.7 million, remaining of the award of an approximately $57.0 million contract for software and systems engineering that we received in October 2003. See "Business--Services and Products". Funded backlog as of December 28, 2003 does not include approximately $6.3 million of funding received in January 2004.

     Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts. Even though such contracts are fully funded by appropriations, they are subject to other risks inherent in government and communications contracts, such as termination for the convenience of the customer.

NET OPERATING LOSS CARRY FORWARD

     We are in a net operating loss ("NOL") carry forward position. The NOL and other tax credits can be used to offset future taxable income and taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures and acquisitions. Based upon our current level of operations, we expect that our cash flow from operations and amounts we are able to borrow under our accounts receivable facility, will be adequate to meet our anticipated needs for the foreseeable future. A significant part of our business strategy is to pursue one or more significant strategic acquisitions, and we may use all or a substantial portion of the net proceeds from our recent public offering for such acquisitions.

     During fiscal year 2003, net cash used in operating activities was $228,000. Cash provided from net income and non cash depreciation, amortization and other charges of approximately $880,000 was offset by an increase in accounts receivable net of the change in billings in excess of costs, accounts payable and accrued items of $1,108,000. The increase in accounts receivable during 2003 was due to the increase in sales and does not reflect any change in payment cycle. The net cash used in operating activities of $1.6 million and $3.3 million during fiscal 2002 and 2001, respectively, was a result of the losses we incurred in those periods, primarily due to the research and development expenditures for our optoelectronics services and products. Our working capital at December 28, 2003 increased to $33.0 million from $222,000 at fiscal year end 2002. The increase was primarily the result of our recent follow-on public offering from which we netted $31.4 million and also as a result of our acquisition of SDL in early 2003 for predominately common stock after deducting the $309,000 of cash consideration paid.

     During fiscal year 2003, we used net cash of $501,000 in investing activities. Of this amount, $309,000 represents the cash consideration paid in our acquisition of SDL. We also spent $194,000 in 2003 for property and equipment to support our growing work force. The net cash used in investing activities of $30,000 and $81,000 during fiscal 2002 and 2001, respectively, was for purchases of equipment.

     During fiscal year 2003, net cash provided by financing activities of $31.5 million resulted primarily from our recent follow-on public offering. In fiscal 2002 and 2001, the net cash provided by financing activities was $2.1 million and $3.0 million, respectively, and primarily resulted from our completion of private placements of equity or debt securities to private investors. We received $2.0 million and $3.0 million in fiscal 2002 and fiscal 2001, respectively, from these private placements. The funds have been used primarily for the development of the optical communications device technologies.

     We currently have a working capital financing agreement with an accounts receivable factoring organization. Under this agreement, the factoring organization may purchase certain of our accounts receivable subject to full recourse against us in the case of nonpayment by our customers. We generally receive 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. We are charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of December 28, 2003 and $169,000 as of December 29, 2002.

INFLATION

     Because of our substantial activities in professional services and product development, our business is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, we must structure our compensation programs competitively. The wage demand effect of inflation is felt almost immediately in our costs, however, the net effect during the years presented is minimal.

     The inflation rate in the United States generally has little impact on our cost-reimbursable type contracts and other short-term contracts. For longer-term, fixed price type contracts, we endeavor to protect our margins by including cost escalation provisions or other specific inflation protective terms in these contracts.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

   CONTRACTUAL CASH OBLIGATIONS

     The following table shows our contractual cash obligations due in each of fiscal 2004 through 2007. We have no contractual cash obligations due after 2007.

                                           2004        2005        2006          2007
                                           ----        ----        ----          ----
Operating leases                      $  430,151   $  396,526  $  200,760   $  206,783

Capital leases, including interest         5,362           --          --           --

Note payable (1)                         100,000           --          --           --

Interest on note payable                   8,501           --          --           --
                                      ----------   ----------  ----------   ----------

      Total                           $  544,014   $  396,526  $  200,760   $  206,783
                                      ==========   ==========  ==========   ==========

(1) The note was paid in January 2004.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk relates to changes in interest rates for borrowings under our working capital financing agreement. These borrowings bear interest at variable rates. Based upon our borrowings under this facility in fiscal 2003, a hypothetical 10% increase in interest rates would have increased interest expense by about $1,000 and would have decreased our annual cash flow by a comparable amount.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. We will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

     In January 2003, the FASB issued Financial Interpretation No. 46, or FIN 46, "Consolidation Of Variable Interest Entities." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after

June 15, 2003. Since we are not involved with any variable interest entities, the adoption of FIN 46 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our results of operations or financial position.

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 15(a)(1) in Part IV of this Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A.      CONTROLS AND PROCEDURES

     Based on their most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective as of the end of the period covered by this Form 10-K to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS

     Our executive officers and directors, and their respective ages and positions, are set forth below.

NAME                    AGE    POSITION
Leonard E. Moodispaw     61    President; Chief Executive Officer and Director
Terry M. Turpin          61    Sr. Vice President; Chief Scientist and Director
James J. Devine          64    Executive Vice President and General Manager
Joseph R. Kurry, Jr.     53    Sr. Vice President; Treasurer and Chief Financial
                               Officer
Matthew S. Bechta        50    Vice President
Kimberly J. DeChello     42    Vice President, Chief  Administrative Officer and
                               Secretary
Edwin M. Jaehne          51    Vice President and Chief Strategy Officer
Rudolf Liskovec          51    Vice President
Caroline S. Pisano       37    Vice President, Finance and General Counsel
Craig H. Price           54    Vice President
H. Jeffrey Leonard       49    Chairman; Director
Frank E. Manning         84    Chairman Emeritus; Director
John G. Hannon           66    Director
Robert W. Hicks          66    Director
Ray M. Keeler            72    Director
Marie S. Minton          42    Director
Arthur L. Money          64    Director

     LEONARD E. MOODISPAW, President, Chief Executive Officer and Director of Essex, rejoined Essex in 1998. He held the office of Chief Operating Officer until September 2000 when he was elected Chief Executive Officer. Mr. Moodispaw was an employee and consultant with Essex during 1988 to 1993. From 1988 to 1993, he was President of the former Essex subsidiary, System Engineering and Development Corporation, or SEDC, and later served as Essex Chief Administrative Officer and General Counsel. From April 1994 to April 1998, Mr. Moodispaw was President of ManTech Advanced Systems International, Inc., a subsidiary of ManTech International Corporation. From 1965 to 1978, Mr. Moodispaw was a senior manager in the National Security Agency, or NSA. After leaving the NSA he was engaged in the private practice of law. He is the Founder of the Security Affairs Support Association that brings government and industry together to solve problems of mutual interest. He also serves as a member of the board of directors of Griffin Services, Inc., a subsidiary of Vosper-Thornycroft, a UK company. He received a Bachelor of Science degree in Business Administration from the American University in Washington, D.C. in 1965, a Master of Science degree in Business Administration from George Washington University in
Washington  D.C.  in 1969  and  Juris  Doctor  in Law  from  the  University  of
Baltimore, Maryland in 1977. He enjoys chocolate and Key West, Florida; is growing older but not up.

     TERRY M. TURPIN was elected a Director of Essex in January 1997 and became our Senior Vice President and Chief Scientist for Essex, positions he has held since 1996. He joined Essex through merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. Currently Mr. Turpin is the Chairman of the Industrial Advisory Board for the Optoelectronic Computing Center at the University of Colorado. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by the NSA. He was Chief of the Advanced Processing Technologies Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

     JAMES J. DEVINE, Executive Vice President and General Manager for the Company, joined Essex in February 2004. From November 2000 through January 2004 he was a Principal at Booz Allen Hamilton leading the Corporate Enterprise and Mission Operations lines of business supporting the Intelligence Community. From 1964 to 2000, Mr. Devine was a senior executive at NSA. He served three overseas assignments in Europe and Asia and led two of the major NSA Directorates during his 36 year career. He holds a Bachelor of Science in Engineering from Johns Hopkins University and a Master of Engineering Administration from George Washington University. He is a graduate of the National War College. He enjoys golf (despite never having broken 100), hiking, cross country skiing, and travel.

     JOSEPH R. KURRY, JR. joined Essex Corporation in March 1985. He is Treasurer and Chief Financial Officer, positions he has held since 1985, and a Senior Vice President. Mr. Kurry was controller of ManTech International Corporation from December 1979 to March 1985. Mr. Kurry graduated in 1972 from Georgetown University, in Washington, D.C. and is a Certified Public Accountant. Mr. Kurry and his wife spend time with their college-age daughters and son in supporting various sports and school programs for Lehigh University in Pennsylvania and the University of Maryland. The family prefers summer vacations at the shore in Sea Girt, New Jersey.

     MATTHEW S. BECHTA was elected Vice President in October 1993. He is currently the Director of the Processing Systems Group, responsible for developing radar imaging technology and products for the Intelligence and Defense Community. Mr. Bechta joined Essex in 1989 with the merger of Essex and SEDC. Mr. Bechta was one of the founders of SEDC, where he served in various technical and management capacities since incorporation in 1980. At SEDC he contributed to the development of several satellite processing systems. From 1975-1980, Mr. Bechta was employed as a project engineer with NSA, where he was involved in the development of remote collection and satellite communication systems. Mr. Bechta holds a Master of Science degree from the Johns Hopkins University and a Bachelor of Science degree in Electrical Engineering from Spring Garden College, Pennsylvania. In the off-hours, Matt is a coach with the Columbia Reds Baseball Club, President of the Centennial High School Boosters and a fan of University of Pennsylvania baseball.

     KIMBERLY J. DECHELLO joined Essex in May 1987 and has served in various administrative and management capacities. She was appointed Chief Administrative Officer in November 1997 and Corporate Secretary in January 1998. Ms. DeChello is responsible for administration, human resources, investor relations and industrial insurance. Ms. DeChello received a Master of Science degree in Human Resources Management in 2000 from the University of Maryland. Ms. DeChello also holds an Associate of Arts degree in Accounting and a Bachelor of Science degree in Criminal Justice/Criminology from the University of Maryland. She enjoys dancing and bird watching. She teaches West Cost Swing dance classes and has competed as a ProAm student.

     EDWIN M. JAEHNE joined Essex Corporation as Vice President and Chief Strategy Officer in 2003. He is a veteran entrepreneur with over 20 years of international experience as an executive of information technology companies. He is experienced in creating rapid growth companies as well as in the strategic acquisition and merger of companies to form strong solutions focused companies in both the communications and government markets. As Chief Strategy Officer, Mr. Jaehne is focused on the strategic growth of Essex, expanding on existing technology and capabilities, and creating product and service lines for both the commercial and government markets. From 1996 until 2003 he served as either President or Chief Operating Officer of several information technology companies, where he led several successful mergers and acquisitions. He started his first company, Jaehne Associates, LTD (an information security consultancy), in 1983, which he sold in 1988 to ManTech International, Inc. From 1988 until 1996, he served as President of ManTech Strategic Associates, Ltd. Mr. Jaehne has a diverse educational background. In 1975 he earned two Bachelor of Arts degrees (Physics and Russian) from the University of Utah. Mr. Jaehne continued at the University of Utah to earn a Master of Arts degree in Physics (1976). In 1977, he earned a Master of Arts in the History and Philosophy of Science at the University of Toronto, Toronto, Canada.

     RUDOLF (RUDY) LISKOVEC joined Essex in 2003 as Vice President of Essex's Government Services. Mr. Liskovec provides leadership to Essex technology professionals that support enterprise-wide, life-cycle engineering and technical services, application development, systems integration and business process reengineering to systems of national importance. Mr. Liskovec has 25 years of international management and engineering experience where he has developed a track record of excellence in organizational development, operational and engineering management, business development, and systems engineering. During 2002-2003, Mr. Liskovec was President/CEO of Lisk Technical Services, LLC, a consulting firm to government contractors, including Essex. From 2001 to 2002, Mr. Liskovec was a director for the communications and networks group of General Dynamics and from 1993 to 2001 he was an Executive Vice President for ManTech International. He holds a Master of Science degree (honors) in Computer Information Systems from Boston University, a Bachelor of Science degree (Cum Laude) in Computer Science from the University of Maryland and a Bachelor of Science degree (Summa Cum Laude) in Business Management from the University of Maryland.

     CAROLINE S. PISANO was a Director of Essex from September 2000 through January 2003 and now serves as General Counsel and Vice President of Finance. From April 2000 through December 2002 Ms. Pisano was a member of Networking Ventures, L.L.C. From August 1996 to March 2000, Ms. Pisano served as General Counsel and Chief Financial Officer of Pulse Engineering, Inc., an information security and signal processing company which was sold in

March 2000. From August 1992 to July 1996 Ms. Pisano served as a senior transactional attorney with the law firm of Wechsler, Selzer, and Gurvitch, Chartered. From June 1988 to August 1990, Ms. Pisano, a certified public accountant, practiced public accounting and specialized in high tech and biotech companies. Ms. Pisano received her Juris Doctor from the Washington College of Law at the American University in Washington, D.C. Ms. Pisano graduated Magna Cum Laude with a Bachelor of Science degree in Accounting from the University of Maryland. Ms. Pisano is the sister-in-law of H. Jeffrey Leonard. Although Ms. Pisano is an attorney and an accountant she likes to follow Jimmy Buffett's advice and "say what you mean, mean what you say." Ms. Pisano has four children and enjoys volunteering at her children's public school.

     CRAIG H. PRICE was elected Vice President in October 1993. Dr. Price, Director of Optical Solutions, is responsible for the development of products utilizing Essex patented optical technologies. Dr. Price joined Essex in 1989 as a result of the merger of Essex and SEDC. Dr. Price had joined SEDC in 1985, with varied assignments in engineering, analysis and advanced technologies. Previously, he served in numerous technical and project positions in the U.S. Air Force during the period 1974 through 1985, where he was awarded the Distinguished Service Medal. Dr. Price holds a Bachelor of Science degree in Electrical Engineering from Kansas State University, a Master of Science degree in Electrical Engineering from Purdue University and a Doctor of Philosophy degree in Electrical Engineering from Stanford University. He enjoys tennis, family vacations and visiting his daughter in Cambridge, England, with the added benefit of cheap hops to Europe.

     H. JEFFREY LEONARD, was elected a Director of Essex in September 2000 and Chairman of the Board in December 2000. Dr. Leonard is the President and founding shareholder of Global Environment Fund, or GEF. Dr. Leonard has served as Chairman of the Investment Committee for GEF's five investment funds. He has extensive experience in international private equity and project finance investments, and advanced technology investments in the energy, environmental, applications software, intelligent systems engineering, biological and medical fields. Dr. Leonard also serves as a member of the board of directors of the National Cooperative Bank, Xymetrex Corporation, Aurora Flight Sciences Corp., Athena Technologies, Sorbent Technologies, International Pepsi-Cola Bottlers Limited and Global Forest Products Company Limited. He has served as an advisor to the U.S. Office of Technology Assessment and is a member of the board of directors of the National Council for Science and the Environment. Dr. Leonard received a Bachelor of Arts degree in 1976 from Harvard College, a Master of Science degree from the London School of Economics in 1978 and a Doctor of Philosophy degree from Princeton University in 1984. He is the brother-in-law of Caroline S. Pisano. Dr. Leonard is the Chairman of the Board of Beacon House, a not-for-profit community development and education organization assisting children and their families in Northeast Washington D.C. He is a marathon runner and was the winner of the 2003 Cleantech Pioneer Award from the Cleantech Venture Capital Network.

     FRANK E. MANNING, Chairman Emeritus, is the founder of Essex. Mr. Manning has served as a Director of Essex since its organization in 1969. Mr. Manning has been a special advisor to the CEO for the past six years. Mr. Manning received a Bachelor of Science degree in Economics from Franklin and Marshall College in 1942, and a Masters of Letters degree in Industrial Relations from the University of Pittsburgh in 1946.

     JOHN G. HANNON was elected a Director of Essex in September 2000. From early 2000 to 2002, Mr Hannon was the managing member of Networking Ventures, L.L.C., a privately held company that invested in technology companies. From 1979 to March 2000, Mr. Hannon served as the Chief Executive Officer of Pulse Engineering, Inc. an information security and signals processing company which was sold in March 2000. Mr. Hannon started his business career in 1963 after serving in the United States Marine Corps. Since that time, he has been involved in numerous entrepreneurial ventures. He is a past Director of the Armed Forces Communications and Electronics Association.

     ROBERT W. HICKS was elected a Director of Essex in August 1988. He has been an independent consultant since 1986. During this period he was engaged for three and one-half years by the State of Maryland Deposit Insurance Fund Corporation as Receiver of several savings and loan associations, first as an Agent and then as a Special Representative (both court-approved positions). He was a principal officer and shareholder in Asset Management & Recovery, Inc., a consulting firm which primarily provided services, directly and as a subcontractor, to the Resolution Trust Corporation and law firms engaged by the Resolution Trust Corporation. Mr. Hicks is also a Director and the Corporate Secretary of the Kirby Lithographic Company, Inc. In 1998 he formed Hicks Little Company, LLC for the purpose of conducting consulting activity.

     RAY M. KEELER was elected a Director of Essex in July 1989. Since 1986, he has been an independent consultant to both industry and government organizations in areas related to national and tactical intelligence programs. Mr. Keeler served on the board of directors of SEDC from December 1987 through April 1989. From 1988 to November 1995, he was President of CRYTEC, Inc., a service company providing management, business development and technical support to companies involved in classified cryptologic projects. Since December 1995, he has been a consultant to companies involved in national technical intelligence programs. From 1982 to 1986, Mr. Keeler was Director of Program and Budget for the NSA. He received a Bachelor of Arts degree from the University of Wisconsin-Madison in 1957.

     MARIE S. MINTON was elected a Director of Essex in December 2000. In late 2003, Ms. Minton founded Transition Finance Strategies, L.L.C., a holding company that owns small businesses in the financial reporting and professional services areas. From 1994 to June 2003, Ms. Minton was a Managing Director and the Chief Financial Officer of Global Environment Fund, an international private equity investment management firm. Before joining GEF, Ms. Minton was the Vice President of Finance for Clean Air Capital Markets Corporation, a boutique investment banking firm. From 1986 through 1993, Ms. Minton was an Audit Manager in the Entrepreneurial Services Division of Ernst & Young. Ms. Minton graduated from the University of Virginia in 1986 with a Bachelor of Science degree in Commerce. She is a member of the Virginia Society and American Institute of Certified Public Accountants, the Washington Society of Investment Analysts, or WSIA, and the Association for Investment Management and Research. She serves as an officer and Board member of the WSIA and is a faculty member for the WSIA's CFA Education Program. Ms. Minton is a Certified Public Accountant and a Chartered Financial Analyst. She teaches accounting for the WSIA CFA education program, volunteers as a Girl Scout leader and enjoys riding her horse, Abner, in her free time.

     ARTHUR L. MONEY was elected a Director of Essex in January 2003. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the ASD (C3I) from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. Prior to his government service, Mr. Money held senior management positions with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group. Mr. Money serves on numerous United States Government Panels, Boards and Commissions. He additionally serves on many U.S. company boards, advisory boards and advisory groups. Mr. Money received a Bachelor of Science degree in Mechanical Engineering from San Jose State University in 1965, a Master of Science degree in Mechanical Engineering from University of Santa Clara in 1970 and attended the Harvard Executive Security Program in 1985 and the Program for Senior Executives at the Massachusetts Institute of Technology in 1988.

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

     Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16(a)-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the Reporting Persons during the fiscal year ended December 28, 2003, other than one filing each by Ms. DeChello, Mr. Kurry, Mr. Leonard, and Mr. Price.

ADVISORY BOARDS

     We have two advisory boards, composed of recognized leaders in the intelligence community, defense industry and communications industry, to assist us in identifying opportunities to market our services and products.

   NATIONAL PROGRAMS ADVISORY BOARD

     The National Programs Advisory Board provides us with strategic guidance concerning the application of our optoelectronic and signal processing technology for high priority national security projects. Members of this board routinely meet with our technical and business development teams to assist in identifying opportunities in the intelligence community. The following individuals are members of our National Programs Advisory Board:

     LIEUTENANT GENERAL CLAUDIA KENNEDY (retired) is the first and only woman to receive this flag rank in the United States Army. She served in the U.S. Army with distinction for 32 years, culminating in her appointment as Deputy Chief of Staff for Intelligence from 1997 to 2000. During her career, General Kennedy received numerous awards and decorations including the National Intelligence Distinguished Service Medal, the Legion of Merit (three Oak Leaf Clusters), and the Women's International Center's 1998 Living Legacy Patriot Award. General Kennedy has been named to a list of "Best Women Role Models," and Vanity Fair's "Most Influential." She was also named to the Ladies Home Journal's "100 Most Important Women's" list. General Kennedy has been honored for leadership and lifetime achievement by such organizations as Business and Professional Women (USA), Girl Scout Council of Hawaii, Women Executives and State Government, National Women's Law Center, and the National Center for Women and Policy. She has received honorary degrees from Trinity College in Hartford, Connecticut, Rhodes College in Memphis, Tennessee, and Gannon University in Erie, Pennsylvania.

     LIEUTENANT GENERAL KENNETH MINIHAN retired from the U.S. Air Force in 1999 after more than 33 years of distinguished service. He has served in many important positions including Director of the National Security Agency/Central Security Service and Director of the Defense Intelligence Agency. Currently, he is President of the Security Affairs Support Association, an organization for industry and government partnership to enhance intelligence business development. Among his awards and decorations are the National Security Medal, the Defense Distinguished Service Medal, the Bronze Star and the National Intelligence Distinguished Service Medal.

     REAR ADMIRAL DONALD MCDOWELL retired from the U.S. Navy after more than 32 years of distinguished service. For over three years, he commanded the worldwide, 10,000 person Naval Security Group responsible for ship, airborne, and shore cryptologic systems. He also served as the Deputy Director of Naval Intelligence and Chief of Support to Military Operations at the National Security Agency. Since retiring from the Navy, he has been an active consultant to the intelligence industry on cryptologic and intelligence operations and systems.

   TECHNICAL ADVISORY BOARD

     Our Technical Advisory Board provides us with valuable advice, experience and access. By introducing us to key participants in our industry, we are better able to promote our services and products. The following individuals are members of our Technical Advisory Board:

     DR. PAUL GREEN is a well-known communications expert recognized as the progenitor of the all-optical network with the publication of his book, FIBER OPTIC NETWORKS in 1993 by Prentice Hall. His career began at MIT Lincoln Labs where he developed the first operational spread spectrum system. In 1958 he was the co-inventor and co-developer of RAKE receivers that are now widely used in cellular code division multiple access, or CDMA. In 1969, he became a senior manager at IBM Research Division where he later formed a team to develop the first wavelength division multiplexing network. He became the Director of the Optical Networking Technology Group at Tellabs in 1997 where he led a team to develop one of the first all-optical cross connect. Dr. Green is the past president of two Institute of Electrical and Electronics Engineers, or IEEE, professional societies, a member or chairman of several U.S. Government panels and editor of many IEEE publications. In 1981 he received the IEEE Pioneer Award and a National Academy of Engineering Award for his spread spectrum work. In 1994, Dr. Green received the Association of Computing Machinery SigComm Annual Award for data communications theory, protocols, architectures and technology.

     SAM GREENHOLTZ is a recently retired senior engineer in long distance planning for Verizon. He is a 27-year veteran of Verizon with a well-rounded background in various segments of the communications industry. Mr. Greenholtz is well known in the optical networking industry and has been selected to write and present position papers at such national transport network conferences as Optical Fiber Conference, National Fiber Optic Engineers Conference, Institute for International Research and COMPForum. Mr. Greenholtz's primary responsibility for his last six years at Verizon was technical evaluation of optical networking products including DWDM, OC-192 and optical cross-connects. In this role, Mr. Greenholtz completed the paper and laboratory evaluations for new optical networking products and had the responsibility for placing the first office applications into the interoffice network. Mr. Greenholtz now serves as a senior communications consultant and is the founder of Telecom Pragmatics, LLC, an advisory company to communication and financial services businesses.

     JOE HOUSTON has 39 years of engineering expertise and technical management experience. Mr. Houston is a former President of the International Society for Optical Engineering, and a noted author of numerous articles on optical processing. He was the Itek Vice President for Advanced Development and Special Projects where he pioneered work in optical signal processors. He also was the President of Houston Research Associates, a private consulting firm.

BOARD COMPOSITION

     Our board of directors consists of nine individuals. Directors are elected annually, and each director holds office for a one-year term. The board generally meets quarterly. Additionally, our bylaws provide for special meetings and, as also permitted by Virginia law, board action may be taken without a meeting upon unanimous written consent of all directors.

     Our board of directors has adopted a policy providing that any transaction or series of similar transactions entered into between us (or any of our subsidiaries) and one or more of our executive officers, directors or greater than five percent shareholders, an immediate family member of any of the foregoing persons, or an entity in which any of the foregoing persons has or have a direct or indirect material interest, must be approved by a majority of the directors who do not have an interest in such transaction(s), if the amount involved in the transaction(s) exceeds $60,000.

BOARD COMMITTEES

     The board of directors has three standing committees: the audit committee, the compensation committee and the ethics committee.

     AUDIT  COMMITTEE.  Our audit  committee is established  in accordance  with
Section 3(a)(58)(A) of the Exchange Act of 1934 as amended, and composed of the following three directors: Messrs. Hicks and Keeler and Ms. Minton. Messrs. Hicks and Keeler and Ms. Minton are independent directors within the meaning of current AMEX listing rules. Ms. Minton is a financial expert as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended.

     The primary responsibilities of the audit committee are to:

      o Oversee management's conduct of our financial reporting process and systems of internal accounting and financial control;

      o Monitor the independence and performance of our outside auditors;

      o Provide  an  avenue  of  communication   among  the   outside  auditors,
         management and our board of directors;

      o Make reports and recommendations to our board and our shareholders as necessary under the rules of the Securities and Exchange Commission or as otherwise within the scope of its functions; and

      o Oversee and, where appropriate, report to our board on our review of and response to any government audit, inquiry or investigation, as they determine to be appropriate.

     Our audit committee is monitoring the proposed revised listing standards by American Stock Exchange pertaining to audit committees, including standards required pursuant to the Sarbanes-Oxley Act of 2002, and will consider any further changes to its charter and designated responsibilities as it deems necessary and appropriate.

     COMPENSATION COMMITTEE. Our compensation committee is composed of the following three directors: Messrs. Hannon, Keeler and Manning are members of this committee, two of whom are independent directors as defined by the rules of the U.S. Securities and Exchange Commission and the Internal Revenue Code. The compensation committee has the authority to recommend to the board of directors compensation, including incentive compensation, for our directors and officers. We are currently monitoring the development of revised compensation committee and other corporate governance requirements by the AMEX in order to comply with the mandates of the Sarbanes-Oxley Act of 2002 and intend to take steps to comply with any new requirements adopted by the AMEX.

     ETHICS COMMITTEE. Our ethics committee is composed of the following two members: Mr. Leonard E. Moodispaw and Mr. Frank E. Manning. The primary responsibilities of the ethics committee are to:

      o Advise our management and the entire board of directors of means of ensuring that we adhere to the highest ethical standards in our day to day operations;

      o Ensure that a positive working environment is created and maintained for all our employees and that those employees are challenged to meet such a standard;

      o Provide a forum for advice to the corporate counsel, our management and any of our employees to consider ethical issues; and

      o Recommend to our management and the entire board of directors means of training managers and employees.

CODE OF ETHICS

     The Company has adopted a Code of Ethics which applies to all directors and officers, including the Company's Chief Executive Officer, Chief Financial Officer and Vice President of Finance. The Company has posted a copy of its Code of Ethics on its website at www.essexcorp.com. Any person may receive a copy of this Code of Ethics at no charge by contacting the Company's Chief Administrative Officer, c/o Human Resources Department via mail, email or 1-800-533-7739.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth the aggregate cash compensation paid for services rendered during the last three fiscal years by the Chief Executive Officer and the four other most highly compensated executive officers who served as such at the end of the last fiscal year and whose total compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                      ANNUAL COMPENSATION                                  AWARDS
                                              ------------------------------------------------------       ------
                                                                                                         SECURITIES
                                                                                  OTHER ANNUAL           UNDERLYING
NAME AND PRINCIPAL POSITION                   YEAR     SALARY ($)(1)  BONUS ($)   COMPENSATION($)(2)    OPTIONS/SARS(#)
------------------------------------------    ----     -------------  ---------   ------------------    ---------------
Leonard E. Moodispaw                          2003         192,556          --        5,777                 30,000
  President, CEO and Director                 2002         175,032          --        5,251                 30,000
                                              2001         175,032          --        1,616                 85,000

Terry M. Turpin                               2003         164,706      10,000        5,269                 30,000
  Senior Vice President, Chief Scientist      2002         155,064          --        4,652                 20,000
  and Director                                2001         155,064          --        4,652                 70,000

Joseph R. Kurry, Jr.                          2003         140,036      10,000        4,509                 15,000
  Senior Vice President, Treasurer and CFO    2002         134,992          --        4,050                 10,000
                                              2001         134,992          --        4,050                 40,000

Craig H. Price                                2003         139,260       5,000        4,335                     --
  Vice President                              2002         134,992          --        4,050                  7,500
                                              2001         134,992          --        4,050                 25,000

Rudolf Liskovec, Jr.                          2003         201,845      32,000        9,418                 40,000
  Vice President (3)


(1) Includes amounts deferred at the election of the named executive officer pursuant to Section 401(k) of the Internal Revenue Code ("401(k)").

(2) Represents matching 401(k) contributions made on behalf of the respective named executive officer pursuant to Essex's Retirement Plan and Trust. Excludes other perquisites and benefits not exceeding the lesser of $50,000 or 10% of the named executive officer's total annual salary and bonus.

(3) Mr. Liskovec was hired on May 5, 2003. Prior to that time, Mr. Liskovec was a self employed consultant on direct program work for Essex and was paid $4,620 in the period October - December 2002 and $90,860 in the period January 2003 - April 2003. The amount paid in 2003 for consulting is included in salary in the table above. Mr. Liskovec also received a non qualified stock option for 10,000 shares in November 2002 with an exercise price at the market price of $2.36. Mr. Liskovec was paid signing and other bonuses in 2003 of $32,000.

EMPLOYEE BENEFIT PLANS

     DEFINED CONTRIBUTION RETIREMENT PLAN. The Essex Corporation Retirement Plan and Trust is a qualified defined contribution retirement plan which includes a 401(k) salary reduction feature for its employees. This plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and a discretionary contribution as determined by the board of directors. We did not make any discretionary contribution between

2001 and 2003. The total authorized contribution under the matching contribution feature of this plan was approximately $125,000 in 2003, $78,000 in 2002 and $64,000 in 2001. All employee contributions are 100% vested at all times and our contributions vest based on length of service. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the plan be allocated among various investment options established by the plan administrator.

     Our contributions under this plan for the persons referred to in the Summary Compensation Table are included in that table.

     EMPLOYEE INCENTIVE PERFORMANCE AWARD PLAN. We have an Employee Incentive Performance Award Plan under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the board of directors. These awards may be constrained by our overall financial performance. In 2003, we paid approximately $49,000, including the $25,000 awarded to three of the persons named in the Summary Compensation Table, under this plan. We did not make any awards under this plan in 2001 or 2002.

     RESTRICTED STOCK BONUS PLAN. We have a Restricted Stock Bonus Plan under which up to 50,000 shares of our common stock may be reserved for issuance to non-employee members of the board of directors and key employees selected by the board of directors. Shares of restricted stock may be issued under the Plan subject to forfeiture during a restriction period, fixed in each instance by the board of directors, whereby all rights of the grantee to the stock terminate upon certain conditions such as cessation of continuous employment during the restriction period. Upon expiration of the restriction period, or earlier upon the death or substantial disability of the grantee, the restrictions applicable to all shares of restricted stock of the grantee expire. While this plan also provides that we may advance loans to a grantee to pay income taxes due on the taxable value of shares granted under the plan, we have never issued any such loans. The Board of Directors has prohibited these loans.

   STOCK OPTION PLANS

     We have established several stock option and stock appreciation rights plans. These plans provide for the grant of options to purchase shares of our common stock which qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, to persons who are our employees, as well as non-qualified options which do not so qualify to be issued to persons or consultants, including those who are not employees. These plans also provide for grants of stock appreciation rights, or SARs, in connection with the grant of options under the plans. The exercise price of an incentive stock option under the plans may not be less than the "fair market value" of the shares at the time of grant; the exercise price of non-qualified options and the appreciation base price of SARs are determined in the discretion of the board of directors except that the SAR appreciation base price may not be less than 50% of the fair market value of a share of common stock on the grant date with respect to awards to persons who are officers or directors of Essex.

     We grant non-plan, non-qualified options from time to time directly to certain parties. In 2003, we issued such options for 30,000 shares to our Chief Scientist and 10,000 shares to our

Chief Financial Officer/Treasurer. We issued such options for 85,000 shares to our President and 40,000 to our Chief Financial Officer/Treasurer in 2001. Also in 2001, we issued such options to purchase 45,000 shares to another one of our employees. We did not grant any non-plan, non-qualified options in 2002.

     The following table shows for the fiscal year ended December 28, 2003 for the persons named in the Summary Compensation Table, information with respect to options to purchase common stock granted during 2003.

                               STOCK OPTION GRANTS
                     FOR FISCAL YEAR ENDED DECEMBER 28, 2003

                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                           NUMBER OF     % OF TOTAL                               ANNUAL RATES OF STOCK
                          SECURITIES    OPTIONS/SARS                              PRICE APPRECIATION FOR
                          UNDERLYING     GRANTED TO    EXERCISE OR                     OPTION TERM
                            OPTIONS     EMPLOYEES IN   BASE PRICE   EXPIRATION         -----------
NAME                        GRANTED         2003        PER SHARE      DATE            5%           10%
----                        -------         ----        ---------      ----            --           ---

Leonard E. Moodispaw        30,000(2)        6.5        $    3.61    05-18-13     $   176,409  $   280,902

Terry M. Turpin             30,000(2)        6.5        $    3.61    05-18-13     $   176,409  $   280,902

Joseph R. Kurry, Jr.         5,000(1)        1.1        $    3.34    03-24-13     $    27,203  $    46,817
                            10,000(2)        2.2        $    3.61    05-18-13     $    58,803  $    86,631

Craig H. Price                  --           --         $     --        --        $        --  $        --

Rudolf Liskovec             30,000(2)        6.5        $    3.61    05-18-13     $   176,409  $   280,902
                            10,000(3)        2.2        $    5.71    09-04-13     $    93,010  $   148,103

(1) Such options became  exercisable  beginning March 25, 2003.
(2) Such options became  exercisable  beginning May 19, 2003.
(3) Such options became exercisable beginning September 5, 2003.

     The following table shows for the fiscal year ended December 28, 2003 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal year end values for unexercised options/SARs.

                 AGGREGATED OPTION/SAR EXERCISES AND OPTION/SAR
                 VALUES FOR FISCAL YEAR ENDED DECEMBER 28, 2003

                                                         NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                          SHARES                       UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                         ACQUIRED                        OPTIONS AT FY-END #              FY-END $ (1)
                            ON          VALUE       ---------------------------   ---------------------------
NAME                     EXERCISE     REALIZED      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     --------     --------      -----------   -------------   -----------   -------------
Leonard E. Moodispaw          --             --        380,000         15,000     $ 2,731,100   $    90,300

Terry M. Turpin            4,000     $   20,720        221,450            550     $ 1,470,582   $     3,999

Joseph R. Kurry, Jr.       5,200     $   26,780        170,500          7,500      $1,183,980   $    45,825
                           2,800     $   15,120             --             --              --            --

Craig H. Price             3,000     $   17,580        101,500              0     $   698,420   $         0

Rudolf Liskovec               --     $       --         30,000         20,000     $   182,600   $   109,900

(1) Market value of underlying securities based on the closing price of Essex's common stock on December 26, 2003 (last trading day of fiscal 2003) on the AMEX of $9.63 minus the exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

DIRECTOR COMPENSATION

     Non-employee members of the board of directors receive a maximum of $1,500 for each board meeting and $750 for each board committee meeting they attend. Such members are also reimbursed for travel expenses incurred in connection with their attendance at board and committee meetings. One member of the board of directors, Arthur L. Money, receives $1,500 per month for serving on an informal committee of the board with Messrs. Hannon and Leonard. The members of our board of directors who are affiliated with our significant shareholders, GEF and The Hannon Family LLC, have waived the right to receive any board fees. Employee directors do not receive fees for their service on our board of directors.

     In addition, non-employee members of the board of directors are eligible to participate in our Restricted Stock Bonus Plan. Shares of restricted stock may be issued under this plan subject to forfeiture during a restriction period, fixed in each instance by the board of directors, whereby all rights of the grantee to the stock terminate upon certain conditions such as cessation of continuous membership on our board during the restriction period. Upon expiration of the restriction period, or earlier upon the death or substantial disability of the grantee, the restrictions applicable to all shares of restricted stock of the grantee expire. While this plan also provides that we may advance loans to a grantee to pay income taxes due on the taxable value of shares granted under the plan, we have never issued any such loans. The Board of Directors has prohibited these loans.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

     The following table and accompanying notes set forth as of March 1, 2004, information with respect to the beneficial ownership of the Company's voting securities by (i) each person or group who beneficially owns more than 5% of the voting securities, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

                                                                                     Percentage of Outstanding
                                                                                       Outstanding Shares of
                                                          Amount and Nature of             Common Stock
        Name and Address of Beneficial Owner*           Beneficial Ownership (1)        Beneficially Owned
---------------------------------------------------     ------------------------     -------------------------
H. Jeffrey Leonard (2)                                              2,344,533                    15.6

John G. Hannon (3)                                                  2,049,498                    13.6

Caroline S. Pisano (4)                                                753,000                     5.0

Terry M. Turpin (5)                                                   496,643                     3.3

Leonard E. Moodispaw (6)                                              437,950                     2.8

Joseph R. Kurry, Jr. (7)                                              215,814                     1.4

Frank E. Manning (8)                                                  124,775                      **

Craig H. Price (9)                                                    118,712                      **

Rudy Liskovec (10)                                                     30,000                      **

Robert W. Hicks (11)                                                   71,700                      **

Ray M. Keeler (12)                                                     46,500                      **

Marie S. Minton (13)                                                       --                      --

Arthur L. Money (14)                                                   10,000                      **

GEF Management Corporation ("GEFMC") (15)                           2,314,758                    15.4

Global Environment Capital Co. LLC ("GECC") (15)
                                                                    2,314,758                    15.4

Global Environment Strategic Technology
     Partners ("GESTP") (15)                                        2,314,758                    15.4

GEF Technology Managers, Co., LLC
     ("GEFTM") (15)                                                 2,314,758                    15.4

The Hannon Family LLC (16)                                          1,438,973                     9.6

Systematic Financial Management, LP (17)                              915,130                     6.1

All Directors and Executive Officers
     as a Group (16 persons) (18)                                   6,906,643                    42.6

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

   (2) H. Jeffrey Leonard is Chairman of the Board of the Company and the President and a director of GEFMC. Of the shares of Common Stock shown as beneficially owned, 29,775 are owned directly by Mr. Leonard. In addition, 2,314,758 shares of Common Stock may be deemed to be beneficially owned by Mr. Leonard as described in footnotes (15) and (19) below. Mr. Leonard's address is c/o GEF Management Corporation, 1225 Eye Street, N.W., Suite 900, Washington, DC 20005. Mr. Leonard is the brother-in-law of Ms. Pisano.

   (3) John G. Hannon is a Director of the Company. Of the shares of Common Stock shown as beneficially owned, 610,525 are owned directly by Mr. Hannon. In addition, 1,438,973 shares of Common Stock may be deemed to be beneficially owned by Mr. Hannon as described in footnote (16) below.

   (4) Caroline S. Pisano is Vice President of Finance and General Counsel of the Company. Ms. Pisano is the sister-in-law of Mr. Leonard.

   (5) Terry M. Turpin is a Director, Senior Vice President and Chief Scientist of the Company. Of the shares shown as beneficially owned, 221,450 represent presently exercisable rights to acquire Common Stock through stock options.

   (6) Leonard E. Moodispaw is President, Chief Executive Officer and a Director of the Company. Of the shares shown as beneficially owned, 380,000 represent presently exercisable rights to acquire Common Stock through stock options.

   (7) Joseph R. Kurry, Jr. is Senior Vice President, Treasurer and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 165,500 represent presently exercisable rights to acquire Common Stock through stock options.

   (8) Mr. Manning is the Chairman Emeritus and a Director of the Company. Of the shares shown as beneficially owned, 42,000 represent presently exercisable rights to acquire Common Stock through stock options. Does not include 37,500 shares of the Company's Common Stock owned of record and beneficially by Mrs. Eva L. Manning, wife of Mr. Frank E. Manning. Also does not include 63,000 shares beneficially owned by separate family trusts of which Mrs. Manning is the sole trustee and over which trusts she has exclusive voting and dispositive power.

   (9) Craig H. Price is Vice President of the Company. Of the shares shown as beneficially owned, 101,500 represent presently exercisable rights to acquire Common Stock through stock options.

   (10)Rudy Liskovec is Vice President of the Company. Of the shares shown as beneficially owned, 30,000 represent presently exercisable rights to acquire Common Stock through stock options.

   (11)Robert W. Hicks is a Director of the Company. Of the shares shown as beneficially owned, 31,500 represent presently exercisable rights to acquire Common Stock through stock options.

   (12)Ray M. Keeler is a Director of the Company. Of the shares shown as beneficially owned, 32,500 represent presently exercisable rights to acquire Common Stock through stock options.

   (13)Marie S. Minton is a Director of the Company.

   (14)Arthur L. Money is a Director of the Company. Of the shares shown as beneficially owned, 10,000 represent presently exercisable rights to acquire Common Stock through stock options.

   (15)Consists of 582,473 shares of Common Stock directly owned by GEFMC. Also consists of (i) 118,200 shares of Common Stock directly owned by GECC, by virtue of the arrangements described in footnote (19), (ii) 864,166 shares of Common Stock directly owned by GESTP, by virtue of the arrangements described in footnote (19) and (iii) 749,919 shares of Common Stock directly owned by GEFTM, by virtue of the arrangements described in footnote (19) below. GEF is a Delaware limited liability company with its principal executive offices located at 1225 Eye Street, N.W., Suite 900, Washington, DC 20005.

   (16)Consists of 1,438,973 shares directly held by The Hannon Family LLC. Mr. John G. Hannon is the managing person of this entity.

   (17)Based on a Schedule 13G filed with the SEC on February 12, 2004. Systematic Financial Management, L.P. address is 300 Frank W. Burr Boulevard, Glenpointe East, 7th Floor, Teaneck, NJ 07666.

   (18)Of the shares shown as beneficially owned, 1,172,100 represent presently exercisable rights to acquire Common Stock through stock options.

   (19)Based on a Schedule 13D/A filed with the SEC on February 24, 2004, each of GEFMC, GECC, GESTP, GEFTM, and Mr. Leonard may be deemed the beneficial owner of 2,314,758 shares of Common Stock directly held for the account of GEF.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PRIVATE PLACEMENTS WITH INVESTOR GROUPS

     GEF OPTICAL INVESTMENT COMPANY, LLC, OR GEF, AND NETWORKING VENTURES, L.L.C. From September 2000 through October 2002, we sold shares of our convertible preferred stock and common stock in private placement funding transactions with GEF and Networking Ventures, L.L.C., or their affiliates, aggregating $4.4 million:

     On September 7, 2000, we sold 500,000 shares of our Series B convertible preferred stock at a price of $4.00 per share for an aggregate of $2.0 million and issued warrants to purchase 2.0 million shares of our common stock; 1.0 million each to GEF and Networking Ventures, L.L.C. All of these shares of Series B convertible preferred stock shares were converted into 2.0 million shares of common stock in September 2002. Also in February of 2002, GEF Optical Investment Company, LLC assigned its warrants to purchase 1.0 million shares of our common stock to two of its affiliates. These warrants became exercisable upon completion of the follow-on public offering on December 9, 2003. The 1.0 million warrants were exercised for $0.001 per share and converted into approximately 1.0 million shares of common stock in December 2003.

     On December 4, 2000, we sold 80,000 shares of our common stock to each of GEF and Networking Ventures at a per share price of $2.50 for an aggregate sum of $400,000.

     On March 15, 2001, we sold 250,000 shares of common stock to each of GEF and Networking Ventures at a per share price of $4.00 for an aggregate sum of $2.0 million.

     The terms of these agreements were fair as determined by our board of directors. Mr. H. Jeffrey Leonard is our Chairman of the Board and is a managing member of GEF. Mr. Hannon is one of our directors. Ms. Pisano is our Vice President of Finance and General Counsel and is the sister-in-law of Mr. Leonard. Networking Ventures L.L.C. was owned by Mr. Hannon and Ms. Pisano. Networking Ventures was dissolved in December 2002. Upon dissolution, Mr. Hannon received 600,000 shares of common stock and warrants to purchase 600,000 shares and Ms. Pisano received 400,000 shares of common stock and warrants to purchase 400,000 shares. These warrants became exercisable upon completion of the follow-on public offering on December 9, 2003. The 1.0 million warrants were exercised for $0.001 per share and converted into approximately 1.0 million shares of common stock in December 2003.

     GLOBAL ENVIRONMENT STRATEGIC TECHNOLOGY PARTNERS AND THE HANNON FAMILY LLC. In addition to the transactions described above, we entered into the following private placement funding transactions with Global Environment Strategic Technology Partners and The Hannon Family LLC, aggregating $1.75 million:

     In December 2001, we sold 76,924 shares of common stock for $6.50 per share for an aggregate of $500,000. In March of 2002, we sold an additional 153,848 for $6.50 per share for an aggregate of 230,772 shares for $1.5 million pursuant to these agreements. In connection with the October 2002 investment described below, the price was adjusted to $3.00 per share and an additional 269,228 shares were issued.

     In October 2002, we sold 50,000 shares of common stock for $3.00 per share for an aggregate of $150,000 and issued warrants for 33,332 shares of our common stock for a $100,000 deposit. In December 2002, 16,666 of these warrants were converted into common stock at $3.00 per share and in January 2003, another 16,666 of these warrants were converted into common stock at $3.00 per share.

     Global Environment Strategic Technology Partners is an affiliate of GEF. Mr. H. Jeffrey Leonard, our Chairman of the Board, is the managing member of GEF. Mr. John G. Hannon, one of our directors, is the managing partner of The Hannon Family LLC. The terms of these agreements were fair as determined by our board of directors.

NOTE PURCHASE AGREEMENTS TO HANNON FAMILY LLC

     In December 2002, we issued a promissory note in the principal amount of $500,000 bearing interest at a rate of 10% per annum to The Hannon Family LLC. The note was converted into shares of our common stock at a conversion price equal to $2.60 in December 2003 and all interest was waived. In February 2003, we issued an additional non-convertible promissory note in the principal amount of $100,000 bearing interest at a rate of 10% per annum, to The Hannon Family LLC. This note and accrued interest was paid off in cash early in January 2004. Mr. John G. Hannon is a director of Essex and the managing member of The Hannon Family LLC. The terms of these notes were fair as determined by our board of directors.

REGISTRATION RIGHTS

     In  connection  with  the  foregoing   transactions,   we  granted  certain
registration rights to the purchasers.

AGREEMENT WITH SENSYS ENGINEERING, INC.

     On August 1, 2003 we entered into an agreement with Sensys Engineering, Inc., as a subcontractor to us for work to be performed by Mr. James A. Katra, under one of our contracts. The term of the agreement began August 28, 2003 and is extended on a month to month basis, for consideration of approximately $15,000 per month. Mr. Katra is the sole owner of Sensys Engineering, Inc. and was an employee of Essex until August 28, 2003. The terms of this agreement were fair as determined by our board of directors.

AGREEMENT WITH LISK TECHNICAL SERVICES, LLC

     Prior to his employment with Essex, Mr. Rudy Liskovec, Vice President, was paid $90,860 in the period January - April 2003. Mr. Liskovec was a self employed consultant on direct program work for Essex. See Item 11 - Executive Compensation.

POLICY ON FUTURE RELATED PARTY TRANSACTIONS

     Our board of directors has adopted a policy that future transactions over $60,000 between Essex and our officers, directors, principal shareholders and their affiliates must be (i) approved by a majority of the disinterested directors and (ii) on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company uses Stegman & Company ("Stegman") as its principal accountant. The following table shows the fees that were billed to the Corporation by Stegman for professional services rendered for the fiscal years ended December 28, 2003 and December 29, 2002.


                       FEE CATEGORY                    2003           2002
-----------------------------------------------    -----------    -----------

Audit Fees.....................................    $    32,000    $    32,000
Audit-Related Fees.............................         44,000             --
Tax Fees.......................................          8,000          5,500
All Other Fees.................................             --          1,500
                                                   -----------    -----------

     Total Fees................................    $    84,000    $    39,000
                                                   ===========    ===========

AUDIT FEES

     This category includes fees for the audit of the Company's annual financial statements and review of financial statements included in the quarterly reports on Form 10-Q.

AUDIT-RELATED FEES

     This category includes fees for assurance and related services that are reasonably related to the performance of the audit or review of the
Corporation's financial statements and are not included above under "Audit Fees". These services include accounting advice and services in connection with acquisitions, including comfort letters to underwriters.

TAX FEES

     This category includes fees for tax return preparation, tax advice and tax planning.

ALL OTHER FEES

     This category includes fees for products and services provided by Stegman that are not included in the services reported above.

PRE-APPROVAL OF SERVICES

     The Audit Committee pre-approves all services, including both audit and non-audit services, provided by the Company's independent accountants. For audit services, each year the independent auditor provides the Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1)  Consolidated Financial Statements
               Report of Independent Auditors                                                     59
               Consolidated Balance Sheets                                                   60 - 61
               Consolidated Statements of Operations                                              62
               Consolidated Statements of Changes in Shareholders' Equity                         63
               Consolidated Statements of Cash Flows                                              64
               Notes to Consolidated Financial Statements                                    65 - 79
          (2)  Exhibits
               (i)   None.
               (ii)  Exhibit 3(i) - Articles of  Incorporation                                     A
                     Exhibit 3(i) - Articles of Amendment                                          B
                     Exhibit 3(ii) - By-Laws,  as amended                                          C
               (iii) Exhibit 4 - Instruments defining the Rights of Holders
                     4.3     Specimen of Common Stock Certificate                                  D
               (iv)  Exhibit 10 - Material Contracts
                     10.3    Restricted Stock Bonus Plan                                           D
                     10.4    Option and Stock Appreciation Rights Plan                             D
                     10.6    Pension Plan and Trust Agreement                                      D
                     10.7    Defined Contribution Retirement Plan                                  D
                     10.8    Incentive Performance Award Plan                                      D
                     10.11   Option Agreement between the Company and Rumsey Associates            D
                             Limited Partnership
                     10.13   Registration Rights Agreement                                         D
                     10.15   1996 Stock Option and Appreciation Rights Plan                        E
                     10.22   1998 Stock Option and Appreciation Rights Plan                        F
                     10.23   1999 Stock Option and Appreciation Rights Plan                        G
                     10.24   2000 Stock Option and Appreciation Rights Plan                        H
                     10.25   Flex Lease Agreement Between PHL-OPCO, LP, as Landlord and            I
                             Essex Corporation, As Tenant, Rivers 95 Columbia, MD
                     10.26   2001 Stock Option and Appreciation Rights Plan                        J
                     10.27   2002 Stock Option and Appreciation Rights Plan                        K
               (v)   Exhibit 23 - Consent of Experts and Counsel
                     23.1    Consent of Independent Auditors                                      80
               (vi)  Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications
                     31.1    Rule 13a-14(a)/15d-14(a) Certification of the Chief
                             Executive Officer                                                    82
                     31.2    Rule 13a-14(a)/15d-14(a) Certification of the Chief
                             Financial Officer                                                    83
               (vii) Exhibit 32 - Section 1350 Certifications
                     32.1    Section 1350 Certification of the Chief Executive
                             Officer                                                               L
                     32.2    Section 1350 Certification of the Chief Financial
                             Officer                                                               L
               (viii) Exhibit 99
                     (a) Securities Purchase Agreement dated September 7, 2000 B
                     (b) Registration Rights Agreement dated September 7, 2000 B
                     (c) Common Stock Purchase Warrants dated September 12, 2000
                     B
          (3)  Financial Statement Schedules
               (i)   Schedule II - Valuation and Qualifying Accounts                              81


     (b) Reports on Form 8-K
          (1) Form 8-K dated October 29, 2003 which  reported  third quarter and nine  months  ended  September  28, 2003  results.
          (2) Form 8-K dated November 6, 2003 which reported that a registration statement  for  a proposed  follow-on  public offering  of  up  to
              4,000,000 shares of its common stock had been filed with the SEC.
          (3  Form  8-K dated  December  11,  2003  which  reported  that it had priced  the  follow-on  public  offering of its common  stock at a price of $8.50 per share.
          (4) Form 8-K  dated   December  16,  2003  which  reported  filing  of
              cautionary  risk factor  statements in connection with the closing of the public offering.

-----------------------

A Filed as Exhibit 3(i) to Registrant's Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920
B     Filed as  Exhibit  to Registrant's  Form 8-K dated  September  20,  2000
C Filed as Exhibit 3(ii) to Registrant's Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920
D Filed as Exhibit to Registrant's Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920
E     Filed as Exhibit to Registrant's Form 8-K dated November 13, 1996
F Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 12, 1998
G Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 11, 1999
H Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated November 10, 2000
I     Filed as Exhibit to Registrant's Form 8-K dated December 12, 2001
J     Filed  as  Exhibit to Form  Def 14a - Definitive Proxy Statement dated May
      23, 2001
K Filed as Exhibit to Form Def 14a - Definitive Proxy Statement dated October 10, 2002
L These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)


                          By: /S/ LEONARD E. MOODISPAW
                  --------------------------------------------
                              Leonard E. Moodispaw
                     President and Chief Executive Officer;
                           Principal Executive Officer
                                 March 15, 2004


                          By: /S/ JOSEPH R. KURRY, JR.
                  --------------------------------------------
                              Joseph R. Kurry, Jr.
          Senior Vice President, Treasurer and Chief Financial Officer;
                   Principal Financial and Accounting Officer
                                                   March 15, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            /S/ JOHN G. HANNON                 /S/ MARIE S. MINTON
         ------------------------            -------------------------
         John G. Hannon, Director            Marie S. Minton, Director
              March 15, 2004                      March 15, 2004


            /S/ ROBERT W. HICKS                 /S/ ARHTUR L. MONEY
         -------------------------           -------------------------
         Robert W. Hicks, Director           Arthur L. Money, Director
              March 15, 2004                       March 15, 2004


             /S/ RAY M. KEELER                 /S/ LEONARD E. MOODISPAW
          -----------------------           ------------------------------
          Ray M. Keeler, Director           Leonard E. Moodispaw, Director
              March 15, 2004                       March 15, 2004


          /S/ H. JEFFREY LEONARD                /S/ TERRY M. TURPIN
       ----------------------------          -------------------------
       H. Jeffrey Leonard, Director          Terry M. Turpin, Director
              March 15, 2004                       March 15, 2004


           /S/ FRANK E. MANNING
        --------------------------
        Frank E. Manning, Director
              March 15, 2004

                         REPORT OF INDEPENDENT AUDITORS

Audit Committee of the Board of Directors and Shareholders of Essex Corporation and Subsidiary
Columbia, Maryland

     We have audited the accompanying consolidated balance sheets of Essex Corporation (the "Company") and subsidiary as of December 28, 2003 and December 29, 2002 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2003 and December 29, 2002 and the results of its operations and its cash flows for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.




                                                      /s/ Stegman & Company

                                                          Stegman & Company



Baltimore, Maryland
February 23, 2004

                        ESSEX CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 28, 2003 AND DECEMBER 29, 2002


                                                        December 28,        December 29,
                                                            2003               2002
                                                    ------------------   ---------------

ASSETS

Current Assets
     Cash and cash equivalents                      $     31,835,294     $      1,030,247
     Accounts receivable, net                              3,969,601              565,626
     Prepayments and other                                   146,517              106,987
                                                    ------------------   ------------------
         Total Current Assets                             35,951,412            1,702,860
                                                    ------------------   ------------------

Property and Equipment
     Computers and special equipment                       1,226,349              948,455
     Furniture, equipment and other                          250,138              219,112
                                                    ------------------   ------------------
                                                           1,476,487            1,167,567
     Accumulated depreciation and amortization            (1,107,790)            (845,360)
                                                    ------------------   ------------------
         Net Property and Equipment                          368,697              322,207
                                                    ------------------   ------------------

Other Assets
     Goodwill                                              2,998,000                   --
     Patents, net                                            333,648              296,407
     Other intangibles, net                                   50,141                   --
     Other                                                    23,764               21,725
                                                    ------------------   ------------------
         Total Other Assets                                3,405,553              318,132
                                                    ------------------   ------------------

TOTAL ASSETS                                        $     39,725,662     $      2,343,199
                                                    ==================   ==================


The accompanying notes are an integral part of these statements.

                        ESSEX CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 28, 2003 AND DECEMBER 29, 2002


                                                             December 28,       December 29,
                                                                 2003               2002
                                                          ----------------    ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                     $      694,434      $      659,977
     Note payable                                                100,000                  --
     Accrued wages and vacation                                  898,498             233,940
     Advance from accounts receivable financing                       --             169,432
     Accrued retirement plans contribution payable               298,551              65,000
     Billings in excess of costs                                 462,000             135,000
     Other accrued expenses                                      522,538             146,041
     Capital leases                                                4,390              71,261
                                                          ----------------   -----------------
         Total Current Liabilities                             2,980,411           1,480,651
                                                          ----------------   -----------------

Long-Term Debt
     Convertible note payable                                         --             500,000
     Capital leases, net of current portion                           --               4,390
                                                          ----------------   -----------------
         Total Long-Term Debt                                         --             504,390
                                                          ----------------   -----------------
         Total Liabilities                                     2,980,411           1,985,041
                                                          ----------------   -----------------

Shareholders' Equity
     Common stock, no par value; 25 million shares
       authorized; 15,241,257 and 7,790,398
       shares issued and outstanding, respectively            49,004,021          12,706,520
     Additional paid-in capital                                2,000,000           2,000,000
     Prepaid warrant                                                  --              50,000
     Accumulated deficit                                     (14,258,770)        (14,398,362)
                                                          ----------------   -----------------
         Total Shareholders' Equity                           36,745,251             358,158
                                                          ----------------   -----------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                               $   39,725,662      $    2,343,199
                                                          ================   =================


The accompanying notes are an integral part of these statements.

                        ESSEX CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE FIFTY-TWO WEEK FISCAL YEARS ENDED
           DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001


                                                             2003                2002               2001
                                                     -----------------   -----------------   -----------------
Revenues                                             $     16,286,210    $      4,506,419    $      2,641,776
Costs of goods sold and services provided                 (10,388,831)         (2,593,677)         (1,342,444)
                                                     -----------------   -----------------   -----------------
         Gross Margin                                       5,897,379           1,912,742           1,299,332

Selling, general and administrative expenses               (4,905,475)         (2,668,117)         (2,459,631)
Research and development expenses                            (403,051)         (1,394,784)         (2,416,837)
Amortization of other intangibles                            (380,608)                 --                  --
                                                     -----------------   -----------------   -----------------

         Operating Income (Loss)                              208,245          (2,150,159)         (3,577,136)

Interest (expense) income, net                                (68,653)            (23,458)              7,937
                                                     -----------------   -----------------   -----------------

Income (Loss) Before Income Taxes                             139,592          (2,173,617)         (3,569,199)

Provision for income taxes                                         --                  --                  --
                                                     -----------------   -----------------   -----------------

Net Income (Loss)                                             139,592          (2,173,617)         (3,569,199)

Beneficial conversion feature of convertible
  preferred stock
                                                                   --                  --            (750,000)
                                                     -----------------   -----------------   -----------------

Net Income (Loss) Attributable to Common Stock       $        139,592    $     (2,173,617)   $     (4,319,199)
                                                     =================   =================   =================

Basic Earnings (Loss) Per Common Share               $          0.02     $          (0.29)   $          (0.67)
                                                     =================   =================   =================

Diluted Earnings (Loss) Per Common Share             $          0.01     $          (0.29)   $          (0.67)
                                                     =================   =================   =================

WEIGHTED AVERAGE NUMBER OF SHARES

Basic                                                       8,706,498           7,410,647           6,493,665

Effect of dilution -
         Stock options                                      1,091,456                  --                  --
                                                     -----------------   -----------------   -----------------

Diluted                                                     9,797,954           7,410,647           6,493,665
                                                     =================   =================   =================

The accompanying notes are an integral part of these statements.

                        ESSEX CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND
                               DECEMBER 30, 2001


                                            Common Stock         Preferred Stock                                           Total
                                   -----------------------   ---------------------             Additional                 Share-
                                                                                    Prepaid     Paid-In   Accumulated     Holder's
                                     Shares       Amount        Shares     Amount   Warrant     Capital     Deficit        Equity
                                   ---------   -----------   -------  ------------  -------   ----------- ------------  -----------

 BALANCE, DECEMBER 31, 2000       4,570,361   $ 6,496,320   312,500  $  1,250,000  $     --   $ 1,250,000  $(7,905,546) $ 1,090,774
   Preferred stock issued                --            --   187,500       750,000        --            --           --      750,000
   Beneficial conversion feature
      of preferred stock                 --            --        --            --        --      750,000      (750,000)          --
   Common stock issued              538,462     2,250,000        --            --        --           --            --    2,250,000
   Stock options exercised           49,182        91,806        --            --        --           --            --       91,806
   Retired shares/cashless stock
      option tender                 (2,400)       (17,082)       --            --        --           --            --      (17,082)
   Stock compensation                    --        49,000        --            --        --           --            --       49,000
   Net loss                              --            --        --            --        --           --    (3,569,199)  (3,569,199)
                                -----------   -----------  --------  ------------  --------   ----------  ------------   ----------
 BALANCE, DECEMBER 30, 2001       5,155,605     8,870,044   500,000     2,000,000        --    2,000,000   (12,224,745)     645,299
   Preferred stock converted      2,000,000     2,000,000  (500,000)   (2,000,000)       --           --            --           --
   Common stock issued              511,538     1,400,003        --            --        --           --            --    1,400,003
   Stock options exercised           81,350       143,398        --            --        --           --            --      143,398
   Retired shares/cashless stock
      option tender                  (6,261)      (26,250)       --            --        --           --            --      (26,250)
   Stock compensation                31,500       269,325        --            --        --           --            --      269,325
   Prepaid warrant issued                --            --        --            --   100,000           --            --      100,000
   Prepaid warrant converted         16,666        50,000        --            --   (50,000)          --            --           --
   Net loss                              --            --        --            --        --           --    (2,173,617)   2,173,617)
                                -----------   -----------  --------  ------------  --------   ----------  ------------   ----------
 BALANCE, DECEMBER 29, 2002       7,790,398    12,706,520        --            --    50,000    2,000,000   (14,398,362)     358,158
   Common stock sold              4,000,000    31,391,242        --            --        --           --            --   31,391,242
   Stock warrants exercised, net  1,999,892         1,000        --            --        --           --            --        1,000
   Conversion of note payable       192,307       551,528        --            --        --           --            --      551,528
   Acquisition of company
    (See Note 11)                 1,104,907     4,020,361        --            --        --           --            --    4,020,361
   Stock options exercised          141,017       316,369        --            --        --           --            --      316,369
   Retired shares/cashless stock
      option tender                  (3,930)      (32,999)       --            --        --           --            --      (32,999)
   Prepaid warrant converted         16,666        50,000        --            --   (50,000)          --            --           --
   Net income                            --            --        --            --        --           --       139,592      139,592
                                -----------   -----------  --------  ------------  --------   ----------  ------------  -----------
 BALANCE, DECEMBER 28, 2003      15,241,257   $49,004,021        --  $         --  $     --   $2,000,000  $(14,258,770) $36,745,251
                                ===========   ===========  ========  ============  ========   ==========  ============  ===========

The accompanying notes are an integral part of these statements.

                        ESSEX CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

                                                         2003           2002                2001
                                                  -------------     -------------      --------------

Cash Flows From Operating Activities:
   Net Income (Loss)                              $     139,592     $  (2,173,617)     $   (3,569,199)
   Adjustments to reconcile Net Income (Loss) to
     Net Cash Used In Operating Activities:
      Depreciation and amortization                     187,085           147,401             193,117
      Amortization of other intangibles                 380,608                --                  --
      Stock compensation expense                             --           269,325              49,000
      Contract reserve/account allowance                120,000                --                  --
      Inventory valuation reserve                            --            29,983              60,000
      Interest waived                                    51,528                --                  --
      Other                                               1,115               (91)             (1,047)

   Change in Assets and Liabilities:
      Accounts receivable                            (2,256,428)         (280,977)           (119,035)
      Inventory                                          65,000                --             (40,126)
      Prepayments and other assets                       25,906           (30,480)            (43,536)
      Accounts payable                                  (66,615)          346,236             181,807
      Accrued wages, vacation and retirement            683,641            (2,536)            116,987
      Accrued lease settlement                               --                --            (107,766)
      Billings in excess of costs                       327,000           135,000                  --
      Other assets and liabilities                      113,134           (57,861)            (41,448)
                                                  -------------     -------------      --------------

   Net Cash Used In Operating Activities               (228,434)       (1,617,617)         (3,321,246)
                                                  -------------     -------------      --------------

Cash Flows From Investing Activities:
    Acquisition of company                             (309,000)               --                  --
    Purchases of property and equipment                (193,956)          (29,677)            (81,965)
    Proceeds from sale of property and equipment          2,118                --               1,047
                                                  -------------     -------------      --------------

    Net Cash Used In Investing Activities              (500,838)          (29,677)            (80,918)
                                                  -------------     -------------      --------------

Cash Flows From Financing Activities:
    Sales of common stock                            31,391,242         1,450,003           2,250,000
    Sales of preferred stock                                 --                --             750,000
    Convertible note payable                                 --           500,000                  --
    Exercise of stock options                           283,370           117,148              74,724
    Proceeds from note payable                          100,000                --                  --
    Short-term borrowings/repayments, net              (169,432)          169,432                  --
    Prepaid warrant                                          --            50,000                  --
    Payment of capital lease obligations                (71,261)         (177,220)           (120,016)
    Other                                                   400                --                  --
                                                  -------------     -------------      --------------

    Net Cash Provided By Financing Activities        31,534,319         2,109,363           2,954,708
                                                  -------------     -------------      --------------

Cash and Cash Equivalents
    Net increase (decrease)                          30,805,047           462,069            (447,456)
    Balance - beginning of period                     1,030,247           568,178           1,015,634
                                                  -------------     -------------      --------------
    Balance - end of period                       $  31,835,294     $   1,030,247      $      568,178
                                                  =============     =============      ==============

The accompanying notes are an integral part of these statements.

                        ESSEX CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

NOTE 1:  Summary of Significant Accounting Policies and Other Important Factors

     These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Sensys Development Laboratories, Inc. ("SDL"). As of December 30, 2003, SDL was merged into Essex. All material intercompany transactions have been eliminated in consolidation.

   REPORTING YEAR

     The Company is on a 52/53 week fiscal year ending the last Sunday in December. Years 2003, 2002 and 2001 were 52-week fiscal years.

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

   IMPORTANT BUSINESS RISK FACTORS

     The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense, or DoD. The Company's revenues have been and continue to come from such programs. The Company is focusing and expanding in this business area. See Note 11 -- Acquisition.

In recent years, the Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in telecommunications and optoelectronic processors. In June 2000, the Company announced that it had filed applications to secure patent protection for innovative technologies in two communications device families: HYPERFINE WDM (wavelength division multiplexing) devices and wireless optical processor enhanced receiver architecture. Since September 2000, the Company has received over $6 million in financing from its Private Investors or affiliates to advance its programs to capitalize upon these inventions. The long-term success of the Company in these areas is dependent on its ability to successfully develop and market products related to its communications devices and optoelectronic processors. The success of these efforts is subject to changing technologies, competition and ultimately, market acceptance.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

     Primarily due to the expenditures for research and development ("R&D") and marketing of its optoelectronics products and services, particularly the optical telecommunications device technologies, the Company incurred significant losses in 2002 and 2001. The Company reduced R&D expenses to $403,000 in 2003 and had $140,000 in net income. The Company plans to continue research and development spending in 2004 in the optoelectronics operations.

     The Company is seeking to establish joint ventures or strategic partnerships including licensing of its technologies with major industrial concerns to facilitate these goals. Significant delays in the commercialization of the Company's optoelectronic products or failure to market such products would have an adverse effect on the Company's future operating results.

   CONTRACT ACCOUNTING

     Revenues consist of services rendered on cost-plus-fixed-fee, time and materials and fixed-price contracts. Revenue on time and materials contracts (approximately 57%, 5% and 16% of total revenues in 2003, 2002 and 2001, respectively) is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. Revenue on cost-plus-fixed-fee contracts (approximately 27%, 67% and 39% of total revenues in 2003, 2002 and 2001, respectively) is recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenue on fixed-price contracts (approximately 16%, 28% and 45% of total revenues in 2003, 2002 and 2001, respectively) is recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Anticipated losses are recognized as soon as they become known. A portion of the Company's business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government. Because of the inherent uncertainties in estimating costs and the potential for audit adjustments by U.S. Government agencies, it is at least reasonably possible that the estimates will change in the near term.

   CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with expected original maturities of three months or less to be cash equivalents.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

   PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using straight-line methods based on useful lives as follows:

            Leasehold improvements                        Life of lease
            Computers and special equipment               3 to 5 years
            Furniture and equipment                       3 to 5 years

     Repairs and maintenance are charged to expense as incurred. When assets are retired or otherwise disposed of, the asset and related allowance for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

   PATENT COSTS

     Patent costs include legal and filing fees covering the various patents which have been issued or are issuable to the Company. Patent costs are amortized over their respective lives (15-20 years) and amortization was $16,000 in 2003 and $15,000 in 2002 and 2001.

   IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. No impairment was recognized in 2001 - 2003.

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

   BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

     Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares and, in 2001, includes common shares issuable upon the required conversion of preferred stock. Diluted

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001


earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and conversion of convertible debt. Such incremental shares were anti dilutive for 2002 and 2001.

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a "fair value based method" of accounting for an employee stock option or similar equity instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The Company has historically accounted for employee stock options or similar equity instruments under the "intrinsic value method" as defined by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

                                                 DECEMBER 28,     DECEMBER 29,     DECEMBER 30,
                                                     2003             2002             2001
                                                     ----             ----             ----

Net income (loss) attributable to common
   shareholders                                  $    139,592    $ (2,173,617)   $  (4,319,199)

Less: Total stock-based employee compensation
   expense determined under fair value
   based method for all awards                       (837,553)       (897,452)      (1,224,974)
                                                 ------------    ------------    -------------

Pro forma loss attributable to common
   shareholders                                  $   (697,961)   $ (3,071,069)   $  (5,544,173)
                                                 ============    ============    =============

Loss per share:

Basic-as reported                                $      0.02     $    (0.29)     $    (0.67)

Basic-pro forma                                  $     (0.08)    $    (0.41)     $    (0.85)

Diluted-as reported                              $      0.01     $    (0.29)     $    (0.67)

Diluted-pro forma                                $     (0.08)    $    (0.41)     $    (0.85)


                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                               2003           2002           2001
                                               ----           ----           ----
Dividend yield                                  0.00%          0.00%         0.00%

Volatility                                     63.97%        101.50%        84.85%

Weighted average risk free interest rate        3.97%          4.32%         5.18%

Weighted average expected lives of grants    10 years      9.7 years     9.6 years

     The weighted average grant date fair value of the options issued in 2003, 2002 and 2001 was approximately $3.23, $2.30 and $3.81, respectively.

   RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of indirect costs. However, no selling, general and administrative costs are included. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

   STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information are as follows:

A. Cash paid during the year for --

                                    2003          2002           2001
                                    ----          ----           ----

      Interest                $    39,000    $    27,000    $    16,600
      Income taxes            $        --    $        --    $        --

B. There were no new capital leases in 2003. In 2002 and 2001, there were new capital leases of $62,000 and $288,000, respectively.

C. The Company issued approximately 683,000 shares of common stock related to the March 1, 2003 acquisition of Sensys Development Laboratories. The additional 422,000 shares of common stock issued into escrow were returned in early 2004. See Note 11- Acquisition.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

NOTE 2:  Accounts Receivable

     Accounts receivable consist of the following:

                                                    2003               2002
                                                    ----               ----
U.S. Government

      Amounts billed, including retainages      $ 4,139,601        $ 611,526

      Commercial and other                               --            4,100
                                                -----------        ---------
                                                  4,139,601          615,626

      Contract reserves and allowances for
       doubtful accounts                           (170,000)         (50,000)
                                                -----------        ---------
                                                $ 3,969,601        $ 565,626
                                                ===========        =========

     U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Retainages (which are not material) will be collected upon job completion or settlement of audits performed by cognizant U.S. Government audit agencies. The accuracy and appropriateness of the Company's direct and indirect costs and expenses under its government contracts and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate governmental agencies. These agencies have the right to challenge the Company's direct and indirect costs charged to any such contract. Additionally, substantial portions of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Company cost records have been audited through 2000. In the year an audit is settled, the difference between audit adjustments and previously established reserves is reflected in income.

     Contract reserves and allowances for doubtful accounts have been provided where less than full recovery under the contract is expected.

NOTE 3:  Accounts Receivable Financing

     The Company has a working capital financing agreement with an accounts receivable factoring organization. Under such an agreement, the factoring organization may purchase certain of the Company's accounts receivable subject to full recourse against the Company in the case of nonpayment by the customers. The Company generally receives 85%-90% of the invoice amount at the time of purchase and the balance when the invoice is paid. The Company is charged an interest fee and other processing charges, payable at the time each invoice is paid. There were no funds advanced as of December 28, 2003 and $169,000 of funds advanced as of December 29, 2002.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

NOTE 4:  Major Customer Information

     In fiscal 2003, the Company had revenues of $3.5 million (approximately 21.5% of revenues) from its subcontract to provide communications systems support to the intelligence community. The Company also had $3.3 million in revenues (approximately 20.6% of 2003 revenues) from the DoD Missile Defense Agency to design a next generation optoelectronic radar processor. Begun in 2002, such work amounted to $2,052,000 of 2002 revenues (46% of revenues). The Company had revenues in 2003 of $1.7 million (approximately 10.2%) from a subcontract to the Boeing Corporation to provide engineering advisory services to the intelligence community. Another significant customer program in prior years was for work to an agency of the Department of Defense. The Company is continuing research work under this subcontract on the use of its optoelectronics technology and devices in certain customer systems and applications. Such work amounted to approximately $541,000 (3%) of revenues in 2003, $1,002,000 (22%) of revenues in 2002 and $1,030,000 (39%) of 2001 revenues.

NOTE 5:  Commitments and Contingencies

  LEASE OBLIGATIONS

     The Company leases office space and certain equipment. As of December 28, 2003, the Company is committed to pay aggregate rentals under these leases as follows:

                          2004             $  436,000
                          2005             $  397,000
                          2006             $  201,000
                          2007             $  207,000

     Rental expense charged to operations, including payments made under short-term leases, amounted to $442,000, $275,000 and $261,000 in 2003, 2002 and
2001, respectively.

     The Company has one office facility under a long-term lease which expires October 2005 and another office under a long-term lease which expires December 2007. The leases contain provisions to pay for proportionate increases in operating costs and property taxes.

NOTE 6:  Convertible Note Payable

     On December 17, 2002, the Company entered into a Convertible Note Purchase Agreement with one of its Private Investors. The Company issued a $500,000 unsecured promissory note due December 31, 2004. The note bore interest at 10%; such interest was deferrable until maturity. The outstanding principal balance was convertible into common stock at $2.60 per share, the approximate market price of the Company's stock at the date of issuance of the note. If the note was converted, then no interest would be paid. The note was converted into 192,307 shares of common stock on December 22, 2003 and $51,528 of interest was waived.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001
NOTE 7:  Retirement Plan

     The Company has a qualified defined contribution retirement plan, the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 3% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Total authorized contributions under the matching contribution feature of the Plan were approximately $125,000 in 2003, $78,000 in 2002 and $64,000 in 2001. There were no discretionary contributions in these years.

     In accordance with the retirement plan and trust, as amended, such authorized contributions and the resulting annual expense can be reduced by forfeitures by terminated employees of unvested amounts of prior years' contributions. Forfeitures of $5,000, $13,000 and $2,000 were utilized to reduce annual expenses in 2003, 2002 and 2001, respectively.

     The Company is continuing the qualified defined contribution and profit sharing retirement plan of the acquired company, SDL, until December 2004. Under this plan, the Company recognized the required contribution of 8% or $154,000 and an additional contribution of 5% or $96,000, total $250,000, for the period since acquisition, March 1, 2003 to December 28, 2003.

NOTE 8:  Income Taxes

     The components of the Company's net deferred tax asset account are as follows as of the end of each fiscal year:

                                               2003              2002
                                           --------------   --------------
NOL and tax credit carryforward            $    4,043,000    $   4,075,000

Inventory valuation reserve                       104,000          107,000

Accrued employee benefit costs                     81,000           40,000

Allowance for doubtful accounts                    58,000           17,500

Other, net                                          6,000           18,000
                                           --------------   --------------
         Deferred tax assets                    4,292,000        4,257,500
                                           --------------   --------------
Cash basis tax reporting                         (613,000)              --

Billings in excess of costs                      (146,000)              --
                                           --------------   --------------
         Deferred tax liabilities                (759,000               --
                                           --------------   --------------
                  Net deferred tax assets       3,533,000        4,257,500

Valuation Reserve                              (3,533,000)      (4,257,500)
                                           --------------   --------------
Net Deferred Tax Asset                     $           --    $          --
                                           ==============   ==============

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

     The valuation allowance decreased during 2003 due primarily to cash basis reporting for the acquired company and increased in 2002 by $712,000, due primarily to the increase in the net operating loss carryforward.

     Income taxes (benefit) are reconciled to the amount computed by applying the federal corporate tax rate of 34% to income (loss) before taxes as follows:

                                                    Fiscal Year
                                      ------------------------------------------
                                          2003          2002           2001
                                      -----------    -----------    ------------
   Income tax expense (benefit) at
     federal corporate rate           $    47,000    $  (739,000)   $(1,214,000)
   Change in valuation allowance         (725,000)       712,000      1,115,000
   Acquisition adjustments                613,000             --             --
   Other                                   65,000         27,000         99,000
                                      -----------    -----------    -----------

   Income tax expense                 $        --    $        --    $        --
                                      ===========    ===========    ===========

     As of December 28, 2003, the Company has a net operating loss ("NOL") carryforward of $10,919,000 and tax credit carryforwards of $331,000 that are available, subject to certain limitations, to offset future book income and taxes payable. The NOL begins to expire in 2008 and the tax credit carryforwards expire through 2023.

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


NOTE 9:  Stock Option and Stock Bonus Plans; Other Stock Options

     The Company has several stock option plans with similar terms and conditions. The plans reserve 1,810,100 shares of the Company's unissued shares for option and stock appreciation rights ("SAR") grants. The plans expire through 2012. Options, which may be tax qualified ("ISOs") and non-qualified ("NSOs"), are exercisable for a period of up to 10 years at prices at or above market price as established on the date of grant. Under the plans, the Company will accept shares of its stock that were previously owned for at least 6 months by the option holder as payment for options being exercised. In such a transaction, the Company retires the stock tendered and issues the new shares at the same overall consideration. There is no change on the capital accounts but there is a net increase in the shares outstanding. In other transactions, the option holder may use a broker to sell a portion of the option shares in the open market to provide the option exercise proceeds. In this case, the option holder is the owner of the option shares being sold and the broker/option holder bear the risk of the open market sale. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares to

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

which the rights were awarded. A total of 228,500 ISO or NSO options were granted under the plans in 2003. No SARs were granted under the plans in 2003 or are outstanding.

                               STOCK OPTION PLANS

                                  NUMBER OF SHARES    RANGE OF PRICE PER SHARE
Outstanding, 12/31/00..........        956,700               $1.00-$3.00

Granted........................        441,300               $3.00-$6.07

Exercised .....................        (49,182)              $1.00-$3.00
                                  ------------

Outstanding, 12/30/01..........      1,348,818               $1.00-$6.07

Granted........................        199,250               $2.36-$4.96

Exercised......................        (71,350)              $1.00-$3.00

Canceled.......................        (14,500)              $2.40-$3.96
                                  ------------

Outstanding, 12/29/02..........      1,462,218               $1.00-$6.07

Granted........................        228,500               $3.14-$9.02

Exercised......................        (50,418)              $1.00-$3.96

Canceled.......................       (103,100)              $1.00-$6.07
                                  ------------

Outstanding, 12/28/03..........      1,537,200               $1.00-$9.02
                                  ============

Exercisable, 12/28/03..........      1,448,650               $1.00-$9.02
                                  ============

     As of December 28, 2003, the weighted average price for options outstanding was $3.26 and for options exercisable $3.15. The weighted average life for options outstanding was 6.4 years and for options exercisable 5.9 years. The following table summarizes information about all plan stock options outstanding at December 28, 2003:

                             OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                  WEIGHTED-
                                   AVERAGE      WEIGHTED-              WEIGHTED-
                                  REMAINING      AVERAGE                AVERAGE
     RANGE OF                   CONTRACTUAL     EXERCISE                EXERCISE
  EXERCISE PRICES   SHARES #    LIFE (YEARS)   PRICE ($)    SHARES #   PRICE ($)
  ---------------   --------    ------------   ---------    --------   ---------
   $1.00 - $1.69      324,400         5.0          $1.18      324,400      $1.18

   $2.04 - $2.70      382,350         7.4          $2.23      381,800      $2.22

   $3.00 - $3.96      618,650         6.2          $3.63      555,650      $3.65

   $4.65 - $5.71       67,000         7.3          $5.37       52,000      $5.34

   $6.07 - $9.02      144,800         7.8          $6.67      134,800      $6.44
                   ----------                              ----------
                    1,537,200                               1,448,650
                   ==========                              ==========

     The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company's unissued shares for awards.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

There were no shares awarded in 2003, 2002 or 2001. As of December 28, 2003, there were 4,050 shares available for award under the Plan.

     The Company has issued, outside of existing plans, non-qualified stock options and warrants directly to certain parties, including employees. In connection with a l994 lease settlement, an option for 125,000 shares was issued with an exercise price (as adjusted) of $1.29 per share. Holders exercised 10,000 and 40,000 of these options in fiscal 2002 and 2003, respectively, and 40,000 in January 2004. In 2003, the Company issued non-qualified options for 30,000 shares to its Chief Scientist and for 10,000 shares to its Chief Financial Officer/Treasurer ("CFO"). In 2001, the Company issued non-qualified options for 85,000 shares directly to its President, for 40,000 shares to its CFO and for 45,000 shares to another employee of the Company. In all cases, the exercise price to these employees was equal to the market price on the date of grant.

     In connection with the March 2003 acquisition, the Company issued approximately 195,000 non-qualified fully vested options for its common stock at below market prices in exchange for the fully vested outstanding options of the acquired company. As of December 28, 2003, there were 179,173 of these options outstanding at prices ranging from $0.01 to $1.01.


     As of December 28, 2003, a summary of all non plan stock options and warrants is as follows:

                        OPTIONS OUTSTANDING AND EXERCISABLE
                                     WEIGHTED-
                                      AVERAGE      WEIGHTED-
                                     REMAINING      AVERAGE
      RANGE OF                      CONTRACTUAL     EXERCISE
   EXERCISE PRICES      SHARES #    LIFE (YEARS)   PRICE ($)

    $0.01 - $1.01         254,173         4.0          $0.82

    $1.29 - $1.69          96,500         2.2          $1.55

    $2.04 - $3.69         280,000         7.2          $2.91

    $6.07 - $8.50          65,000         4.7          $6.33
                        ---------
                          695,673

     NOTE 10: Common Stock; Warrants; Preferred Stock

     The Company's Articles of Incorporation authorize 1 million shares of preferred stock, par value $0.01 per share, the series and rights of which may be designated by the Board of Directors in accordance with applicable state and federal law. In September 2000, the Board designated 500,000 shares of such preferred stock as Series B. There were 312,500 shares of Series B issued in 2000 for $1,250,000 and the remaining 187,500 issued in 2001 for $750,000 to the Company's Private Investors. The 500,000 Series B shares were converted as required into 2 million shares of common stock in September 2002. No Series A or Series B preferred shares are currently outstanding.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001

     In connection with the issuance of the preferred stock, the Company also issued common stock warrants to the preferred stock holders. These warrants were for an additional 2 million shares of common stock. The warrants did not become exercisable until certain terms and conditions were met. The Company determined that the warrants had a nominal fair value at issuance due to the restrictive covenants. The warrants became exercisable upon the completion of the follow-on public offering on December 9, 2003. The warrants were exercised in December 2003 at a price of $2,000.

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

     In accordance with Emerging Issues Task Force Issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," the Company imputed and recorded a deemed dividend of $2,000,000 on its Series B Preferred Stock, of which $1,250,000 was recognized in 2000 and $750,000 was recognized in 2001. The deemed dividend was equal to the difference between the estimated current market price at original date of issuance and the conversion price (the "beneficial conversion feature"). Such imputed dividends have no impact on net loss from operations or cash flows but have to be considered when calculating loss per share attributable to common shareholders.

NOTE 11: Acquisition

     As of March 1, 2003, the Company acquired 100% of the common stock of Sensys Development Laboratories, Inc. ("SDL") in exchange for the issuance of approximately 1,105,000 shares of Company stock and $309,000 in cash. The agreement provided that approximately 422,000 of these shares be placed into an escrow account, to be released based upon certain factors, principally the future market price of the Company's stock. In accordance with SFAS No. 141, "Business Combinations", Emerging Issues Task Force 97-15, "Accounting for
Contingency Arrangements Based on Security Prices in a Purchase Business Combination" and Emerging Issues Task Force 99-12, "Determination of the Measruement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", the Company stock portion of the acquisition price was recorded at the current market price of the common stock multiplied by the maximum number of shares issuable, or $3.17 times 1,105,000 common shares, or $3.5 million. Subsequent to year end the 422,000 shares in escrow were returned to the Company in accordance with the terms of the agreement. The Company also issued approximately 195,000 non-qualified fully vested options for its common stock at below market exercise prices in exchange for SDL fully vested outstanding options.

     SDL provides both system and software engineering technical support to U.S. Government customers and prime contractors supporting government programs. SDL has an established workforce with specialized experience and credentials.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001


     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                  Current assets                      $    1,447,000
                  Equipment and other                         33,000
                  Goodwill                                 2,998,000
                  Intangible assets                          431,000
                                                      --------------
                    Total assets acquired                  4,909,000
                  Current liabilities                       (504,000)
                                                      --------------
                    Net assets acquired               $    4,405,000
                                                      ==============

     The intangible assets of $431,000 were primarily assigned to contract backlog which has an estimated overall amortization life of less than one year.

     The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of fiscal 2003.

                                     For Fiscal Year Ended December 28, 2003
                                     ---------------------------------------
                                                            Pro Forma
                                          As Reported      (Unaudited)
                                      ---------------   ---------------
Revenues                              $    16,286,000   $    17,551,000
                                      ===============   ===============
Net Income                            $       140,000   $       402,000
                                      ===============   ===============
Earnings Per Share:
     Basic                            $          0.02   $          0.04
                                      ===============   ===============
     Fully diluted                    $          0.01   $          0.04
                                      ===============   ===============
WEIGHTED AVERAGE NUMBER OF SHARES
Basic                                       8,706,498         9,247,587

Effect of Dilution -
         Stock Options                      1,091,456         1,091,456
                                      ---------------   ---------------
Diluted                                     9,797,954        10,339,043
                                      ===============   ===============

     Included in the pro forma revenues and net income are $420,000 and $155,000, respectively, from a product sale by SDL which is not expected to occur in future periods. Common shares issued in connection with the acquisition and returned from escrow of approximately 422,000 shares are excluded from the calculation above of the weighted average number of shares.

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001


NOTE 12: Other Accrued Expenses

      Other accrued expenses consists of the following:

                                                          2003            2002
                                                      -----------   ------------
Legal and printing registration statement expenses    $   230,439   $         --
Patent legal expenses                                      89,262         24,000
Other                                                     202,837        122,041
                                                      -----------   ------------
         Total accrued expenses                       $   522,538   $    146,041

                                                      ===========   ============

NOTE 13: Quarterly Financial Data (Unaudited)

      (In thousands, except per share data)

2003 QUARTER ENDED                  DEC. 28   SEPT. 28    JUNE 29   MARCH 30
-------------------                 -------   --------    -------   --------
Revenue                             $ 5,066    $ 4,071    $ 4,148    $ 3,001

Gross margin                          1,719      1,690      1,529        959

Net income (loss)                        74         11         75        (20)

Income (loss) per share (1):

      Basic                         $   0.01   $   0.00   $   0.01   $  (0.00)

      Diluted                       $   0.01   $   0.00   $   0.01   $  (0.00)

2002 QUARTER ENDED                  DEC. 29   SEPT. 29    JUNE 30   MARCH 31
-------------------                 -------   --------    -------   --------

Revenue                             $ 1,413    $ 1,601    $   729    $   763

Gross margin                            533        636        370        374

Net loss                               (327)      (182)      (835)      (830)

Loss per share (1):

      Basic                         $ (0.04)   $ (0.02)   $ (0.12)   $ (0.11)

      Diluted                       $ (0.04)   $ (0.02)   $ (0.12)   $ (0.11)

2001 QUARTER ENDED                  DEC. 30   SEPT. 30    JULY 1     APRIL 1
------------------                  -------   --------    ------     -------

Revenue                             $   761    $   745    $   723    $   413

Gross margin                            367        363        355        214

Net loss                               (819)    (1,234)    (1,068)    (1,198)

Loss per share (1):

      Basic                         $ (0.11)   $ (0.19)   $ (0.17)   $ (0.20)

      Diluted                       $ (0.11)   $ (0.19)   $ (0.17)   $ (0.20)

(1) Quarterly per share amounts may not total to full-year amounts due to rounding.

                                       78

                        ESSEX CORPORATION AND SUBSIDIARY

         FOR THE FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002
                              AND DECEMBER 30, 2001


NOTE 14: Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", which is effective for financial statements for fiscal years ending after December 15, 2002, with early adoption permitted. SFAS No. 148 enables companies that choose to adopt the fair value based method to report the full effect of employee stock options in their financial statements immediately upon adoption, and to make available to investors better and more frequent disclosure about the cost of employee stock options. As further discussed within
Note 1, the Company will continue to apply the disclosure-only provisions of both SFAS No. 123 and SFAS No. 148.

     In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), "Consolidation Of Variable Interest Entities". FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Since the Company is not involved with any variable interest entities, the adoption of FIN 46 did not have a material impact on the Company's results of operations or financial position.

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

     In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

                         CONSENT OF INDEPENDENT AUDITORS

     We hereby consent to the incorporation of our report dated February 23, 2004, included in this Form 10-K, into Essex Corporation's previously filed Registration Statements on Form S-8, File No. 33-47900, File No. 33-336770, File No. 333-57122, File No. 333-65466 and File No. 333-108709; and on Form S-3, File
No. 333-61200 and File No. 333-104819 and on Form S-1, File No. 333-110287.

                                                    /s/ Stegman & Company

                                                        Stegman & Company

Baltimore, Maryland
March 15, 2004

                                ESSEX CORPORATION

                          FINANCIAL STATEMENT SCHEDULES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

A.        Inventory Valuation Allowance

                                          Charged/         Inventory
                        Balance at     (Credited) to     Disposed of     Balance at
                        Beginning of     Costs and        or Written       End of
  Fiscal Year Ended     Period            Expenses            Off          Period
---------------------   ------------   -------------     -----------     ----------
                                              (In Thousands)

December 28, 2003      $        305    $         --      $       148     $      157
December 29, 2002      $        275    $         30      $        --     $      305
December 30, 2001      $        435    $         60      $      (220)    $      275


B.        Contract Reserves and Allowance for Doubtful Accounts

                                          Charged/
                        Balance at     (Credited) to                     Balance at
                       Beginning of      Costs and         Amounts         End of
  Fiscal Year Ended    Period            Expenses        Written Off      Period
-------------------   -------------    -------------     -----------     ----------
                                              (In Thousands)

December 28, 2003      $         50    $        120      $        --     $      170
December 29, 2002      $         50    $         --      $        --     $       50
December 30, 2001      $         50    $         --      $        --     $       50