Form 10-Q
period 2004-03-28
ESSEX CORPORATION
filed 2004-05-10
CIK 355199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                   For the Transition period from      to
                                                 -----    -----

                         Commission File Number 0-10772

                                ESSEX CORPORATION
             (Exact name of registrant as specified in its charter)

            Virginia                                                 54-0846569
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

9150 Guilford Road, Columbia, Maryland                                    21046
(Address of principal executive offices)                             (Zip Code)

(301) 939-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES           X     NO
           -----               -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES                 NO           X
           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                          OUTSTANDING
                  CLASS                                 AT APRIL 30, 2004
                  -----                                 -----------------
Common Stock, no par value per share                       15,077,443

                               ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                      INDEX


o        UNAUDITED CONSOLIDATED BALANCE SHEETS


o        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


o        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


o        NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                     March 28,         December 28,
                                                       2004                2003
                                                   -------------      -------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                     $  29,512,904      $  31,835,294
     Accounts receivable, net                          9,858,983          3,969,601
     Prepayments and other                               529,074            146,517
                                                   -------------      -------------
         Total Current Assets                         39,900,961         35,951,412
                                                   -------------      -------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                   1,327,126          1,226,349
     Furniture, equipment and other                      258,987            250,138
                                                   -------------      -------------
                                                       1,586,113          1,476,487
     Accumulated depreciation and amortization        (1,159,759)        (1,107,790)
                                                   -------------      -------------
         Net Property and Equipment                      426,354            368,697
                                                   -------------      -------------

OTHER ASSETS
     Goodwill                                          2,998,000          2,998,000
     Patents, net                                        327,231            333,648
     Other intangibles, net                               15,000             50,141
     Other                                                34,056             23,764
                                                   -------------      -------------
         Total Other Assets                            3,374,287          3,405,553
                                                   -------------      -------------

TOTAL ASSETS                                       $  43,701,602      $  39,725,662
                                                   =============      =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                        March 28,     December 28,
                                                          2004             2003
                                                     ------------     ------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                $  3,642,948     $    694,434
     Note payable                                              --          100,000
     Accrued wages and vacation                           807,304          898,498
     Accrued retirement plans contribution payable        162,511          298,551
     Billings in excess of costs                          425,000          462,000
     Other accrued expenses                               302,705          522,538
     Capital leases                                            --            4,390
                                                     ------------     ------------
         Total Current Liabilities                      5,340,468        2,980,411
                                                     ------------     ------------

SHAREHOLDERS' EQUITY
     Common stock, no par value; 25 million
       shares authorized; 15,052,536 and
       15,241,257 shares issued and
       outstanding, respectively                       50,308,053       49,004,021
     Additional paid-in capital                         2,000,000        2,000,000
     Accumulated deficit                              (13,946,919)     (14,258,770)
                                                     ------------     ------------
         Total Shareholders' Equity                    38,361,134       36,745,251
                                                     ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                     $ 43,701,602     $ 39,725,662
                                                     ============     ============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 28, 2004 AND MARCH 30, 2003
                                    UNAUDITED

                                                   2004              2003
                                                --------------    --------------
Revenues:
     Services and products                      $    8,268,551    $    3,001,334
     Purchased hardware                              5,972,554                --
                                                --------------    --------------
         Total                                      14,241,105         3,001,334
                                                --------------    --------------

Costs of goods sold and services provided:
     Services and products                          (6,135,003)       (2,042,211)
     Purchased hardware                             (5,860,082)               --
                                                --------------    --------------
         Total                                     (11,995,085)       (2,042,211)
                                                --------------    --------------

         Gross Margin                                2,246,020           959,123

Selling, general and administrative expenses        (1,834,290)         (785,874)
Research and development                              (140,459)         (131,946)
Amortization of other intangible assets                (35,141)          (45,726)
                                                --------------    --------------

         Operating Income (Loss)                       236,130            (4,423)

Interest income (expense), net                          75,721           (15,658)
                                                --------------    --------------

Income (Loss) Before Income Taxes                      311,851           (20,081)

Provision for income taxes                                  --                --
                                                --------------    --------------

Net Income (Loss)                               $      311,851    $      (20,081)
                                                ==============    ==============

Basic Earnings (Loss) Per Common Share          $         0.02    $        (0.00)
                                                ==============    ==============

Diluted Earnings (Loss) Per Common Share        $         0.02    $        (0.00)
                                                ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES

Basic                                               15,006,168         8,035,012

Effect of dilution -
         Stock options                               1,407,023                --
                                                --------------    --------------

Diluted                                             16,413,191         8,035,012
                                                ==============    ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THIRTEEN WEEK PERIODS
                     ENDED MARCH 28, 2004 AND MARCH 30, 2003
                                    UNAUDITED

                                                              2004            2003
                                                         -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                     $     311,851    $   (20,081)
   Adjustments to reconcile Net Income (Loss) to Net
     Cash (Used In) Provided By Operating Activities:
      Depreciation and amortization                             67,166         38,967
      Amortization of other intangible assets                   35,141         45,726
      Contract revenue/account allowance                        60,000             --

   Change in Assets and Liabilities:
      Accounts receivable                                   (5,949,382)      (572,694)
      Prepayments and other assets                            (401,629)         1,457
      Accounts payable                                       2,948,514        378,566
      Accrued wages, vacation and retirement                  (227,234)        39,010
      Billings in excess of costs                              (37,000)            --
      Other liabilities                                       (201,833)       149,548
                                                         -------------    -----------

   Net Cash (Used In) Provided By Operating
    Activities                                              (3,394,406)        60,499
                                                         -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of SDL                                              --       (154,500)
    Purchases of property and equipment                       (109,626)       (32,286)
    Proceeds from sale of fixed assets                              --            707
                                                         -------------    -----------

    Net Cash Used In Investing Activities                     (109,626)      (186,079)
                                                         -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                    1,192,125             --
    Note payable                                              (100,000)       100,000
    Exercise of stock options                                   93,907             --
    Short-term borrowings/repayments, net                           --       (133,528)
    Payment of capital lease obligations                        (4,390)       (39,766)
                                                         -------------    -----------

    Net Cash Provided By (Used In) Financing
     Activities                                              1,181,642        (73,294)
                                                         -------------    -----------

CASH AND CASH EQUIVALENTS
    Net decrease                                            (2,322,390)      (198,874)
    Balance - beginning of period                           31,835,294      1,030,247
                                                         -------------    -----------
    Balance - end of period                              $  29,512,904    $   831,373
                                                         =============    ===========

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

NOTE 1:  General

FISCAL YEAR AND PRESENTATION

These statements cover Essex Corporation (the "Company") and its formerly wholly-owned subsidiary, Sensys Development Laboratories, Inc. ("SDL"), which was acquired effective March 1, 2003 and merged into the Company effective December 30, 2003. The Company is on a 52/53-week fiscal year ending the last Sunday in December. Years 2004 and 2003 are 52-week fiscal years. All material intercompany transactions have been eliminated. Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

The information furnished in the accompanying Unaudited Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments considered necessary for a fair presentation of such information. The operating results for the thirteen week period ended March 28, 2004 may not be indicative of the results of operations for the year ending December 26, 2004, or any future period. This financial information should be read in conjunction with the Company's 2003 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for uncollectible accounts receivable, inventory obsolescence and valuation, depreciation and amortization, intangible assets, employee benefit plans and contingencies, among others. Actual results could differ from these estimates.

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

NOTE 2:  Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share are computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants. As of March 28, 2004 and March 30, 2003, the effect of the incremental shares from options, warrants and contingent shares (if applicable) of 110,600 and

                               ESSEX CORPORATION

4,170,105, respectively, have been excluded from diluted weighted average shares as the effect would have been antidilutive.

NOTE 3:  Common Stock

The Company completed a follow-on public offering in December 2003 and issued 4,000,000 shares of common stock. The Company received net proceeds of $31.4 million. In January 2004, the underwriters exercised their over allotment option and the Company sold an additional 150,000 common shares and received net proceeds of $1.2 million.

In connection with the acquisition of SDL, the Company had issued approximately 422,000 common shares into escrow. These shares were to be released to certain SDL shareholders or returned to Essex based upon certain factors, principally the future market price of the Company's stock. During the first quarter of 2004, the 422,000 shares in escrow were returned to the Company in accordance with the terms of the purchase agreement.

NOTE 4:  Stock-Based Compensation

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

                                              Thirteen Week Periods Ended
                                        -------------------------------------

                                         March 28, 2004     March 30, 2003
                                        ---------------     --------------
Net income (loss), as reported          $       311,851     $      (20,081)

Less:  Total stock-based employee
compensation expense determined under
fair value based method                         761,253            191,744
                                        ---------------     --------------

Pro forma loss                          $      (449,402)    $     (211,825)
                                        ===============     ==============

Earnings (loss) per share:
    Basic-as reported                   $      0.02          $     (0.00)

    Basic-pro forma                     $     (0.03)         $     (0.03)

    Diluted-as reported                 $      0.02          $     (0.00)

    Diluted-pro forma                   $     (0.03)         $     (0.03)

                               ESSEX CORPORATION

NOTE 5:  Amortization of Other Intangible Assets

In connection with the March 1, 2003 acquisition of SDL, there was $431,000 of value assigned primarily to contracts backlog. Amortization of $46,000 was recognized in March 2003; $128,000 in the quarter ended June 2003; $121,000 in the quarter ended September 28, 2003 and $86,000 in the quarter ended December 28, 2003. Amortization of $35,000 was recognized in the first quarter of 2004.

NOTE 6:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes. The Company had a deferred income tax asset valuation allowance of $3.5 million and $4.3 million at December 28, 2003 and December 29, 2002, respectively. Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                                     2004             2003
                                              ---------------   ---------------

                                               First Quarter     First Quarter
                                              ---------------   ---------------
Income tax expense (benefit) at
  federal corporate rates                     $      106,000    $       (7,000)

Valuation allowance                                 (106,000)            7,000
                                              ---------------   --------------

Provision for income taxes                    $           --    $           --
                                              ===============   ==============


The evaluation of the realizability of such deferred tax assets in future periods is made annually at year end based upon a variety of factors for generating future taxable income, such as intent and ability to sell assets and historical and projected operating performance. The Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and benefit future periods.

NOTE 7:  Acquisition

In April 2004, the Company agreed to acquire 100% of the common stock of Computer Science Innovations, Inc. ("CSI"), which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash. CSI has proprietary techniques, algorithms and tools that are used to build custom "cognitive engines" for a broad range of intelligence, defense and commercial customers and applications. CSI had revenue of approximately $7.5 million in its fiscal year ended March 31, 2004. The Company expects to close this transaction during the second quarter of 2004, subject to customary closing conditions.

                                ESSEX CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. FOR MORE INFORMATION ON RISK FACTORS, SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 28, 2003. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS INDICATED IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS.

OVERVIEW

Essex Corporation (the "Company") provides advanced optoelectronic and signal processing services and products for U.S. Government intelligence and defense customers and communications customers with whom we have established and maintained long-standing and successful relationships. The Company provides optoelectronic and signal processing services to classified U.S. Government customers under next generation research and development contracts. The Company supports the intelligence community's mission critical voice and video systems infrastructure. The Company provides systems fabrication, software integration, testing, field deployment and other engineering services to highly classified U.S. Government customers. The Company builds optical communications and networking system elements and components, as well as signal and image processing software products. While the Company has historically sold our products to the intelligence and defense markets, we believe our existing products and our patent portfolio position us well to benefit from spending on next generation technology that decreases the costs and increases the speed, performance and security of existing communications networks.

Most of the Company's revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the contract. For the three months ended March 28, 2004 and March 30, 2003, revenues derived from U.S. Government programs were $14.2 million, or 100%, and $2.9 million, or 96%, of the Company's revenues, respectively. The Company received a substantial amount of its intelligence and defense community revenues for 2004 and 2003 from sole source contracts.

The Company's most significant expense is its cost of goods sold and services provided, which consists primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete contracts, including the cost of materials and equipment and subcontract efforts. The Company's ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on its cost of goods sold and services provided.
Selling, general and administrative expenses consist primarily of costs associated with the Company's management,

                               ESSEX CORPORATION

finance and administrative groups and business development expenses which include bid and proposal efforts, and occupancy, travel and other corporate costs.

STATUS

The Company has experienced significant growth in its U.S. Government business and has been actively pursuing growth strategies from internal efforts and external merger sources. These efforts have resulted in profitable operations for the first three months of 2004 and fiscal 2003. The Company completed, effective March 1, 2003, the acquisition of Sensys Development Laboratories, Inc. ("SDL"), a Maryland-based provider of system and software engineering support services. This merger added over 25 highly skilled professionals to the Company's staff and approximately $6 million of annual revenue for 10 months in 2003. In April 2004, the Company agreed, subject to customary closing conditions, to acquire 100% of the common stock of Computer Science Innovations, Inc. ("CSI"), which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash. CSI has proprietary techniques, algorithms and tools that are used to build custom "cognitive engines" for a broad range of intelligence, defense and commercial customers and applications. CSI had revenue of approximately $7.5 million in its fiscal year ended March 31, 2004. The Company expects to close this transaction during the second quarter of 2004.

In October 2003, the Company was awarded a new defense-related contract for approximately $57 million over 4 years (a 3 month base period plus 4 option years). This is a delivery order contract for software and systems engineering and the delivery of custom systems to national priority programs. The Company is the prime contractor and there are numerous team members/subcontractors who will work on this program.

The Company continues to patent, develop and commercialize its key leading-edge optical technologies, principally the fiberoptic HYPERFINE WDM devices and wireless optical processor enhanced receiver architecture (OPERA(TM)) technology. The purpose of the HYPERFINE WDM device is to increase the number of usable communications channels within a single optical fiber. The purpose of OPERA(TM) is to increase capacity and improve voice and data quality of wireless systems.

Prototypes of the HYPERFINE WDM technology are being demonstrated to prospective strategic partners and investors. During the first nine months of 2003, the Company sold ten of its initial HYPERFINE WDM family devices consisting of five prototype demultiplexers and five of the new flat-top HYPERFINE WDM devices for use in building advanced optical code division multiple access (OCDMA) systems for $457,000 to several government and intermediate customers. The Company is also developing applications for using HYPERFINE WDM to achieve privacy in an all optical network. The Company is developing simulations of its OPERA(TM) wireless receiver device technology and is undertaking to determine the various market entry points for such device technology. The Company is also holding discussions with various established entities that are in the wireless communications market in order to determine the best communications applications of such technology.

The Company was awarded a patent for its HYPERFINE WDM technology in August 2003. In light of the continued unfavorable conditions in the communications markets, the market for our optical technologies and products has been slow in developing; however, we sold in fiscal 2003 the first 10 HYPERFINE WDM family devices to our customers in the intelligence and defense

                               ESSEX CORPORATION

communities. As noted above, we are significantly expanding our U.S. Government business base. The expansion is designed to take advantage of our government contracting experience and technical expertise and the increased government contracting activity in the defense, intelligence and homeland security areas. We are also pursuing sales of HYPERFINE WDM in communications markets and other optical technologies in the government marketplace.

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

REVENUE RECOGNITION

The Company enters into three types of U.S. Government contracts: cost plus fixed fee, fixed price and time and material. The Company recognizes revenue on cost plus fixed fee contracts to the extent costs are incurred plus a proportionate amount of fee earned. The Company must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the contract and still deliver the scope of work proposed. Even though cost plus fixed fee contracts generally do not require that the Company expend costs in excess of the contract value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, the Company must determine that the indirect costs are properly accounted for and allocated in accordance with government cost accounting requirements. On fixed price service contracts, the Company must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the contract and the required hours will be delivered. On fixed price product orders, revenue is not recorded until the Company determines that the goods have been delivered and accepted by the customer. On time and material contracts, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. This is generally the most straightforward revenue computation. The Company uses historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fixed fee jobs. The Company uses historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of its indirect costs on cost plus fixed fee contracts.

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

                               ESSEX CORPORATION

inventory are treated accordingly. There is a judgmental aspect to this decision
which  could  result  in  the   over-expensing   in  some  cases  or  the  early
capitalization in other cases of such expenditures.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company's business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that the Company will incur. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which requires that the Company, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of items in the statement of operations in relation to revenue.

                                               Thirteen Week Periods Ended
                                                     (unaudited)
                               ------------------------------------------------------

                                    March 28, 2004                 March 30, 2003
                               -------------------------   --------------------------

Revenues:
   Services and products                        58.1%                        100.0%
   Purchased hardware                           41.9                          --
                                            ------------                 ------------
         Total                                 100.0                         100.0
Costs of goods sold and
   services provided:
   Services and products           (74.2)                      (68.0)
                               ==========                  ===========
   Purchased hardware              (98.1)                       --
                               ==========                  ===========
         Total                                 (84.2)                        (68.0)
                                            ------------                 ------------

   Gross Margin                                 15.8                          32.0
Selling, general and
   administrative expenses                     (12.9)                        (26.2)
Research and development                        (1.0)                         (4.4)
Amortization of other
   intangible assets                            (0.2)                         (1.5)
                                            ------------                 ------------
Operating income (loss)                          1.7                          (0.1)
Interest income (expense),
 net                                             0.5                          (0.5)
                                            ------------                 ------------
Income (loss) before income                      2.2                          (0.6)
   taxes
Benefit (provision) for income
   taxes                                         0.0                           0.0
                                            ------------                 ------------
Net income (loss)                                2.2%                         (0.6)%
                                            ============                 ============

REVENUES. Total revenues were $14.2 million and $3.0 million in the first quarters of fiscal 2004 and 2003, respectively. The key factors for the higher revenue were the increased activity on the October 2003 $57 million multi-year award and the January 2004 $4.5 million two-year award for

                               ESSEX CORPORATION

software and systems engineering and the delivery of custom systems to national priority programs. Revenues from these two awards in the first quarter of 2004 were $9.2 million and $1.6 million, respectively, total $10.8 million of which $6.0 million was for purchased hardware. There was no comparable purchased hardware revenue in the first quarter of 2003. The Company's communications services contracts contributed $1.1 million of revenues in the first quarter of 2004 and $0.6 million of revenues for the same period in fiscal 2003.

COST OF GOODS SOLD AND SERVICES PROVIDED ("CGS"). Total CGS provided increased $10.0 million to $12.0 million for the first quarter of 2004 from $2.0 million for the comparable period in 2003. As a percentage of total revenues, total CGS was approximately 84.2% for the first quarter of 2004, compared to approximately 68.8% for the comparable period in fiscal 2003. For services and products revenue, CGS was 74.2% for the first quarter of 2004 as compared to 68.0% for the comparable period in 2003. In the first quarter of 2004, there was a significant increase in subcontractor costs for the two large customer systems programs. On these two contracts combined there were subcontractor costs of $3.6 million. For purchased hardware revenues, CGS was 98.1% in the first quarter of 2004 and there were no comparable purchases in the first quarter of 2003. The Company receives a lower markup on subcontractors work and purchased hardware. Overall, the higher volume during the first quarter of 2004 contributed a larger amount of gross profit, though at lower gross profit percentages.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.0 million to $1.8 million for the first quarter of 2004 from $0.8 million for the comparable period in 2003. The increase was partially due to higher management and related costs in the government contracts area and increased business development as well as continuing costs in the optoelectronics and communications new device business areas.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $9,000 to $141,000 in the first quarter of 2004 compared to $132,000 in the comparable period in 2003. The Company incurred the majority of its research and development on efforts related to optical communications technology.

AMORTIZATION OF OTHER INTANGIBLE ASSETS. During the first quarter of 2004, amortization of other intangible assets was $35,000, all of which was related to the SDL acquisition. There was $46,000 amortization costs in the comparable period in 2003 relating to SDL. The amortization of other intangibles related to this acquisition is substantially complete.

NET INTEREST INCOME (EXPENSE). Net interest income was $76,000 in the first quarter of 2004 compared to net interest expense of $16,000 in the comparable period in 2003. The net interest income reflects the temporary investment of the $32 million of proceeds from the stock offering.

NET INCOME (LOSS). The Company recorded net income of $312,000 and a net loss $20,000 in the first quarters of 2004 and 2003, respectively. The Company is in a net operating loss carryforward position for book and tax purposes. No provision for or benefit from income taxes was recognized in the first quarters of 2004 or 2003 due to the net operating loss carryforwards. We adjusted our income tax valuation reserves accordingly during these periods.

                               ESSEX CORPORATION

BACKLOG

As of March 28, 2004, the Company had total contract backlog, funded and unfunded, of approximately $102.0 million as compared with $112.8 million at December 28, 2003. Of these amounts, funded backlog was $31.3 million and unfunded backlog was $70.7 million at March 28, 2004 compared to $15.0 million and $97.8 million, respectively, at fiscal year end 2003. Of the unfunded backlog at March 28, 2004, approximately $18.5 million represents the remaining balance of a $25.0 million U.S. Government Indefinite Delivery Indefinite Quantity, or IDIQ, contract through May 2007 to provide technology to enhance Department of Defense radar programs. Unfunded backlog as of March 28, 2004 also includes the remaining balance of approximately $22.9 million on our $30 million, ten-year contract to provide communications systems support to the intelligence community. Unfunded backlog at March 28, 2004 also includes the remaining balance of approximately $24.8 million on our $57.1 million multi-year contract for software and systems engineering that we received in October 2003. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES


Our primary liquidity and capital resource needs are to finance the costs of our operations including research and development, to make capital expenditures, and to finance acquisitions. Based upon our current level of operations, we expect that our cash flow from operations and amounts of cash on hand will be adequate to meet our anticipated needs for the foreseeable future.

The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:


                                                  SELECTED FINANCIAL DATA AS OF
                                                          (In thousands)
                                         -----------------------------------------------

                                             March 28,    December 28,       March. 30,
                                               2004           2003              2003
                                         -------------    ------------     -------------


Total Assets                             $      43,702    $     39,726     $       7,587
                                         =============    ============     =============

Working Capital                          $      34,560    $     32,971     $         883
                                         =============    ============     =============

Current Ratio                                   7.47:1         12.06:1            1.34:1
                                         =============    ============     =============

Advance from Accounts Receivable
  Financing                              $          --    $         --     $          36
Capital Leases                                      --               4                36
Convertible Debt                                    --              --               500
Other Debt                                          --             100               100
                                         -------------    ------------     -------------
       Total Debt/Financing              $          --    $        104     $         672
                                         =============    ============     =============

Shareholders' Equity                     $      38,361    $     36,745     $       4,358
                                         =============    ============     =============

                               ESSEX CORPORATION

During the first quarter of 2004, net cash used in operating activities was $3,394,000. Cash provided from net income and non cash depreciation, amortization and other charges of approximately $474,000 was offset by an increase in accounts receivable net of the change in accounts payable and accrued items of $3,868,000. The increase in accounts receivable during the first quarter of 2004 was due to the increase in sales and does not reflect any change in payment cycle. The Company's working capital at March 28, 2004 increased to $34.6 million from $33.0 million at fiscal year end 2003. The increase was primarily a result of the sale of common stock for $1.2 million in January 2004.

During the first quarter of 2004, net cash used in investing activities was $110,000 for property and equipment to support our growing work force.

During the first thirteen week period of fiscal 2004, net cash provided by financing activities of $1.2 million resulted primarily from the sale of common stock and proceeds from exercises of stock options. (See Note 3 - Common Stock.)

The Company expects to satisfy its operating cash requirements for the remainder of 2004 from existing cash flows or from its cash balance.

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

The inflation rate in the United States generally has little impact on the Company's cost-reimbursable type contracts and other short-term contracts. For longer-term, fixed-price and time and material type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in these contracts.

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

                               ESSEX CORPORATION

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no debt outstanding as of March 28, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, Leonard E. Moodispaw, the Company's Chief Executive Officer and Joseph R. Kurry, Jr., the Company's Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to be recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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
                           to 18 U.S.C. Section 1350 Adopted Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 *
         Exhibit 32.2  -   Certification by the Chief Financial Officer Pursuant
                           to 18 U.S.C. Section 1350 Adopted Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002 *

* These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

(b)      Reports on Form 8-K
         (1) Form 8-K dated February 5, 2004 filing of Company's press release which announced the Corporation's preliminary revenue results for the fourth quarter 2003, updated earlier guidance for full year 2003 and plans to release its audited fourth quarter and full year 2003 financial results after market close on March 9, 2004 with a conference call to follow on March 10th at 10:30 a.m.
         (2) Form 8-K dated March 10, 2004 filing of Company's press release which reported financial results for the fiscal year ended December 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

Date:  May 10, 2004
                               /S/ JOSEPH R. KURRY, JR.
                     --------------------------------------
                              Joseph R. Kurry, Jr.
                              Senior Vice President
                      Treasurer and Chief Financial Officer

(Mr. Kurry is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)