Form 10-Q
period 2004-06-27
ESSEX CORPORATION
filed 2004-08-11
CIK 355199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004

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

YES           X     NO
           -----               -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES                 NO           X
           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                            OUTSTANDING
                  CLASS                                   AT JULY 22, 2004
                  -----                                   ----------------
Common Stock, no par value per share                        15,180,952

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


o    UNAUDITED CONSOLIDATED BALANCE SHEETS


o    UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


o    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


o    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION



References hereinafter to the quarter(ly) and six month periods represent the 13-week and 26-week periods, respectively, ending on the date indicated.

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                      June 27,        December 28,
                                                        2004              2003
                                                   --------------    --------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                     $   15,981,395    $   31,835,294
     Accounts receivable, net                          14,819,527         3,969,601
     Prepayments and other                                653,443           146,517
                                                   --------------    --------------
         Total Current Assets                          31,454,365        35,951,412
                                                   --------------    --------------

PROPERTY AND EQUIPMENT
     Computers and special equipment                    1,539,311         1,226,349
     Furniture, equipment and other                       732,588           250,138
                                                   --------------    --------------
                                                        2,271,899         1,476,487
     Accumulated depreciation and amortization         (1,246,103)       (1,107,790)
                                                   --------------    --------------
         Net Property and Equipment                     1,025,796           368,697
                                                   --------------    --------------

OTHER ASSETS
     Goodwill                                          13,915,455         2,998,000
     Patents, net                                         326,134           333,648
     Other intangibles, net                               683,842            50,141
     Other                                                269,482            23,764
                                                   --------------    --------------
         Total Other Assets                            15,194,913         3,405,553
                                                   --------------    --------------

TOTAL ASSETS                                       $   47,675,074    $   39,725,662
------------                                       ==============    ==============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                          June 27,        December 28,
                                                            2004              2003
                                                       -------------     -------------
                                                        (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                  $   6,026,672     $     694,434
     Note payable                                                 --           100,000
     Accrued wages and vacation                            1,526,718           898,498
     Accrued retirement plans contribution payable           151,336           298,551
     Advance payments                                        492,568           462,000
     Other accrued expenses                                  444,669           522,538
     Capital leases                                           12,000             4,390
                                                       -------------     -------------
         Total Current Liabilities                         8,653,963         2,980,411

LONG-TERM DEBT
     Capital lease, net of current portion                    35,165                --
                                                       -------------     -------------
         Total Liabilities                                 8,689,128         2,980,411
                                                       -------------     -------------

SHAREHOLDERS' EQUITY
     Common stock, no par value; 25 million shares
       authorized; 15,116,329 and 15,241,257 shares
       issued and outstanding, respectively               50,452,771        49,004,021
     Additional paid-in capital                            2,000,000         2,000,000
     Accumulated deficit                                 (13,466,825)      (14,258,770)
                                                       -------------     -------------
         Total Shareholders' Equity                       38,985,946        36,745,251
                                                       -------------     -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                 $  47,675,074     $  39,725,662
                                                       =============     =============


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                   Six Month           Six Month         Quarterly         Quarterly
                                 Period Ending       Period Ending      Period Ending     Period Ending
                                 June 27, 2004       June 29, 2003      June 27, 2004     June 29, 2003
                                 --------------     ---------------    --------------    --------------
Revenues:
     Services and products       $   22,808,163     $     7,149,941    $   14,539,612    $    4,148,607
     Purchased hardware              12,035,922                  --         6,063,368                --
                                 --------------     ---------------    --------------    --------------

         Total                       34,844,085           7,149,941        20,602,980         4,148,607
                                 --------------     ---------------    --------------    --------------

Costs of goods sold and
 services provided:
     Services and products          (17,203,129)         (4,661,942)      (11,068,126)       (2,619,731)
     Purchased hardware             (11,838,197)                 --        (5,978,115)               --
                                 --------------     ---------------    --------------    --------------
         Total                      (29,041,326)         (4,661,942)      (17,046,241)       (2,619,731)
                                 --------------     ---------------    --------------    --------------

   Gross Margin                       5,802,759           2,487,999         3,556,739         1,528,876

Selling, general and
 administrative expenses             (4,526,463)         (1,990,251)       (2,692,173)       (1,204,377)
Research and development               (447,215)           (226,040)         (306,756)          (94,094)
Amortization of other
 intangible assets                     (162,299)           (174,017)         (127,158)         (128,291)
                                 --------------     ---------------    --------------    --------------

   Operating Income                     666,782              97,691           430,652           102,114

Interest income (expense),
 net                                    125,161             (43,199)           49,440           (27,541)
                                 --------------     ---------------    --------------    --------------

Income Before Income
  Taxes                                 791,943              54,492           480,092            74,573

Provision for income taxes                   --                  --                --                --
                                 --------------     ---------------    --------------    --------------

Net Income                       $      791,943     $        54,492    $      480,092    $       74,573
                                 ==============     ===============    ==============    ==============

Basic Earnings Per
  Common Share                   $         0.05     $          0.01    $         0.03    $         0.01
                                 ==============     ===============    ==============    ==============

Diluted Earnings Per
  Common Share                   $         0.05     $          0.01    $         0.03    $         0.01
                                 ==============     ===============    ==============    ==============

WEIGHTED AVERAGE
  NUMBER OF SHARES

Basic                                15,045,973           8,437,723        15,085,778         8,919,916

Effect of dilution -
   Stock options                      1,379,821           1,128,075         1,379,821         1,128,075
                                 --------------     ---------------    --------------    --------------

Diluted                              16,425,794           9,565,798        16,465,599        10,047,991
                                 ==============     ===============    ==============    ==============

The accompanying notes are an integral part of these statements.

                                       5

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                       Six Months         Six Months
                                                                     Ended June 27,      Ended June 29,
                                                                          2004                2003
                                                                    ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                       $       791,943     $        54,492
   Adjustments to reconcile Net Income to Net
     Cash Used In Operating Activities:
      Depreciation and amortization                                         157,840              84,299
      Amortization of other intangible assets                               162,299             174,017
      Contract reserves/account allowance                                   120,000                  --
      Other                                                                      --               2,564

   Change in Assets and Liabilities:
      Accounts receivable                                                (8,439,756)         (1,190,889)
      Prepayments and other assets                                         (313,934)            (13,448)
      Advance payments                                                       30,568            (110,795)
      Accounts payable                                                    4,918,438            (106,300)
      Accrued wages, vacation and retirement                                171,380             593,728
      Other liabilities                                                    (135,645)             10,681
                                                                    ---------------     ---------------

   Net Cash Used In Operating Activities                                 (2,536,867)           (501,651)
                                                                    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                  (14,179,531)           (309,000)
    Purchases of property and equipment                                    (479,026)            (60,338)
    Other                                                                        --                 707
                                                                    ---------------     ---------------

    Net Cash Used In Investing Activities                               (14,658,557)           (368,631)
                                                                    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sales of common stock                                                 1,192,125                  --
    Note payable                                                           (100,000)            100,000
    Exercise of stock options                                               256,625              48,809
    Short-term borrowings/repayments, net                                        --             302,229
    Payment of capital lease obligations                                     (7,225)            (58,090)
                                                                    ---------------     ---------------

    Net Cash Provided By Financing Activities                             1,341,525             392,948
                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS
    Net decrease                                                        (15,853,899)           (477,334)
    Balance - beginning of period                                        31,835,294           1,030,247
                                                                    ---------------     ---------------
    Balance - end of period                                         $    15,981,395     $       552,913
                                                                    ===============     ===============

The accompanying notes are an integral part of these statements.

                                       6

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

NOTE 1:  General


FISCAL YEAR AND PRESENTATION

These statements cover Essex Corporation (the "Company"), its formerly wholly-owned subsidiary, Sensys Development Laboratories, Inc. ("SDL"), which was acquired effective March 1, 2003 and merged into the Company effective December 30, 2003 and its wholly-owned subsidiary, Computer Science Innovations, Inc. ("CSI"), which was acquired effective April 30, 2004. On June 25, 2004, the Company completed the acquisition of substantially all of the assets of Performance Group, Inc. ("PGI"). The Company is on a 52/53-week fiscal year ending the last Sunday in December. Years 2004 and 2003 are 52-week fiscal years. References to the quarter(ly) and six month periods represent the 13-week and 26-week periods, respectively, ending on the date indicated. All material intercompany transactions have been eliminated. Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

The information furnished in the accompanying Unaudited Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments considered necessary for a fair presentation of such information. The operating results for the twenty-six week period ended June 27, 2004 may not be indicative of the results of operations for the year ending December 26, 2004, or any future period. This financial information should be read in conjunction with the Company's 2003 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

NOTE 2:  Basic and Diluted Earnings Per Share

Basic earnings per common share are computed  using the weighted  average number
of  common  shares   outstanding  during  the  period  reduced  by  contingently
returnable   shares.   Diluted  earnings

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants. As of June 27, 2004 and June 29, 2003, the effect of the incremental shares from options, warrants and contingent shares (if applicable) of 111,100 and 2,368,700, respectively, have been excluded from diluted weighted average shares as the effect would have been antidilutive or contingencies were not resolved.

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


                                                Six Months Ended                   Three Months Ended
                                       --------------------------------    --------------------------------

                                        June 27, 2004     June 29, 2003     June 27, 2004     June 29, 2003
                                       --------------    --------------    --------------    --------------
Net income, as reported                $      791,943    $       54,492    $      480,092    $       74,573

Less:  Total stock-based employee
compensation expense determined
under fair value based method                 979,275           392,570           218,022           189,591
                                       --------------    --------------    --------------    --------------

Pro forma (loss) income                $     (187,332)   $     (338,078)   $      262,070    $     (115,018)
                                       ==============    ==============    ==============    ==============

Earnings (loss) per share:
    Basic-as reported                  $         0.05    $         0.01    $         0.03    $         0.01

    Basic-pro forma                    $        (0.01)   $        (0.04)   $         0.02    $        (0.01)

    Diluted-as reported                $         0.05    $         0.01    $         0.03    $         0.01

    Diluted-pro forma                  $        (0.01)   $        (0.04)   $         0.02    $        (0.01)

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

NOTE 5:  Amortization of Other Intangible Assets

In connection with the March 1, 2003 acquisition of SDL, there was $431,000 of intangible value assigned primarily to contracts. In connection with the April 30, 2004 acquisition of CSI, there was $724,000 of value assigned primarily to contracts. In connection with the June 25, 2004 acquisition of substantially all of the assets from Performance Group, Inc., there was $70,000 of value assigned, primarily to covenants not to compete. (See Note 7.) Amortization of $127,000 and $162,000 was recognized in the quarter and six months ended June 27, 2004, respectively. Amortization of $128,000 and $174,000 was recognized in the quarter and six month periods ended June 29, 2003, respectively.

NOTE 6:  Income Taxes

The Company is in a net operating loss (NOL) carryforward position for book and tax purposes.

The Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and benefit future periods. The evaluation of the realizability of deferred tax assets in future periods is made annually at year end based upon a variety of factors for generating future taxable income, such as historical and projected operating performance. The Company had a deferred income tax asset valuation allowance of $3.5 million at December 28, 2003.

NOTE 7:  Acquisitions

In April 2004, the Company agreed to acquire 100% of the common stock of Computer Science Innovations, Inc. ("CSI"), which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash. The Company incurred another $125,000 in related legal and accounting fees. CSI has proprietary techniques, algorithms and tools that are used to build custom "cognitive engines" for a broad range of intelligence, defense and commercial customers and applications. CSI had revenue of approximately $7.5 million in its fiscal year ended March 31, 2004. The Company closed this transaction effective April 30, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                  Current assets                          $    1,465,000
                  Equipment and other                            172,000
                  Goodwill                                     6,414,000
                  Intangible assets                              724,000
                                                          --------------

                    Total assets acquired                      8,775,000

                  Current liabilities                           (550,000)
                                                          --------------

                    Net assets acquired                   $    8,225,000
                                                          ==============

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

The intangible assets of $724,000 are primarily assigned to contracts which have an estimated overall amortization life of less than one year. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process.

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of fiscal 2004.


                                       For The Six Months Ended
                                             June 27, 2004
                                      (in Thousands) (Unaudited)
                             --------------------------------------------

                                As Reported              Pro Forma
                             -------------------      -------------------

Revenues                        $    34,844              $    36,972
                             ===================      ===================

Net Income                      $       792              $       503
                             ===================      ===================

Earnings Per Share:
     Basic                      $      0.05              $      0.03
                             ===================      ===================

     Fully diluted              $      0.05              $      0.03
                             ===================      ===================


On June 25, 2004, the Company completed the acquisition of substantially all of the assets of Performance Group, Inc. ("PGI") with main offices in Fredericksburg, VA. PGI provides services and systems in the areas of Geographic Information Systems (GIS), Imagery Processing and Analysis, Spatial Data Development, Environmental Consulting, Visualization, and IT Solutions to government and private sector clients. PGI had revenue of approximately $4.5 million in calendar year 2003.

The Company paid $5.85 million in cash and assumed $231,000 of liabilities. The Company also incurred $125,000 in outside expenses.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                  Current assets                         $    1,516,000
                  Equipment and other                           117,000
                  Goodwill                                    4,503,000
                  Intangible assets                              70,000
                                                         --------------

                    Total assets acquired                     6,206,000

                  Current liabilities                          (231,000)
                                                         --------------

                    Net assets acquired                  $    5,975,000
                                                         ==============

                                ESSEX CORPORATION

          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

The Company is in the process of evaluating the intangible assets acquired, such as contracts. The allocation of the purchase price is preliminary and subject to adjustment following completion of the valuation process.

NOTE 8:  Statements of Cash Flows - Supplemental Disclosure

There was a $50,000 capital lease entered into in the first six months of 2004. There were no new capital leases in the first six months of 2003.

In connection with the acquisition of substantially all of the assets of PGI, the Company assumed approximately $231,000 of liabilities which are expected to be paid in the third quarter of 2004.

NOTE 9:  Major Customers

Most of the Company's revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the contract. For the first six months ended June 27, 2004 and June 29, 2003, revenues derived from U.S. Government programs were $34.3 million, or 98.5% and $7.1 million, or 98.6%, of the Company's total revenues, respectively. For the first six months ended June 27, 2004, approximately $24.9 million or 71.6% of revenues were derived from one U.S. Government customer on one program.

                                ESSEX CORPORATION


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. FOR MORE INFORMATION ON RISK FACTORS, SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS INDICATED IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS. REFERENCES TO THE QUARTER(LY) AND SIX MONTH PERIODS REPRESENT THE 13-WEEK AND 26-WEEK PERIODS, RESPECTIVELY, ENDING ON THE DATE INDICATED.

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

With its acquisition of Computer Science Innovations, Inc. in April 2004, the Company now has proprietary techniques, algorithms and tools that are used to build custom "cognitive engines" for a broad range of intelligence, defense and commercial customers and applications. With the acquisition of substantially all of the assets of Performance Group, Inc. in June 2004, the Company now has services and systems in the areas of Geographic Information Systems (GIS), Imagery Processing and Analysis, Spatial Data Development, Environmental Consulting, Visualization, and IT Solutions for government and private sector clients.

Most of the Company's revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the contract. For the six months ended June 27, 2004 and June 29, 2003, revenues derived from U.S. Government programs were $34.3 million, or 98.5%, and $7.1 million, or 98.6%, of the Company's total revenues, respectively. The Company received a substantial amount of its intelligence and defense community revenues for 2004 and 2003 from sole source contracts.

                                ESSEX CORPORATION

The Company's most significant expense is its cost of goods sold and services provided, which consists primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete contracts, including the cost of materials and equipment and subcontract efforts. The Company's ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on its cost of goods sold and services provided.
Selling, general and administrative expenses consist primarily of costs associated with the Company's management, finance and administrative groups and business development expenses which include bid and proposal efforts, and occupancy, travel and other corporate costs.

STATUS

The Company has experienced significant growth in its U.S. Government business and has been actively pursuing growth strategies from internal efforts and external merger sources. These efforts have resulted in profitable operations for the first half of 2004 and fiscal 2003. The Company completed, effective March 1, 2003, the acquisition of Sensys Development Laboratories, Inc. ("SDL"), a Maryland-based provider of system and software engineering support services. This merger added over 25 highly skilled professionals to the Company's staff and approximately $6 million of annual revenue for 10 months in 2003. The Company completed, effective April 30, 2004, the acquisition of Computer Science Innovations, Inc. ("CSI"), which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash and incurred an additional $125,000 in legal and accounting fees. CSI has proprietary techniques, algorithms and tools that are used to build custom "cognitive engines" for a broad range of intelligence, defense and commercial customers and applications. CSI had revenue of approximately $7.5 million in its fiscal year ended March 31, 2004. The Company completed, effective June 25, 2004, the acquisition of substantially all of the assets of Performance Group, Inc. ("PGI") with main offices in Fredericksburg, Virginia for approximately $5.85 million in cash and assumed $231,000 in liabilities. The Company also incurred $125,000 in outside expenses. PGI provides services and systems in the areas of Geographic Information Systems
(GIS), Imagery Processing and Analysis, Spatial Data Development, Environmental Consulting, Visualization, and IT Solutions to government and private sector clients. PGI had revenue of approximately $4.5 million in calendar year 2003.

In October 2003, the Company was awarded a new defense-related contract for approximately $57 million over 4 years (a 3 month base period plus 4 option years). This is a delivery order contract for software and systems engineering and the delivery of custom systems to national priority programs. The Company is the prime contractor and there are numerous team members/subcontractors who will work on this program. In the second quarter of 2004, in connection with this contract, the Company leased over 50,000 square feet of space. The lease extends until May 2011 with an option for early termination. The space will contain significant floor space to provide highly classified work areas as well as assembly, warehouse and regular office space. The Company expects to recover the majority of the costs of this facility via direct or indirect charges to this and other contracts.

The Company continues to patent, develop and commercialize its key leading-edge optical technologies, principally the fiberoptic HYPERFINE WDM devices and wireless optical processor enhanced receiver architecture (OPERA(TM)) technology. The purpose of the HYPERFINE WDM device is to increase the number of usable communications channels within a single optical fiber.

                                ESSEX CORPORATION

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

The Company was awarded a patent for its HYPERFINE WDM technology in August 2003. In light of the continued unfavorable conditions in the communications markets, the market for our optical technologies and products has been slow in developing; however, as indicated above, we sold in fiscal 2003 the first 10 HYPERFINE WDM family devices to our customers in the intelligence and defense communities. As noted previously, we are significantly expanding our U.S. Government business base. The expansion is designed to take advantage of our government contracting experience and technical expertise and the increased government contracting activity in the defense, intelligence and homeland security areas. We are selling our HYPERFINE WDM and other optical technologies in the government marketplace and will continue to pursue such sales in the commercial markets.

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

                                ESSEX CORPORATION

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

RESEARCH AND DEVELOPMENT

The Company has expended significant amounts for research and development for new products. In accordance with generally accepted accounting principles, the Company expenses and does not capitalize and add to inventory such expenditures. When product design and prototypes are finalized and product marketability and viability have been established, expenditures for inventory are treated accordingly. There is a judgmental aspect to this decision which could result in the over-expensing in some cases or the early capitalization in other cases of such expenditures. The Company had no inventory balance as of June 27, 2004.

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

                                ESSEX CORPORATION

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of items in the statement of operations in relation to total revenue (or respective revenue with regard to cost of goods sold).


                                       Six Months Ended                           Quarterly Periods Ended
                                         (unaudited)                                    (unaudited)
                          -------------------------------------------    -------------------------------------------

                            June 27, 2004           June 29, 2003          June 27, 2004           June 29, 2003
                          -------------------    --------------------    -------------------    --------------------

Revenues:                       %           %          %            %         %            %         %            %
   Services and
   products                              65.5                   100.0                   70.6                  100.0
   Purchased
   hardware                              34.5                     --                    29.4                   --
                                      -------                 -------                -------                -------
         Total                          100.0                   100.0                  100.0                  100.0
Costs of goods sold
   and services
   provided:
   Services and
   products                 (75.4)                 (65.2)                 (76.1)                 (63.1)
                          =======                =======                =======                =======
    Purchased               (98.4)                  --                    (98.6)                  --
   hardware               =======                =======                =======                =======
          Total                         (83.3)                  (65.2)                 (82.7)                 (63.1)
                                      -------                --------                -------                -------

Gross Margin                             16.7                    34.8                   17.3                   36.9
Selling, general and
   administrative
   expenses                             (13.0)                  (27.8)                 (13.1)                 (29.0)
Research and
   development                           (1.3)                   (3.2)                  (1.5)                  (2.3)
Amortization of
   other intangible
   assets                                (0.5)                   (2.4)                  (0.6)                  (3.1)
                                      -------                --------                -------                -------
 Operating income                         1.9                     1.4                    2.1                    2.5
Interest income
   (expense), net                         0.4                    (0.6)                   0.2                   (0.7)
                                      -------                --------                -------                -------
 Income before income                     2.3                     0.8                    2.3                    1.8
   taxes
Provision for income
   taxes                                  0.0                     0.0                    0.0                    0.0
                                      -------                --------                -------                -------
 Net income                               2.3                     0.8                    2.3                    1.8
                                      =======                ========                =======                =======

REVENUES. Total revenues were $34.8 million and $7.1 million in the first six months of fiscal 2004 and 2003, respectively. Total revenues were $20.6 million and $4.1 million in the second quarters of fiscal 2004 and 2003, respectively. The key factors for the higher revenue were the increased activity on the October 2003 $57.0 million multi-year award and the January 2004 $4.5 million two-year award for software and systems engineering and the delivery of custom systems to national priority programs. Revenues from these two awards in the first half of 2004 were $24.9 million and $2.1 million, respectively. Of this total $27.0 million, $12.0 million was for purchased hardware. Revenues from these two awards in the second quarter of 2004 were $15.6 million and $500,000, respectively. Of this total $16.1 million, $6.1 million was for purchased hardware. There was no comparable purchased hardware revenue in the first half of 2003. The Company had $1.1 million in service and products revenue in the second quarter of 2004 for the 2 months of operations from its acquisition of CSI.

                                ESSEX CORPORATION

COST OF GOODS SOLD AND SERVICES PROVIDED ("CGS"). Total CGS increased $24.3 million to $29.0 million for the first six months of 2004 from $4.7 million for the comparable period in 2003. As a percentage of total revenues, total CGS was approximately 83.3% for the first half of 2004, compared to approximately 65.2% for the comparable period in fiscal 2003. For services and products revenue, CGS was 75.4% for the first half of 2004 as compared to 65.2% for the comparable period in 2003. The increase in CGS reflects increased volume and revenue for the period. The increase in CGS as a percentage of revenue reflects the change in the mix of work, primarily related to the two contracts awarded in October 2003 and January 2004. Specifically, upon award and ramp up, a majority of the revenues under those contracts relate to subcontracts and purchased hardware which are lower margin. Over time, we anticipate a gradual shift of a portion of this work to our staff. For the second quarter of 2004, total CGS increased $14.4 million to $17.0 million from $2.6 million for the comparable period of 2003. As a percentage of total revenues, total CGS was approximately 82.7% for the second quarter of 2004 as compared to 63.1% for the comparable period in 2003. For services and products revenue, CGS was 76.1% for the second quarter of 2004 as compared to 63.1% for the comparable period in 2003. For purchased hardware revenues, CGS was 98.4% and 98.6% in the first six months and second quarter of 2004, respectively, and there were no comparable purchases in the first six months and second quarter of 2003. These second quarter results also reflect the higher volume and increased subcontractor and purchased hardware components discussed above.

Overall margins increased from the end of first quarter of 2004 to the end of second quarter of 2004 from 15.8% to 16.7% due to a change in the mix of products and services provided with an increase in our higher margin services revenue relative to our purchased hardware revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (SG&A) increased $2.5 million to $4.5 million for the first six months of 2004 from $2.0 million for the comparable period in 2003. For the second quarter of 2004, SG&A increased $1.5 million to $2.7 million from $1.2 million for the comparable period in 2003. SG&A has increased to support the higher volume of business as well as including the SG&A of the acquired businesses. SG&A has decreased as a percentage of revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development (R&D) expenses increased $221,000 to $447,000 in the first six months of 2004 compared to $226,000 in the comparable period in 2003. For the second quarter of 2004, R&D increased $213,000 to $307,000 compared to $94,000 in the comparable period in 2003. The Company incurred the majority of its research and development on efforts related to optical communications technology and had incurred R&D since May 2004 in the newly-acquired CSI operation.

AMORTIZATION OF OTHER INTANGIBLE ASSETS. During the first six months of 2004, amortization of other intangible assets was $162,000, which was primarily related to the CSI acquisition. There was $174,000 of amortization costs in the comparable period in 2003 relating to the SDL acquisition. For the second quarters of 2004 and 2003, amortization was $127,000 and $128,000, respectively. The amortization of other intangibles related to the SDL acquisition was substantially complete in the first quarter of 2004.

                                ESSEX CORPORATION

NET INTEREST INCOME (EXPENSE). Net interest income was $125,000 in the first six months of 2004 compared to net interest expense of $43,000 in the comparable period in 2003. For the second quarter of 2004, net interest income was $49,000 compared to net interest expense of $28,000 in the comparable period in 2003. The net interest income reflects the temporary investment of the proceeds from the stock offering.

NET INCOME. The Company recorded net income of $480,000 and $75,000 in the second quarters of 2004 and 2003, respectively. Net income was $792,000 and $54,000 in the first six month periods of 2004 and 2003, respectively. The Company is in a net operating loss carryforward position for book and tax purposes. No provision for or benefit from income taxes was recognized in the first six months of 2004 or 2003 due to the net operating loss carryforwards. We adjusted our income tax valuation reserves accordingly during these periods.

BACKLOG

As of June 27, 2004, the Company had total contract backlog, funded and unfunded, of approximately $92.0 million as compared with $112.8 million at December 28, 2003. Of these amounts, funded backlog was $31.2 million and unfunded backlog was $60.8 million at June 27, 2004 compared to $15.0 million and $97.8 million, respectively, at fiscal year end 2003. Of the unfunded backlog at June 27, 2004, approximately $18.4 million represents the remaining balance of a $25.0 million U.S. Government Indefinite Delivery Indefinite Quantity, or IDIQ, contract through May 2007 to provide technology to enhance Department of Defense radar programs. Unfunded backlog as of June 27, 2004 also includes the remaining balance of approximately $23.5 million on our $30 million, ten-year contract through 2011 to provide communications systems support to the intelligence community. Unfunded backlog at June 27, 2004 also includes the remaining balance of approximately $14.8 million on our $57.1 million multi-year contract for software and systems engineering that we received in October 2003. Funded backlog generally consists of the sum of all contract amounts of work for which funding has been approved and contracts signed, less the value of work performed under such contracts.

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

                                ESSEX CORPORATION


The Company evaluates its liquidity position using various factors. The following represents some of the more important factors:


                                                           SELECTED FINANCIAL DATA AS OF
                                                                   (In thousands)
                                                    ---------------------------------------------

                                                       June 27,     December 28,        June 29,
                                                         2004           2003              2003
                                                    ------------    ------------     ------------


Total Assets                                        $     47,675    $     39,726     $      7,911
                                                    ============    ============     ============

Working Capital                                     $     22,800    $     32,971     $      1,123
                                                    ============    ============     ============

Current Ratio                                             3.63:1         12.06:1           1.40:1
                                                    ============    ============     ============

Advance from Accounts Receivable
   Financing                                        $         --    $         --     $        472
Capital Leases                                                47               4               18
Convertible Debt                                              --              --              500
Other Debt                                                    --             100              100
                                                    ------------    ------------     ------------
         Total Debt/Financing                       $         47    $        104     $      1,090
                                                    ============    ============     ============

Shareholders' Equity                                $     38,986    $     36,745     $      4,484
                                                    ============    ============     ============



During the first six months of 2004, net cash used in operating activities was $2.5 million. Cash provided from net income and non cash depreciation, amortization and other charges of approximately $1.2 million was offset by an increase in accounts receivable and prepaids net of the change in accounts payable and accrued items of $3.7 million. The increase in accounts receivable during the first six months of 2004 was due to the increase in sales and does not reflect any significant change in payment cycle. Payments of $3.9 million were received within 9 days after the end of the second quarter of 2004 on our largest program. Also, accounts receivable at the end of the second quarter includes $1.5 million of receivables purchased from an acquisition.

During the first six months of 2004, net cash used in investing activities was $14.7 million, of which $14.2 million was for the acquisitions of CSI and substantially all of the assets of PGI. The Company also expended $479,000 for property, equipment and leaseholds improvements to support our growing work force. The Company's working capital at June 27, 2004 decreased to $22.8 million from $33.0 million at fiscal year end 2003. The decrease was primarily a result of the acquisitions of CSI and assets of PGI for cash.

During the first six month period of fiscal 2004, net cash provided by financing activities of $1.3 million resulted primarily from the sale of common stock and proceeds from exercises of stock options. (See Note 3 - Common Stock.)

The Company expects to satisfy its operating cash requirements for the remainder of 2004 from its existing cash balance.

                               ESSEX CORPORATION

INFLATION

Because of the Company's substantial activities in professional services and product development, the Company is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, the Company must structure its compensation programs competitively. The wage demand effect of inflation is felt almost immediately in the Company's costs; however, the net effect during the periods presented is minimal.

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

                               ESSEX CORPORATION

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no debt outstanding as of June 27, 2004.

ITEM 4.     CONTROLS AND PROCEDURES

Based on their most recent evaluation, Leonard E. Moodispaw, the Company's Chief Executive Officer and Lisa G. Jacobson, the Company's Chief Financial Officer, have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to be recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or other factors that materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

   *These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

     (b)      Reports on Form 8-K
              (1) Form 8-K dated March 29, 2004 filing of Company's press release which announced that trading of shares of common stock of Essex Corporation will move to the NASDAQ National Market upon market opening on Wednesday March, 31, 2004 under the symbol "KEYW".
              (2) Form 8-K dated April 21, 2004, filing of Company's press release which announced that it has entered into an exclusive Letter of Intent to acquire Computer Science Innovations ("CSI") of Melbourne, Florida.
              (3) Form 8-K dated April 26, 2004 filing of Company's press release which announced the appointment of Dr. Anthony Johnson as an independent director on Essex's Board of Directors and that Mr. Frank Manning has retired from the Board. Mr. Manning, the founder of Essex Corporation, retains his position as Chairman Emeritus of Essex.
              (4) Form 8-K dated April 28, 2004 filing of Company's press release which announced the Merger by and among the Registrant, its wholly-owned subsidiary ("Merger Sub"), Computer Science Innovations, Inc., a Florida corporation ("CSI"), and Computer Science Innovations Employee Stock Ownership Plan, Merger Sub was merged with and into CSI with CSI as the surviving corporation (the "Merger"). The Merger became effective as of April 30, 2004.
              (5) Form 8-K dated May 4, 2004 filing of Company's press release which announced the Corporation's financial results for the three months ended March 28, 2004.
              (6) Form 8-K dated June 7, 2004 filing of the Company's press release which announced that it has entered into a definitive agreement to acquire substantially all of the assets of Performance Group, Inc. ("PGI") of Fredericksburg, Virginia.

                               ESSEX CORPORATION

              (7) Form 8-K/A dated June 25, 2004 filing of the Computer Science Innovations, Inc. Financial Statements for the years ended March 31, 2004 and 2003, together with Auditors' Report and Pro Forma Financial Information (unaudited).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ESSEX CORPORATION
                                  (Registrant)

Date:  August 10, 2004
                            /S/ LISA G. JACOBSON
                       ------------------------------
                                Lisa G. Jacobson
              Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)