Form 10-Q
period 2004-09-26
ESSEX CORPORATION
filed 2004-11-08
CIK 355199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File Number 0-10772

ESSEX CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0846569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9150 Guilford Road, Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

(301) 939-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2004
Common Stock, no par value per share	15,249,256

ESSEX CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

References hereinafter to the quarter(ly) and nine month periods represent the 13-week and 39-week periods, respectively, ending on the date indicated.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 26, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$18,729,738	$31,835,294
Accounts receivable, net	10,649,801	3,969,601
Prepayments and other	748,707	146,517

Total Current Assets	30,128,246	35,951,412

Property and Equipment
Computers and special equipment	2,101,952	1,226,349
Furniture, equipment and other	734,139	250,138

	2,836,091	1,476,487
Accumulated depreciation and amortization	(1,390,892)	(1,107,790)

Net Property and Equipment	1,445,199	368,697

Other Assets
Goodwill	11,836,993	2,998,000
Other intangibles, net	2,480,994	50,141
Note receivable	1,314,572	—
Patents, net	325,511	333,648
Other	234,928	23,764

Total Other Assets	16,192,998	3,405,553

TOTAL ASSETS	$47,766,443	$39,725,662

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 26, 2004	December 28, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,832,353	$694,434
Note payable	—	100,000
Accrued wages and vacation	1,510,316	898,498
Accrued retirement plans contribution payable	315,696	298,551
Advance payments	614,252	462,000
Other accrued expenses	724,537	522,538
Capital leases	12,000	4,390

Total Current Liabilities	8,009,154	2,980,411
Long-Term Debt
Capital lease, net of current portion	32,272	—

Total Liabilities	8,041,426	2,980,411

Shareholders’ Equity
Common stock, no par value; 50 million shares authorized; 15,210,066 and 15,241,257 shares issued and outstanding, respectively	50,602,829	49,004,021
Additional paid-in capital	2,000,000	2,000,000
Accumulated deficit	(12,877,812)	(14,258,770)

Total Shareholders’ Equity	39,725,017	36,745,251

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,766,443	$39,725,662

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Nine Month Period Ended Sept. 26, 2004	Nine Month Period Ended Sept. 28, 2003	Quarterly Period Ended Sept. 26, 2004	Quarterly Period Ended Sept. 28, 2003
Revenues:
Services and products	$38,502,091	$11,220,333	$15,693,928	$4,070,392
Purchased hardware	13,000,092	—	964,170	—

Total	51,502,183	11,220,333	16,658,098	4,070,392

Costs of goods sold and services provided:
Services and products	28,889,372	7,041,896	11,686,243	2,379,954
Purchased hardware	12,773,834	—	935,637	—

Total	41,663,206	7,041,896	12,621,880	2,379,954

Gross Margin	9,838,977	4,178,437	4,036,218	1,690,438
Selling, general and administrative expenses	7,621,522	3,418,644	3,095,059	1,428,393
Research and development	671,376	337,804	224,161	111,764
Amortization of other intangible assets	347,988	295,360	185,689	121,343

Operating Income	1,198,091	126,629	531,309	28,938
Interest income (expense), net	182,867	(60,915)	57,706	(17,716)

Income Before Income Taxes	1,380,958	65,714	589,015	11,222
Provision for income taxes	—	—	—	—

Net Income	$1,380,958	$65,714	$589,015	$11,222

Basic Earnings Per Common Share	$0.09	$0.01	$0.04	$0.00

Diluted Earnings Per Common Share	$0.08	$0.01	$0.04	$0.00

Weighted Average Number of Shares
Basic	15,207,952	8,393,338	15,213,447	8,585,607
Effect of dilution - Stock options	1,296,851	910,164	1,369,698	1,162,585

Diluted	16,504,803	9,303,502	16,583,145	9,748,192

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended Sept. 26, 2004	Nine Months Ended Sept. 28, 2003
Cash Flows From Operating Activities:
Net Income	$1,380,958	$65,714
Adjustments to reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and amortization	306,731	126,950
Amortization of other intangible assets	347,988	295,359
Contract reserves/account allowance	180,000	—
Other	—	3,271
Change in Assets and Liabilities:
Accounts receivable	(4,501,623)	(822,638)
Prepayments and other assets	(403,394)	91,681
Advance payments	152,252	—
Accounts payable	3,948,295	(140,869)
Accrued wages, vacation and retirement	319,338	359,632
Other liabilities	166,743	113,341

Net Cash Provided By Operating Activities	1,897,288	92,441

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(14,120,225)	(309,000)
Purchases of property and equipment	(1,038,748)	(143,710)

Net Cash Used In Investing Activities	(15,158,973)	(452,710)

Cash Flows From Financing Activities:
Sales of common stock	1,192,227	—
Note receivable	(1,314,572)	—
Note payable	(100,000)	100,000
Exercise of stock options	388,581	69,829
Short-term borrowings/repayments, net	—	96,632
Payment of capital lease obligations	(10,107)	(64,675)

Net Cash Provided By Financing Activities	156,129	201,786

Cash and Cash Equivalents
Net decrease	(13,105,556)	(158,483)
Balance – beginning of period	31,835,294	1,030,247

Balance – end of period	$18,729,738	$871,764

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

NOTE 1: General

Fiscal Year and Presentation

These statements cover Essex Corporation (the “Company”) and its wholly-owned subsidiary, Computer Science Innovations, Inc. (“CSI”), which was acquired effective April 30, 2004. The Company is on a 52/53-week fiscal year ending the last Sunday in December. Years 2004 and 2003 are 52-week fiscal years. References to the quarter(ly) and nine month periods represent the 13-week and 39-week periods, respectively, ending on the date indicated. All material intercompany transactions have been eliminated. Certain amounts for 2003 have been reclassified to conform to the 2004 presentation.

The information furnished in the accompanying Unaudited Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments considered necessary for a fair presentation of such information. The operating results for the nine-month period ended September 26, 2004 may not be indicative of the results of operations for the year ending December 26, 2004, or any future period. This financial information should be read in conjunction with the Company’s 2003 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for inventory obsolescence and valuation, depreciation and amortization, intangible assets and contingencies, among others. Actual results could differ from these estimates.

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

NOTE 2: Basic and Diluted Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants. As of September 26, 2004 and September 28, 2003, the effect of the incremental shares from options, warrants and contingent shares (if applicable) of 204,500 and 2,258,800, respectively, have been excluded from diluted weighted average shares as the effect would have been antidilutive or contingencies were not resolved.

ESSEX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

NOTE 3: Common Stock

The Company completed a follow-on public offering in December 2003 and issued 4,000,000 shares of common stock. The Company received net proceeds of $31.4 million. In January 2004, the underwriters exercised their over allotment option and the Company sold an additional 150,000 common shares and received net proceeds of $1.2 million.

In connection with the March 1, 2003 acquisition of Sensys Development Laboratories, Inc. (“SDL”), the Company had issued approximately 422,000 common shares into escrow. These shares were to be released to certain SDL shareholders or returned to Essex based upon certain factors, principally the future market price of the Company’s stock. During the first quarter of 2004, the 422,000 shares in escrow were returned to the Company in accordance with the terms of the purchase agreement.

NOTE 4: Stock-Based Compensation

The Company accounts for stock options granted to employees and directors using the intrinsic value based method of accounting. Under this method, the Company does not recognize compensation expenses for the stock options because the exercise price is equal to the market price of the underlying stock on the date of the grant. If the Company had used the fair value based method of accounting, net earnings and earnings per share would have been reduced to the pro forma amounts listed in the table below. The Black-Scholes option pricing model was used to calculate the pro forma stock-based compensation costs. For purposes of the pro forma disclosures, the assumed compensation expense is amortized over the option’s vesting periods. The pro forma information is consistent with assumptions used in the year end calculations. Accordingly, net income (loss) and earnings (loss) per share would be as follows:

	Nine Months Ended		Three Months Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income, as reported	$1,380,958	$65,714	$589,015	$11,222
Less: Total stock-based employee compensation expense determined under fair value based method	1,905,717	582,138	926,442	189,568

Pro forma (loss) income	$(524,759)	$(516,424)	$(337,427)	$(178,346)

Earnings (loss) per share:
Basic-as reported	$0.09	$0.01	$0.04	$0.00
Basic-pro forma	$(0.03)	$(0.07)	$(0.02)	$(0.02)
Diluted-as reported	$0.08	$0.01	$0.04	$0.00
Diluted-pro forma	$(0.03)	$(0.07)	$(0.02)	$(0.02)

NOTE 5: Amortization of Other Intangible Assets

In connection with the March 1, 2003 acquisition of SDL, there was $431,000 of intangible value assigned primarily to contracts. In connection with the April 30, 2004 acquisition of CSI, there was $1,279,000 of value assigned, primarily to contracts. In connection with the June 25, 2004

ESSEX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

acquisition of substantially all of the assets from Performance Group, Inc., there was $1,498,000 of value assigned, primarily to contracts. (See Note 7.) Amortization of $186,000 and $348,000 was recognized in the quarter and nine months ended September 26, 2004, respectively. Amortization of $121,000 and $295,000 was recognized in the quarter and nine month periods ended September 28, 2003, respectively.

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

NOTE 7: Acquisitions

In April 2004, the Company agreed to acquire 100% of the common stock of Computer Science Innovations, Inc. (“CSI”), which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash. The Company incurred another $125,000 in related legal and accounting fees. CSI has proprietary techniques, algorithms and tools that are used to build custom “cognitive engines” for a broad range of intelligence, defense and commercial customers and applications. CSI had revenue of approximately $7.6 million in its fiscal year ended March 31, 2004. The Company closed this transaction effective April 30, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,548,000
Equipment and other	172,000
Goodwill	5,776,000
Intangible assets	1,279,000

Total assets acquired	8,775,000
Current liabilities	(550,000)

Net assets acquired	$8,225,000

Of the intangible assets of $1,279,000, there was $923,000 assigned to contracts which have an estimated overall amortization life of less than three years. The remaining balance was primarily assigned to intellectual property with an estimated overall amortization life of less than five years.

ESSEX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of fiscal 2004.

	For The Nine Months Ended September 26, 2004 (in Thousands) (Unaudited)
	As Reported	Pro Forma
Revenues	$51,502	$53,630

Net Income	$1,381	$1,092

Earnings Per Share:
Basic	$0.09	$0.07

Fully diluted	$0.08	$0.07

On June 25, 2004, the Company completed the acquisition of substantially all of the assets of Performance Group, Inc. (“PGI”) with main offices in Fredericksburg, VA. PGI provides services and systems in the areas of Geographic Information Systems (GIS), Imagery Processing and Analysis, Spatial Data Development, Environmental Consulting, Visualization, and IT Solutions to government and private sector clients. PGI had revenue of approximately $4.5 million in calendar year 2003.

The Company paid $5.8 million in cash and assumed $362,000 of liabilities. The Company also incurred $125,000 in outside expenses.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$1,597,000
Equipment and other	117,000
Goodwill	3,068,000
Intangible assets	1,498,000

Total assets acquired	6,280,000
Current liabilities	(362,000)

Net assets acquired	$5,918,000

Of the intangible assets of $1.5 million, there was $1.2 million assigned to contracts which have an estimated overall amortization life of less than five years. The remaining balance was primarily assigned to intellectual property with an estimated overall amortization life of less than five years.

ESSEX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of fiscal 2004.

	For The Nine Months Ended September 26, 2004 (in Thousands) (Unaudited)
	As Reported	Pro Forma
Revenues	$51,502	$54,133

Net Income	$1,381	$1,884

Earnings Per Share:
Basic	$0.09	$0.12

Fully diluted	$0.08	$0.11

NOTE 8: Statements of Cash Flows – Supplemental Disclosure

There was a $50,000 capital lease entered into in the first nine months of 2004. There were no new capital leases in the first nine months of 2003.

In connection with the acquisition of substantially all of the assets of PGI, the Company assumed approximately $362,000 of liabilities.

NOTE 9: Major Customers

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the contract. For the nine months ended September 26, 2004 and September 28, 2003, revenues derived from U.S. Government programs were $50.2 million, or 97.5% and $11.1 million, or 98.9%, of the Company’s total revenues, respectively. For the nine months ended September 26, 2004, approximately $34.2 million or 66.5% of revenues were derived from one U.S. Government customer on one program.

NOTE 10: Commitments regarding Facility Leases

The Company entered into leases for production and office space in Maryland in connection with the work on its largest program. The leases are for seven years ending approximately April 2011 and total rent is approximately $3.5 million. The leases contain normal clauses for payment of operating, real estate and common area maintenance over base year amounts.

In connection with these leases, the Company agreed to provide an estimated $3 million to the landlord to finance special security-related leasehold improvements. The Company has recorded a note receivable in connection with the lease as the landlord will repay the funds over forty months following construction completion at 7% interest.

ESSEX CORPORATION

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL INFORMATION

At September 26, 2004, the Company had funded $1.3 million of this commitment.

The Company has entered into a lease for replacement office space for certain of its Maryland operations, including its corporate headquarters. The lease is for a term of seven years beginning in January 2005 and total rent is approximately $6 million. The leases contain normal clauses for payment of operating, real estate and common area maintenance over base year amounts.

NOTE 11: Subsequent Event

On November 1, 2004, the Company filed a registration statement with the Securities and Exchange Commission for a proposed follow-on underwritten public offering of up to 6,000,000 shares of its common stock, including 1,000,000 shares from a selling shareholder. Since the registration statement has not yet become effective, the price per share and net proceeds to the Company have not been determined.

ESSEX CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections contain forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects”, “anticipates”, “plans”, “believes”, “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. For more information on risk factors, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors. References to the quarter(ly) and nine month periods represent the 13-week and 39-week periods, respectively, ending on the date indicated. In this Form 10-Q, “we”, “us” and “our” refers to Essex Corporation, including its consolidated subsidiaries.

OVERVIEW

Essex provides advanced signal, image, and information processing solutions primarily for U.S. Government intelligence and defense customers. We create our solutions by combining our services and expertise with hardware, software, and proprietary and patented technology to meet our customers’ requirements. Within the intelligence and defense communities we have established and maintained long-standing and successful customer relationships. We are also developing next generation signal, image and information processing solutions under classified U.S. Government research and development awards. We have been able to develop our current proprietary technology using a combination of government funding and our own internal funding and we believe this combination will allow us to continue to enhance and expand our technology and services for future market needs.

Most of our revenues are derived from awards with the U.S. Government, where we are either the prime contractor or a subcontractor, depending on the award. For the nine months ended September 26, 2004 and September 28, 2003, revenues derived from U.S. Government programs were $50.2 million, or 97.5%, and $11.1 million, or 98.9%, of our total revenues, respectively.

On certain projects, our customers require us to purchase and provide the hardware portion of the total system solution, which entails our purchasing hardware from third party vendors and reselling it to our customers. We show the revenue and costs from purchased hardware separately since this revenue carries significantly lower margins than our products and services revenue. The purchased hardware revenue is highly variable from quarter to quarter.

Our most significant expenses are cost of goods sold and services provided, which consist primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete projects, including the cost of materials and equipment and subcontract efforts. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and successfully redeploy personnel, can have a significant impact on our cost of goods sold and services provided.

ESSEX CORPORATION

Utilizing our own employees to complete projects results in higher gross margins as compared to our enlisting subcontracted employees for the same work. As a result, we seek to maximize our internal labor content on our awards. Selling, general and administrative expenses consist primarily of costs associated with our management, finance and administrative groups and business development expenses which include bid and proposal efforts, and occupancy, travel and other corporate costs. We have revenue from some awards on which our U.S. Government customers pay us to perform research and development on their behalf. We also spend funds on internal research and development, which are separately classified as such in the financial statements. We are in a net operating loss carry forward position, and currently do not anticipate paying taxes until 2006.

On March 1, 2003, we acquired 100% of the common stock of Sensys Development Laboratories, Inc., or SDL. The assigned value of the consideration and related expenses was approximately $4.4 million. SDL provides both system and software engineering technical support to U.S. Government customers and prime contractors supporting government programs. SDL has an established workforce with specialized experience and credentials. For its fiscal year ended September 30, 2002, SDL had revenues of $3.1 million.

On April 30, 2004, we acquired 100% of the common stock of Computer Science Innovations, Inc., or CSI, which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash. CSI has proprietary techniques, algorithms and tools that are used to build custom cognitive engines for a broad range of intelligence, defense and commercial customers and applications. Cognitive engines are software that includes predictive models and classifiers, and they have applications in the areas of fraud and anomaly detection, image and signal recognition, information integration, knowledge management, network information assurance, semantic processing and waveform analysis. CSI had revenue of approximately $7.6 million in its fiscal year ended March 31, 2004.

On June 25, 2004, we acquired substantially all of the assets of Performance Group, Inc., or PGI, with main offices in Fredericksburg, Virginia, for approximately $5.8 million in cash and $362,000 in assumed liabilities. PGI provides services and systems in the areas of GIS, image processing and analysis, spatial data development, environmental consulting, visualization, and IT solutions to government and private sector clients. PGI had revenue of approximately $4.5 million in calendar year 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates, including those related to revenue recognition, research and development, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

ESSEX CORPORATION

Revenue Recognition

We enter into three types of U.S. Government agreements:

•	Time and material. On time and material agreements, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs.

•	Cost plus fixed fee. We recognize revenue on cost plus fixed fee arrangements to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the project and still deliver the scope of work proposed. Even though cost plus fixed fee arrangements generally do not require that we expend costs in excess of the award value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted and allocated in accordance with reasonable cost allocation methods.

•	Fixed price. On fixed price services agreements, we must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the award and the required hours will be delivered. On fixed price product orders, revenue is not recorded until we determine that the goods have been delivered and accepted by the customer.

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fixed fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fixed fee agreements. The following table sets forth the percentage of revenues under each type of agreement for the nine months ended September 28, 2003 and September 26, 2004:

	Percentage of Revenue by Type
	Nine Months Ended
	Sept. 28, 2003	Sept. 26, 2004
Time and material	50.4%	87.1%
Cost plus fixed fee	30.4	10.3
Fixed price	19.2	2.6

Total	100.0%	100.0%

Research and Development

Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of indirect costs. However, no selling, general, and administrative costs are included. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life.

ESSEX CORPORATION

Goodwill and Other Intangible Assets

Business acquisitions typically result in the recording of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. We have adopted Statement of Financial Accounting Standards, or SFAS, No. 142 which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management judgment is required in calculating the fair value of the reporting units. Because of the integral technologies and operations of the acquisitions to date, we have determined that Essex has only one corporate-wide reporting entity to which this test applies.

ESSEX CORPORATION

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, items in the statement of our operations expressed as a percentage of total revenue.

	Nine Months Ended			Quarterly Periods Ended
	Sept. 28, 2003	Sept. 26, 2004		Sept. 28, 2003	Sept. 26, 2004
Revenues:	%		%	%		%
Services and products	100.0	74.8		100.0	94.2
Purchased hardware	—	25.2		—	5.8

Total	100.0	100.0		100.0	100.0
Costs of goods sold and services provided	62.8	80.9		58.5	75.8

Gross Margin	37.2	19.1		41.5	24.2
Selling, general and administrative expenses	30.5	14.8		35.1	18.6
Research and development	3.0	1.3		2.7	1.3
Amortization of other intangible assets	2.6	0.7		3.0	1.1

Operating income	1.1	2.3		0.7	3.2
Interest income (expense), net	(0.5)	0.4		(0.4)	0.3

Income before income taxes	0.6	2.7		0.3	3.5
Provision for income taxes	—	—		—	—

Net income	0.6%	2.7%		0.3%	3.5%

The following table sets forth, for each component of our revenues, the related cost of goods sold and services provided expressed as a percentage of the related revenues for the periods indicated.

	Nine Months Ended				Quarterly Periods Ended
	Sept. 28, 2003		Sept. 26, 2004		Sept. 28, 2003		Sept. 26, 2004
Costs of goods sold and services provided:		%		%		%		%
Services and products	62.8		75.0		58.5		74.5
Purchased hardware	—		98.3		—		97.0

Revenues. Total revenues were $51.5 million and $11.2 million in the first nine months of fiscal 2004 and 2003, respectively. Total revenues were $16.7 million and $4.1 million in the third quarters of fiscal 2004 and 2003, respectively. The key factors for the higher revenue were the increased activity on the October 2003 $57.1 million multi-year award and the January 2004 $4.5 million (increased in the third quarter of 2004 to $6.2 million) two-year award for software and systems engineering and the delivery of custom systems to national priority programs. Revenues from these two awards in the first nine months of 2004 were $34.2 million and $2.4 million, respectively. Of this total $36.6 million, $13.0 million was for purchased hardware. Revenues from these two awards in the third quarter of 2004 were $9.4 million and $290,000, respectively. Of this total $9.7 million, $1.0 million was for purchased hardware. There was no comparable purchased hardware revenue in the first nine months of 2003. In addition, we had increased revenues in 2004 associated with the acquisitions described in Note 7.

ESSEX CORPORATION

Cost of Goods Sold and Services Provided (“CGS”). Total CGS increased $34.7 million to $41.7 million for the first nine months of 2004 from $7.0 million for the comparable period in 2003. As a percentage of total revenues, total CGS was approximately 80.9% for the first nine months of 2004, compared to approximately 62.8% for the comparable period in fiscal 2003. For services and products revenue, CGS was 75.0% for the first nine months of 2004 as compared to 62.8% for the comparable period in 2003. The increase in CGS in 2004 reflects increased volume and revenue for the period. The increase in CGS as a percentage of revenue in 2004 reflects the change in the mix of work, primarily related to the two contracts awarded in October 2003 and January 2004. Specifically, upon award and ramp up, a majority of the revenues under those contracts relate to subcontracts and purchased hardware which are lower margin. Over time, we anticipate a gradual shift of a portion of this work to our staff. For the third quarter of 2004, total CGS increased $10.2 million to $12.6 million from $2.4 million for the comparable period of 2003. As a percentage of total revenues, total CGS was approximately 75.8% for the third quarter of 2004 as compared to 58.5% for the comparable period in 2003. For services and products revenue, CGS was 74.5% for the third quarter of 2004 as compared to 58.5% for the comparable period in 2003. For purchased hardware revenues, CGS was 98.3% and 97.0% in the first nine months and third quarter of 2004, respectively, and there were no comparable purchases in the first nine months and third quarter of 2003. These third quarter results also reflect the higher volume and increased subcontractor and purchased hardware components discussed above.

Overall margins increased from the end of second quarter of 2004 to the end of third quarter of 2004 from 16.7% to 19.1% due to a change in the mix of products and services provided with an increase in our higher margin services revenue relative to our purchased hardware revenue.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased $4.2 million to $7.6 million for the first nine months of 2004 from $3.4 million for the comparable period in 2003. For the third quarter of 2004, SG&A increased $1.7 million to $3.1 million from $1.4 million for the comparable period in 2003. SG&A has increased to support the higher volume of business as well as including the SG&A of the acquired businesses. SG&A has decreased as a percentage of revenues.

Research and Development Expenses. Research and development (R&D) expenses increased $333,000 to $671,000 in the first nine months of 2004 compared to $338,000 in the comparable period in 2003. For the third quarter of 2004, R&D increased $112,000 to $224,000 compared to $112,000 in the comparable period in 2003. We incurred the majority of its research and development on efforts related to optical communications technology and has incurred R&D since May 2004 in the newly-acquired CSI operation.

Amortization of Other Intangible Assets. During the nine months ended September 26, 2004, amortization of other intangible assets was $348,000, which was primarily related to the CSI and PGI acquisitions. There was $295,000 of amortization costs in the comparable period in 2003 relating to the SDL acquisition. For the third quarters of 2004 and 2003, amortization was $186,000 and $121,000, respectively. The amortization of other intangibles related to the SDL acquisition was substantially complete in the first quarter of 2004.

Net Interest Income (Expense). Net interest income was $183,000 in the first nine months of 2004 compared to net interest expense of $61,000 in the comparable period in 2003. For the third quarter of 2004, net interest income was $58,000 compared to net interest expense of $18,000 in the comparable period in 2003.

ESSEX CORPORATION

The net interest income reflects the temporary investment of the proceeds from the stock offering.

Net Income. We recorded net income of $589,000 and $11,000 in the third quarters of 2004 and 2003, respectively. Net income was $1.4 million and $66,000 in the first nine month periods of 2004 and 2003, respectively. We are in a net operating loss carryforward position for book and tax purposes. No provision for or benefit from income taxes was recognized in the first nine months of 2004 or 2003 due to the net operating loss carryforwards. We adjusted our income tax valuation reserves accordingly during these periods.

BACKLOG

Our awards with the U.S. government generally extend over multiple years. Funded backlog generally consists of the sum of all award amounts for which funding has been approved and contracts signed, less the value of work performed under such contracts. Since the U.S. government operates under annual appropriations, our customers typically fund awards on an incremental basis, generally for periods of one year or less. In many cases, our awards include unexercised options. Accordingly, a significant amount of our backlog is “unfunded”. We include in unfunded backlog the total value of signed contracts, less funding to date. Unfunded backlog includes contract options based upon expected performance levels for those options. Unfunded backlog does not include any estimate of future potential delivery orders that might be awarded under indefinite delivery indefinite quantity contracts. We have recently revised our calculation of unfunded backlog and the amounts presented here are consistent with this definition. The effect of our change reduced backlog by $13.3 million and $19.0 million at September 26, 2004 and December 28, 2003, respectively.

As of September 26, 2004, we had total contract backlog, funded and unfunded, of approximately $73.0 million as compared with $93.8 million at December 28, 2003. Of these amounts, funded backlog was $26.2 million and unfunded backlog was $46.8 million at September 26, 2004 compared to $15.0 million and $78.8 million, respectively, at fiscal year end 2003. Unfunded backlog as of September 26, 2004 includes the remaining balance of approximately $23.5 million on our $30 million, ten-year contract through 2011 to provide communications systems support to the intelligence community. Unfunded backlog at September 26, 2004 also includes the remaining balance of approximately $11.4 million on our $57.1 million multi-year contract for software and systems engineering that we received in October 2003 but does not include the recent increase in the ceiling of that award. In October 2004, the ceiling on this award was increased to $235.6 million, subject to final price negotiations to be completed by December 31, 2004. Backlog at September 26, 2004 does not include the $178.5 million increase in the ceiling of this award.

We currently expect to recognize revenue during the last three months of fiscal 2004 from approximately 23.3% of our total backlog as of September 26, 2004. We cannot guarantee that we will recognize any revenue from our backlog. The federal government has the prerogative to cancel any contract or delivery order at any time. Backlog varies considerably from time to time as current contracts or delivery orders are executed and new contracts or delivery orders under existing contracts are won.

ESSEX CORPORATION

FINANCIAL CONDITION – LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditure. Based upon our current level of operations, we expect that our cash flow from operations and amounts of cash on hand will be adequate to meet our anticipated needs for at least the next twelve months.

We evaluate our liquidity position using various factors. The following represents some of the more important factors:

	SELECTED FINANCIAL DATA AS OF (In thousands)
	Sept. 26, 2004	December 28, 2003	Sept. 28, 2003
Total Assets	$47,766	$39,726	$7,566

Working Capital	$22,119	$32,971	$1,241

Current Ratio	3.76:1	12.06:1	1.51:1

Advance from Accounts Receivable Financing	$—	$—	$266
Capital Leases	46	4	11
Convertible Debt	—	—	500
Other Debt	—	100	100

Total Debt/Financing	$46	$104	$877

Shareholders’ Equity	$39,725	$36,745	$4,516

During the first nine months of 2004, net cash provided by operating activities was $1.9 million. Cash provided from net income and non cash depreciation, amortization and other charges of approximately $2.2 million was offset by an increase in accounts receivable and prepaids net of the change in accounts payable and accrued items of $300,000. The increase in accounts receivable during the first nine months of 2004 was due to the increase in sales and does not reflect any significant change in payment cycle.

During the nine months ended September 26, 2004, net cash used in investing activities was $15.2 million, of which $14.1 million was for the acquisitions of CSI and substantially all of the assets of PGI. We also expended $1.0 million for property, equipment and leasehold improvements to support our growing work force. Our working capital at September 26, 2004 decreased to $22.1 million from $33.0 million at fiscal year end 2003. The decrease was primarily a result of the acquisitions of CSI and assets of PGI for cash.

During the nine months ended September 26, 2004, net cash provided by financing activities was $156,000. Cash received of $1.6 million from the sale of common stock and proceeds from

ESSEX CORPORATION

exercises of stock options was offset by cash of $1.3 million that was provided to a landlord under an obligation to finance special facility security improvements.

The Company expects to satisfy its operating cash requirements for the remainder of 2004 from its operating cash flows and existing cash balance.

On November 1, 2004, the Company filed a registration statement with the Securities and Exchange Commission for a proposed follow-on underwritten public offering of up to 6,000,000 shares of its common stock, including 1,000,000 shares from a selling shareholder. Since the registration statement has not yet become effective, the price per share and net proceeds to the Company have not been determined.

INFLATION

Because of the Company’s substantial activities in professional services and product development, the Company is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, the Company must structure its compensation programs competitively. The wage demand effect of inflation is felt almost immediately in the Company’s costs; however, the net effect during the periods presented is minimal.

The inflation rate in the United States generally has little impact on the Company’s cost-reimbursable type contracts and other short-term contracts. For longer-term, fixed-price and time and material type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in these contracts.

The preceding paragraphs discussing the Company’s financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of product sales, inventory turnover, the magnitude of fixed costs, sales growth and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict.

ESSEX CORPORATION

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no variable rate debt outstanding as of September 26, 2004.

Our exposure to market risk relates to changes in interest rates on short-term investment of the remaining proceeds of our stock offerings. Presently, such investments earn approximately 1%. Based upon our investments during the first nine months of 2004, a hypothetical 1% increase in interest rates would have increased income by about $10,000 for every $1 million invested and would have increased our annual cash flow and interest income by a comparable amount.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their most recent evaluation, Leonard E. Moodispaw, the Company’s Chief Executive Officer and Lisa G. Jacobson, the Company’s Chief Financial Officer, have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of the end of the period covered by this report are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to be recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or other factors that materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ESSEX CORPORATION

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of the Company (the “Meeting”) was held on July 21, 2004. The total number of outstanding shares entitled to vote at the meeting was 15,098,929 and there were present at the Meeting in person or by proxy 14,478,163 shares, which number constituted a quorum for the Meeting, and were entitled to vote and acted as follows with respect to the following proposals:

1.	Election of directors – each of the following directors was reelected to the Board of Directors of the Company, with votes being cast for each director as follows:

Name of Director	Votes For	Votes Against	Withhold Authority	Broker Non-Votes and Abstentions
John G. Hannon	14,419,298	0	58,865	0
Robert W. Hicks	14,415,298	0	62,865	0
Anthony M. Johnson	14,414,918	0	63,245	0
Ray M. Keeler	14,410,823	0	67,340	0
H. Jeffrey Leonard	13,843,795	0	634,368	0
Marie S. Minton	14,415,663	0	62,500	0
Arthur L. Money	13,888,220	0	589,943	0
Leonard E. Moodispaw	14,415,618	0	62,545	0
Terry M. Turpin	14,412,218	0	65,945	0

2.	Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 50,000,000 was approved by a vote of 14,169,153 cast in favor, 228,288 cast against, 0 cast for withhold, 80,722 cast as abstain and 0 broker non-votes.

3.	Ratification of the Company’s 2004 Stock Plan was approved by a vote of 10,433,447 cast in favor, 233,873 cast against, 0 cast for withhold, 115,997 cast as abstain and 0 broker non-votes.

4.	Ratification of the Company’s Employee Stock Purchase Plan was approved by a vote of 10,563,397 cast in favor, 131,273 cast against, 0 cast for withhold, 88,647 cast as abstain and 0 broker non-votes.

5.	Ratification of the Company’s Independent Auditors was approved by a vote of 14,315,525 cast in favor, 53,920 cast against, 0 cast for withhold, 108,718 cast as abstain and 0 broker non-votes.

ESSEX CORPORATION

ITEM 5.	OTHER INFORMATION

RISK FACTORS

Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks that we are not presently aware of or that we currently believe are immaterial may also impair our business operations.

Risks Related to Our Business

We currently rely on sales to U.S. Government entities, particularly in the intelligence and defense areas, and the loss of certain of our awards with the U.S. Government could have an adverse impact on our operating results.

We depend on sales to the U.S. Government. For fiscal years 2003 and 2002, awards from the U.S. intelligence and defense communities and other departments and agencies of the Department of Defense accounted for approximately $15.9 million, or 98% of our revenues, and $4.4 million, or 97% of our revenues, respectively. For the nine months ended September 26, 2004, these contracts accounted for approximately $50.2 million, or 98% of our revenues.

For fiscal 2003 and 2002, our top three customer programs accounted for approximately $8.5 million, or 52% of our revenues, and $3.5 million, or 78% of our revenues, respectively. For the nine months ended September 26, 2004, our top three customers accounted for approximately $39.7 million, or 77% of our revenues. For fiscal years 2003 and 2002, our award with the Missile Defense Agency accounted for approximately $3.3 million, or 21% of our revenues, and $2.1 million, or 46% of our revenues, respectively. For the nine months ended September 26, 2004, our largest award with the National Security Agency accounted for approximately $34.2 million, or 67% of our revenues. The loss or significant reduction in government funding of a program for which we are the contractor or in which we participate could reduce our revenue and cash flows and have an adverse effect on our operating results.

We depend on U.S. Government awards which are only partially funded; the U.S. Government has no obligation to fully fund our awards.

Budget decisions made by the U.S. Government are outside of our control and have significant consequences for our business. Funding for U.S. Government awards is subject to Congressional appropriations. Although multi-year awards may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, awards often initially receive only partial funding, and additional funds are committed only as Congress makes further appropriations. The termination of funding for one of our U.S. Government awards would result in a loss of anticipated future revenues attributable to that program which could have an adverse impact on our operations and increase our overall costs of doing business.

Our backlog was approximately $73.0 million as of September 26, 2004, of which approximately $26.2 million was funded. Our backlog includes orders under awards that in some cases extend for several years, with the latest expiring in 2011. Our estimate of the portion of the backlog as

ESSEX CORPORATION

of September 26, 2004 from which we expect to recognize revenue in the remainder of fiscal 2004 may not be precise because the receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The U.S. Government’s ability to select multiple winners under multiple award schedule contracts, government-wide acquisition contracts, blanket purchase agreements and other indefinite delivery, indefinite quantity, or IDIQ, contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that unfunded contract backlog will result in actual orders. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Moreover, under IDIQ contracts, the U.S. Government is not obligated to order more than a minimum quantity of goods or services. If we fail to realize revenue from engagements included in our backlog as of September 26, 2004, our revenue and operating results for fiscal 2004, as well as future reporting periods, may be materially harmed.

U.S. Government awards are subject to immediate termination and are heavily regulated.

Our U.S. Government awards can be terminated by the U.S. Government either at its convenience or if we default. If the U.S. Government terminates one of our awards, we are entitled to payment of compensation only for work done and commitments made at the time of termination. If our U.S. Government awards are terminated for default, we would be obligated to pay the excess costs incurred by the U.S. Government in procuring undelivered items from another source. If any or all of our U.S. Government awards are terminated under either of these circumstances, we may be unable to procure new awards to offset the lost revenues.

In addition, supplying defense-related services and equipment to U.S. Government agencies subjects us to risks specific to the defense industry, including the ability of the U.S. Government to unilaterally:

•	suspend us from receiving new awards pending resolution of alleged violations of procurement laws or regulations;

•	terminate our existing awards;

•	reduce the value of our existing awards;

•	audit our award-related costs and fees, including allocated indirect costs; and

•	control and prohibit the export of our products.

Because a significant portion of our revenues are dependent on our procurement, performance and payment under our U.S. Government awards, the loss of one or more large awards would have an adverse impact on our financial condition.

A key part of our strategy involves pursuing acquisitions; however, acquisitions may not achieve intended results.

A key part of our strategy is to selectively pursue acquisitions. We acquired Sensys Development Laboratories, Inc., or SDL, in March 2003; Computer Science Innovations, Inc., or CSI, in April 2004; and substantially all of the assets of Performance Group, Inc., or PGI, in June 2004.

ESSEX CORPORATION

We intend to continue to pursue acquisition opportunities in the future. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition. We may use all or a substantive portion of our cash on one or more acquisitions, although we currently have no commitments or agreements and are not involved in any negotiations with respect to any specific acquisitions. In addition, in connection with an acquisition, we may incur significant amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with companies, businesses or technologies that we acquire.

Acquisitions and strategic investments may involve a number of other risks, including:

•	difficulties in integrating the operations, technologies, and products of the acquired companies;

•	diversion of management’s attention from our existing business;

•	potential difficulties in completing the acquired company’s projects; and

•	the potential loss of the acquired company’s key employees.

We face intense competition from a number of competitors that have greater resources than we do, which could result in price reductions, reduced profitability and loss of market share.

We operate in highly competitive markets and may encounter intense competition to win U.S. Government awards. If we are unable to successfully compete for new business, our revenue growth may decline. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources than we do. Larger competitors include Lockheed Martin Corporation and divisions of large defense contractors such as Boeing Support Services. These competitors may be able to compete more effectively for very large scale government awards. These competitors also may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualification, past performance on larger scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge against whom it will be difficult for us to compete.

In addition, competition in the commercial market for network communications equipment is intense. This market has historically been dominated by such large companies as Alcatel, Ciena, Cisco Systems, JDS Uniphase, Lucent Technologies, NEC and Nortel Networks. Some of these companies, as well as emerging companies, are currently developing products that may compete in the areas that our technology is designed to address. We also may face competition from other large communications companies who may enter our markets. Many of these possible competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and business development resources than we do and may be able to undertake more extensive marketing efforts and adopt more aggressive pricing policies than we

ESSEX CORPORATION

can. In addition, additional competitors with significant market presence and financial resources may enter our markets, which are rapidly evolving, further intensifying competition.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on awards, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government vendors, our awards are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment in the current period operating results. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and our operating margins may be reduced.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, even if the allegations were not true. Audits for costs incurred on work performed after fiscal 2001 for Essex, CSI and SDL, and after 1994 for PGI have not yet been completed.

If we were suspended or debarred from contracting with the U.S. Government generally, or any specific agency, if our reputation or relationship with U.S. Government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed.

If we are unable to manage our growth, our business could be adversely affected.

Achieving our plans for growth will place significant demands on our management, as well as on our administrative, operational and financial resources. For us to successfully manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to successfully manage our growth without compromising the quality of our services, we could lose existing customers and our ability to attract new customers could be adversely affected.

Our success depends largely on our ability to attract and retain key personnel.

Our success has historically depended in large part on our ability to attract and retain highly skilled technical, managerial and operational personnel, particularly those knowledgeable about the U.S. Government intelligence and defense agencies, those with security clearances and those skilled in optoelectronics and optical communications equipment. In addition, the relationships and reputation that many members of our senior management team have established and maintain with government personnel contribute to our ability to maintain good customer relationships and to identify new business opportunities. The loss of key personnel may impair our ability to obtain new U.S. Government awards or adequately perform under our current U.S. Government awards.

ESSEX CORPORATION

We also rely on the skills and expertise of our senior technical development personnel, the loss of any of whom could prevent us from completing current development projects and restrict new development projects. We currently do not maintain “key man” insurance on any of our executives or key employees.

We have a history of net losses and we may not achieve or sustain profitability.

Although we had net income of $139,000 for fiscal 2003, we incurred a net loss for each of our fiscal years 2002, 2001, and 2000. As of September 26, 2004, we had an accumulated deficit of approximately $12.9 million. If revenues do not meet our expectations, or if our expenses exceed our expectations, we may incur substantial operating losses in the future, in which case the price of our common stock may decline.

We enter into fixed price arrangements that could subject us to losses in the event costs exceed our expectations.

We provide some of our services and products through fixed price arrangements. For the nine months ended September 26, 2004, fixed price arrangements accounted for 3% of our revenues. Fixed price arrangements accounted for 16% and 28% of our revenues for fiscal 2003 and 2002, respectively. In a fixed price award, the price is not subject to adjustment based on cost incurred to perform the required work under the award. Therefore, we fully absorb cost overruns on fixed price awards.

Cost overruns reduce our profit margin on the contract and may result in a loss. Additionally, we estimate sales and costs that are related to performance in accordance with award specifications and the possibility of obsolescence in connection with long-term procurements. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price award may reduce our profit, result in significant losses or cause a loss on the award.

Our quarterly operating results may vary widely.

Our quarterly revenues and operating results have fluctuated significantly in the past, and may fluctuate in the future. A number of factors can cause our revenue, cash flow and operating results to vary from quarter to quarter, including:

•	acquisitions of other businesses;

•	commencement, completion or termination of projects during any particular quarter;

•	variable purchasing patterns under government awards, blanket purchase agreements and IDIQ awards;

•	seasonal work patterns due to vacation, holiday, and weather incidences resulting in reduced work days on our time and materials awards;

•	changes in Presidential administrations and senior U.S. Government officials that affect the timing of technology procurement; and

ESSEX CORPORATION

•	changes in policy or budgetary measures that adversely affect appropriations for government awards in general.

Changes in the number of projects commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses is fixed. We may incur significant operating expenses during the start-up and early stages of an award and typically do not receive corresponding payments until subsequent quarters. We also may incur significant or unanticipated expenses when awards expire or are terminated. In addition, payments due to us from U.S. Government agencies may be delayed due to customer payment cycles or as a result of the failure of Congress and the President to approve budgets in a timely manner.

If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our key employees and consultants and control access to and distribution of our software, documentation and other proprietary information. We believe that our patents and patent applications provide us with a competitive advantage and, therefore, patent protection is important to our business. However, our patent and other intellectual property protection may not adequately protect our rights or permit us to gain or keep any competitive advantage. For instance, unauthorized parties may attempt to copy, reverse engineer or otherwise obtain and use our patented products or technology without our permission, eroding or eliminating the competitive advantage we hope to gain though the exclusive rights provided by patent protection. Moreover, our existing patents and pending patent applications, if granted, may not protect us against competitors that independently develop proprietary technologies that are substantially equivalent or superior to our technologies, or design around our patents. The competitive advantage provided by patenting our technology may erode if we do not upgrade, enhance and improve our technology on an ongoing basis to meet competitive challenges.

In addition, we conduct research and development under projects with the U.S. Government. In general, our rights to technologies we develop under those projects are subject to the U.S. Government’s non-exclusive, non-royalty bearing, world-wide license to use those technologies. In the case of SBIR awards, the U.S. Government has limited rights to the delivered data for five years after project completion, and unlimited rights after five years. Our rights to license and protect our technology are unaffected by the U.S. Government’s rights to SBIR technical data.

Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

There is a risk that some of our patent applications will not be granted.

Although we have received our first hyperfine WDM and VLI patents, we have filed several other applications for U.S. and International patents relating to our hyperfine WDM, VLI and OPERA™ technologies, and there is a risk that some or all of the pending applications will not be

ESSEX CORPORATION

granted. Although we believe our patent applications are valid, the failure of our pending applications to be granted would affect the competitive advantage we hope to gain by obtaining patent protection and could have a material adverse effect upon our business and results of operations.

We may become involved in intellectual property disputes, which could subject us to significant liability, divert the time and attention of our management and prevent us from selling our products.

We or our customers may be a party to litigation in the future to protect our intellectual property or to respond to allegations that we infringe on others’ intellectual property. We have not performed any patent infringement clearance searches and are not in a position to assess the likelihood that any claims would be asserted. If any parties assert that our products infringe upon their proprietary rights, we would be forced to defend ourselves and possibly our customers against the alleged infringement. If we are unsuccessful in any intellectual property litigation, we could be subject to significant liability for damages and loss of our proprietary rights. Intellectual property litigation, regardless of its success, would likely be time consuming and expensive to resolve and would divert management’s time and attention. In addition, we could be forced to do one or more of the following:

•	stop selling, incorporating or using our products that include the challenged intellectual property;

•	obtain from the owner of any infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	re-design those products that use the technology.

If we are forced to take any of these actions, our business could be seriously harmed.

Because we currently are developing our optoelectronic products for the commercial market, it is difficult to evaluate our future business and prospects in this market.

We traditionally have derived our revenues from awards from the U.S. Government. While we intend to enhance and expand our government business, we are continuing our work to develop new optoelectronic commercial products, including products based on our hyperfine WDM fiber optic communications technology, such as our optical encryptor. Because we have not begun significant commercial sales of these products, our commercial revenue and profit potential is unproven and our limited history in the commercial market makes it difficult to evaluate our business and prospects. We cannot accurately forecast our commercial revenue and we have limited historical financial data upon which to base production budgets. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company developing new commercial products for a rapidly changing industry.

ESSEX CORPORATION

Our ability to expand into the commercial optical networking market may be adversely affected by unfavorable and uncertain conditions in the communications industry and the economy in general.

One element of our strategy is to develop products targeted at the commercial optical networking market. The market for communications equipment, including optical components, has suffered a severe and prolonged downturn. Many of our potential customers in this market have experienced significant financial distress, and some have gone out of business. This has resulted in a significant consolidation in the commercial communications equipment industry, combined with a substantial reduction in overall demand. In addition, most of the potential customers we would like to reach have become more conservative about their future purchases, which has made our commercial business slow to materialize.

We expect the following factors to affect our ability to expand our commercial market business for an indeterminate period:

•	capital expenditures by many of our potential customers may be flat or reduced;

•	increased competition resulting from reduced demand will put substantial downward pressures on the pricing of the products we are developing, which may reduce profit margins;

•	increased competition may enable commercial customers to insist on more favorable terms and conditions for sales, including extended payment terms or other financing assistance as a condition of procuring their business; and

•	the bankruptcies or weakened financial condition of several communications companies may adversely affect the commercial market for the optical networking products we are developing.

The result of any one or a combination of these factors could eliminate or reduce our ability to successfully enter and compete in this market.

Our optoelectronic products are complex, operate in demanding environments and have not yet been widely deployed. If our products contain defects that are undiscovered until full deployment we may incur significant and unexpected expenses, losses of sales and harm to our reputation.

Optoelectronic products are complex and are designed to be deployed across complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our products have not yet been deployed and tested in a commercial environment, and when they are, customers may discover errors or defects in the hardware or the software, or products we develop may not operate as expected. If we are unable to fix defects or other problems that may be identified in full deployment, we would likely experience:

•	a loss of, or delay in, revenue and loss of market share;

ESSEX CORPORATION

•	a loss of existing customers;

•	difficulties in attracting new customers or achieving market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

Defects, integration issues or other performance problems could result in financial or other damages to our customers or could negatively affect market acceptance for the products we develop. Our customers could also seek damages for losses from us, which, if they were successful, could adversely affect our cash flow from operations. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly and would put a strain on our management and resources.

If necessary licenses of third-party technology are not available to us or are very expensive, we may not be able to sell products of the same quality, and our cost of operations could increase.

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

Changes in stock option accounting rules may adversely impact our operating results.

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options which would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

ESSEX CORPORATION

In October 2004, the Financial Accounting Standards Board, or FASB, proposed that Statement 123R, “Share Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations, but it is possible that our adoption of this standard may adversely affect our operating results in future periods.

We may lose our ability to benefit from government programs aimed at small businesses.

We currently participate in certain government programs under the regulations promulgated by the U.S. Small Business Administration, or SBA, such as the Small Business Innovative Research, or SBIR, program and small business set-aside contracts and preferences. Qualification as a small business is determined under the criteria set forth in the SBA Small Business Size Standards regulation. These criteria include the classification of the product or service in the North American Industry Classification System, trailing three year averages of the number of employees or annual receipts, affiliates, and other applicable factors. The restriction of a particular project or program under small business limited competition rules is a unilateral decision that is made at the time of procurement by the responsible agency procurement authority. The restriction of a particular project or program to small businesses, as a small business set-aside, in one procurement cycle does not assure that it will be similarly restricted in follow-on or related procurements.

A significant portion of our revenue historically has resulted from our participation in these small business set-aside programs, and our award from the National Security Agency, which accounted for 67% of our revenues for the nine months ended September 26, 2004, is under the NSA Set-aside for Small Business, or NSETS, Program.

We anticipate that, in the future, due to the increases in the levels of our revenues and number of employees, we may begin to lose our ability to participate in some or all of these programs, including receiving new awards under the programs. We also anticipate that some follow-on or related procurements for programs that were originally awarded to us as small business set-asides may not be issued under the small business limited competition rules of the SBA.

The failure by Congress to timely approve budgets for the federal agencies we support could delay or reduce spending and cause us to lose revenue.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, then Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate on the basis of a continuing resolution it may delay funding we expect to receive from clients on work we are already performing and would result in any new initiatives being delayed, and in some cases being cancelled.

ESSEX CORPORATION

BUSINESS

Overview

Essex provides advanced signal, image, and information processing solutions primarily for U.S. Government intelligence and defense customers. We create our solutions by combining our services and expertise with hardware, software, and proprietary and patented technology to meet our customers’ requirements. Within the intelligence and defense communities we have established and maintained long-standing and successful customer relationships. We are also developing next generation signal, image and information processing solutions under classified U.S. Government research and development contracts. We have been able to develop our current proprietary technology using a combination of government funding and our own internal funding and we believe this combination will allow us to continue to enhance and expand our technology and services for future market needs.

While we have primarily marketed our services and products to the intelligence and defense markets, we believe we are also well positioned to apply our solutions to growth areas within the commercial market. Historically, our proprietary technology and products, although critical to our solutions offerings, have not accounted for a significant portion of our revenues on a standalone basis.

Achieving information superiority, or the ability to collect, process and disseminate information while denying our adversaries capabilities to do the same, is a primary objective for the intelligence and defense communities. Our services and products facilitate the technology transformation necessary for our intelligence and defense customers to achieve information superiority. We provide advanced processing solutions using optical, optoelectronic, and software technology within the following three business areas:

Signal Processing.

•	Integrated signal processing solutions. We offer fully integrated, turn-key systems for processing signals using a variety of commercial-off-the-shelf and customized hardware and software components for our signals intelligence customers.

•	Advanced optical signal processors. We offer high resolution, ultra-wideband signal processors for electronic warfare and signals intelligence applications. These analog signal processors provide significant improvements over digital devices in processing speed and capacity while substantially reducing the size, weight and power requirements of a system.

•	Radar signal processors. We offer advanced optical processing products, which are used as high performance radar signal processing subsystems for advanced ballistic missile defense.

•

Communications and networks. We offer services and products that support analysis and transmission of communications in a variety of formats. We also offer an optical encryption product for secure high speed communications over optical links. We utilize our optoelectronic and signal processing expertise and products to build highly secure,

ESSEX CORPORATION

advanced networks that can provide wavelength provisioning and bandwidth on demand.

Image Processing.

•	3-D imaging. We offer services and products that utilize optoelectronic processing and synthetic aperture radar, or SAR, imagery technology to provide high resolution 3-D images. Applications for these solutions include cloud, foliage and ground penetration, change detection, utility monitoring, and mineral exploration.

•	Geographic information solutions. We offer geographic information solutions, or GIS, and plug-in software tools that allow users to integrate, compare, and manipulate datasets and images within third party commercial GIS systems. Our tools can also provide users web-access to these systems.

Information Processing.

•	Cognitive processing. We offer software products and services for the analysis and processing of information that is in the form of signals, images, and native language to discover new patterns, relationships, and commonalities within large and complex data environments.

•	Critical information technology infrastructure services. We offer information technology, project management, systems integration and engineering services which facilitate the modernization of the intelligence community’s critical voice and video systems and associated infrastructure.

Our current customers include the National Security Agency, the National Reconnaissance Office, the National Geospatial-Intelligence Agency, other intelligence agencies, the Missile Defense Agency, the Defense Advanced Research Project Agency, the U.S. Army, Navy, and Air Force and other defense elements. Many of our advanced processing solutions are used in critical national defense programs. Of our 246 employees, 164 have government security clearances, with 127 holding Top Secret/Sensitive Compartmented Information clearances, or TS/SCI, which are security clearances at the highest levels.

We have enhanced our internally developed, core optoelectronic processing technology and solutions with selective acquisitions of complementary technologies and capabilities. We acquired Sensys Development Laboratories, Inc., or SDL, in March 2003; Computer Science Innovations, Inc., or CSI, in April 2004; and substantially all of the assets of Performance Group, Inc., or PGI, in June 2004. SDL’s systems and software engineering capabilities, combined with our core capabilities, enabled us to win a $57.1 million, 4.3-year award with the National Security Agency in October 2003. In September 2004, 18 months after closing the SDL acquisition, we opened a 50,000-square foot leased secure facility in Annapolis Junction, Maryland related to on-going work on this award. In October 2004, we signed an expansion of this award to a new ceiling of $235.6 million subject to final price negotiations to be completed by December 31, 2004. We believe CSI and PGI bring highly complementary capabilities and technology to our core signal, image, and information processing business areas.

ESSEX CORPORATION

For fiscal 2002 and 2003, we generated revenue of $4.5 and $16.3 million respectively. For the nine months ended September 26, 2004, we generated revenues of $51.5 million. Over 97% of our revenue in each of these periods was derived from our customers in the intelligence and defense community.

Industry Overview

While we primarily serve the intelligence and defense markets, we also believe significant opportunities exist for us to expand into commercial markets.

Intelligence and Defense Market.

The total defense budget, as submitted in the President’s 2005 Budget to Congress, is projected to grow from $375.3 billion in government fiscal year 2004 to $487.7 billion in government fiscal year 2009. The President’s 2005 Budget submission supports the defense transformation process, in which information superiority is a primary objective, by including nearly $75 billion for procurement and nearly $70 billion for research, development, test and evaluation. The intelligence budget has been classified except for government fiscal years 1997 and 1998. According to the Congressional Research Service, the intelligence budget for those two years was $26.6 and $26.7 billion, respectively. Since then, the global threat of terrorism, wars in Iraq and Afghanistan, the demands of homeland security, the needs of the intelligence community and renewed focus on modernizing Department of Defense infrastructures under the information superiority transformation program have led to increased spending.

The U.S. Government is one of the largest purchasers of optoelectronic, signal processing and other information technology services and products. We believe we are well positioned within the intelligence and defense market to capitalize on the following trends:

•	Advanced encryption. According to the General Accounting Office, the National Security Agency has budgeted to spend $4.8 billion between fiscal years 2004 and 2009 for the Department of Defense to protect classified networks and sensitive information, and to develop enhanced encryption capabilities. We believe the need for advanced encryption is driven by the increased demand and use of high speed optical communications operating at transmissions rates of up to 10 gigabits-per second.

•	Emphasis on photonics. According to the Director of the Defense Advanced Research Project Agency, or DARPA, photonics, which is the use of light to process and transport information, is one of three core technologies of the U.S. military. Photonics technology is used in signal processing to analyze high speed communications, radar signals, and complex image data sets, and is superior to alternate signal and image processing because it allows signals to be processed at higher speeds than digital technologies.

•	Increased focus on missile defense. The Missile Defense Agency is developing a layered defense to intercept ballistic missiles that requires several enabling technologies including optoelectronic processors, sensors, radars and communication networks. The Missile Defense Agency’s budget provides funding of more than $9.2 billion in government fiscal year 2005.

ESSEX CORPORATION

•	SAR imagery. Militant groups and terrorists that are agile and grouped in smaller forces have become adept at hiding, either under camouflage, foliage, rugged terrain or underground, and using evasive tactics to avoid detection. As a result, we believe the need has increased for advanced imaging systems that can identify the presence of targets and provide accurate 3-D images.

•	Geographic information solutions. Daratech, an independent market research firm, estimated the 2003 market for GIS systems and solutions to be $1.75 billion, which represents growth of 8% from 2002. We believe there is growing market interest in the integration of imagery data, new data sets, such as SAR imagery, and web enablement.

•	Cognitive computing. In 2004, DARPA cited cognitive computing as one of eight strategic areas of focus for research and transition to operational use. We believe the need to mine and find common threads in enormous quantities of communications and data is increasing.

Commercial Market Potential.

A 2003 study by the University of California, Berkeley, estimated that the volume of information being processed and stored worldwide has been increasing by 30% per year, and that total information flow was approximately 18 million terabytes in 2002. This significant increase in information processing load has underscored the need for improved solutions for the processing, transport, distribution, and protection of large bandwidth environments. These large volumes of data have also created the need for business intelligence, which includes a range of technologies and services for gathering, storing, analyzing, and providing access to data to help businesses make better decisions, similar to those serving the information superiority market. We believe new solutions utilizing cognitive processors, optical technology, object recognition, data mining and data synthesis technology and capabilities will be useful in addressing the processing demands of the commercial market’s massive data sets.

•	Business intelligence. We believe that as companies increasingly discover the possibilities and benefits of business intelligence, demand for access to multiple data sources, better analytic techniques and data integration will increase due to the need to effectively manage increasingly complex data environments. IDC, an independent market research firm, estimates that the worldwide market for business intelligence tools will be $4.1 billion in 2004 and will increase to $4.9 billion in 2008, representing a compound annual growth rate of 4.3%. Additionally, data mining software, a segment within the broader business intelligence tools market, is expected by IDC to grow from $541 million in 2004 to $687 million in 2008, representing a compound annual growth rate of 6.2%.

•

Expected communications industry spending and growth in bandwidth demand. The Telecommunications Industry Association’s 2004 forecast for U.S. spending on communications equipment projects an increase from $14.4 billion in 2004 to $18.5 billion in 2007, a compound annual growth rate of 8.7%. Spending is being driven by increasing usage of bandwidth for bundled services, data transport, digital video and voice-over-internet-protocol, or VoIP. Additionally, IDC estimates that the

ESSEX CORPORATION

number of Internet users worldwide will grow from 787.5 million in 2004 to 1.1 billion in 2007, a compound annual growth rate of 11.0%

Competitive Strengths

We believe the following competitive strengths will allow us to take advantage of the trends in our industry:

•	Signal, image, and cognitive processing expertise. We have significant experience in building signal and image processing solutions, using optoelectronic processors, and developing cognitive processing software for the intelligence community.

•	Intelligence community experience and relationships. We have significant intelligence community expertise and a lengthy track record with the intelligence community.

•	Skilled employees with high level security clearances. As of September 26, 2004, 164 of our 246 employees had government security clearances, with 127 of these employees holding TS/SCI clearances.

•	Established sole source awards relationships. Many of our awards are sole source awards, which are awarded without competitive bidding, based on unique capabilities and urgent and compelling needs.

•	Experienced management team and expert advisory boards. Our senior executives have an average of over 20 years of executive and senior management experience in supporting the U.S. Government intelligence and defense communities. In addition, our Technical and National Programs Advisory Board members listed below have extensive experience and relationships within the intelligence, defense and commercial markets:

•	U.S. Army Lieutenant General Claudia Kennedy (retired). General Kennedy served for 32 years in the Army culminating in her appointment as Deputy Chief of Staff of Intelligence.

•	U.S. Air Force Lieutenant General Kenneth Minihan (retired). General Minihan served 33 years in the Air Force in various capacities including Director of the National Security Agency/Central Security Service.

•	U.S. Navy Rear Admiral Don McDowell (retired). Rear Admiral McDowell commanded the worldwide 10,000-person Naval Security Group.

•	Dr. Paul Green. Dr. Green is a co-inventor and co-developer of key communications technologies in use in optical and cellular communications.

•	Sam Greenholtz. Mr. Greenholtz is a retired senior optical networking architecture engineer for Verizon where he was responsible for technical evaluation of optical networking products.

ESSEX CORPORATION

•	Joe Houston. Mr. Houston is the former President of the International Society of Optical Engineering and has 39 years of engineering expertise and technical management experience.

•	Intellectual property. Our innovative use of optoelectronic and signal processing technology has produced 14 patents and 18 patents pending, covering optical communications devices and 3-D image synthesis.

Strategy

Our objective is to continue to grow our business as a provider of signal, image, and information processing services and products to U. S. Government customers and to leverage our intellectual property and capabilities in this field to both government and commercial customers. Key elements of our strategy include:

•	Leverage technology to expand U.S. Government business. We intend to leverage our high technology services and products to further penetrate the intelligence and defense communities and to expand our participation in other growth areas of the U.S. Government such as homeland security.

•	Build on research and development efforts. We intend to continue to utilize company and customer funded research and development to develop technologies and products that have significant potential in both the government and commercial markets.

•	Accelerate business development efforts. We intend to capitalize on the investments we have made in our business development function, together with our capabilities, relationships and facilities, to effectively compete for additional large procurements.

•	Pursue strategic acquisitions. We intend to continue to pursue strategic acquisitions that cost-effectively add new customers, specific federal agency knowledge, complementary technology, or technological expertise to accelerate our access to existing or new markets.

•	Build product channel partnerships. In commercializing our technologies, we intend to pursue strategic relationships with market leaders in related areas of signal, image, and information processing, as well as communications.

ESSEX CORPORATION

Services and Products

We support our customers’ goal of achieving information superiority through our combination of the skills and knowledge of a services company with the technology and innovation of a product oriented company. Based on the core competencies that we have developed both internally and through acquisitions, we provide advanced processing solutions using optical, optoelectronic and software technology within the following three business areas:

Signal Processing.

Integrated signal processing solutions. We provide software and systems engineering services to the intelligence community. We significantly expanded our systems engineering capabilities by acquiring Sensys Development Laboratories, Inc., or SDL, in March 2003. SDL’s skill and experience were highly complementary to our core competencies in image and signal processing technology. In October 2003, we were awarded a defense related award for $57.1 million over a three-month base period plus four option years for software and systems engineering and delivery of custom systems to national priority programs. We believe that the knowledge and capability of the SDL team, combined with our core capabilities, enabled us to win this large award. We are the prime contractor and there are numerous team members and subcontractors who work on this program. In the second quarter of 2004, in support of this award, we leased over 50,000 square feet of space that currently houses a Sensitive Compartmented Information Facility, or SCIF, with both office and production space. Our SCIF has been certified by our intelligence customer to allow us to perform highly classified work within our leased facility.

Advanced optical signal processors. In addition to radar analysis, our customers use our advanced optical processors, or AOPs, for cellular phone signal analysis, wideband electronic intelligence analysis, and encryption system exploitation.

Radar signal processors. We design and develop AOPs, which are high performance radar signal processors that can be applied to radar signal analysis to provide advanced ballistic missile defense in a cost-effective, low-size, low-weight and low-power package. In missile defense, the missile target must be identified, along with other items that make it harder to identify the missile, so that the missile target can be isolated and destroyed.

In May 2002, we received a five-year $25.0 million indefinite delivery, indefinite quantity, or IDIQ, award from the Naval Air Warfare Center to use our signal processing technology to enhance Department of Defense radar programs. Working for the Missile Defense Agency under this award, we have designed and fabricated a prototype AOP. We are awaiting the opportunity to test the device at the Massachusetts Institute of Technology’s Lincoln Laboratory facility and subsequently a field demonstration. These tests were originally scheduled to occur in 2004 but have been deferred until 2005 due to operational priorities that forced scheduling changes. The laboratory and field tests are among the final steps prior to production of the AOP for Department of Defense applications.

Communications and networks. Our patented hyperfine WDM technology is the core technology behind our solutions for the defense and intelligence communication markets and opportunities in the commercial markets. Originally developed for military applications and now being applied to commercial communications applications to create wavelength rich solutions, our hyperfine WDM technology is characterized by simple and small packaging, high channel density, low insertion loss, superior filter shape, low sensitivity to temperature changes, and the fact that it is a passive optical technology and therefore does not require power to operate. To date, our sales of hyperfine WDM technology have been limited to prototype and early production units for military applications. In July 2003, we commenced a project with a key government agency to apply hyperfine WDM to achieve privacy in an all-optical network and an award to create a technology roadmap for optical components. In connection with DARPA, we also have been

ESSEX CORPORATION

applying our communications technology to improve processor performance and security in next generation supercomputer performance.

Image Processing.

3-D imaging. We design, develop, manufacture and support products that feature optoelectronic processing and synthetic aperture radar, or SAR, imagery technology to provide 3-D images. These technologies are primarily used today for military imaging that penetrates clouds, foliage and the ground, as well as for change detection and facility inspection. They can also be used in commercial applications, such as utility monitoring, mineral exploration and other special purpose inspections. We believe we are positioned to apply these technologies to major government programs for customers that are increasingly focusing on military imaging.

Geographic information solutions. Our GIS and Environmental Services Group, which was created from our June 2004 acquisition of Performance Group, Inc., provides extensive software tools that allow users to integrate, compare and manipulate datasets and images within third party commercial GIS systems. Once this information is collected, there are many potential user applications in the areas of asset management, planning, security, emergency operations, and environmental assessment. We are exploring combining our GIS solutions with our proprietary 3-D imaging technology, to address new defense, intelligence and commercial applications.

Information Processing.

Cognitive processing. With our acquisition of Computer Science Innovations, Inc., or CSI, in April 2004, we now have proprietary techniques, algorithms and tools that are used to build custom cognitive engines for a broad range of intelligence, defense and commercial customers and applications. Cognitive engines are software that includes predictive models and classifiers, and they have applications in the areas of fraud and anomaly detection, image and signal recognition, information fusion, knowledge management, network information assurance, semantic processing and waveform analysis. CSI has been developing cognitive engines for government and commercial customers since 1983.

Critical information technology infrastructure services. We provide information technology services that facilitate the modernization, project management, integration and engineering analysis of the intelligence community’s critical voice and video systems and associated infrastructure. In 2003, we received a telecommunication services award with a total value of over $30.0 million over ten years. We believe our technology infrastructure group has the potential for significant growth as the intelligence and defense communities focus on upgrading their communications infrastructure.

Customers

Our current customers include the National Security Agency, the National Reconnaissance Office, the National Geospatial-Intelligence Agency, other intelligence agencies, the Missile Defense Agency, the Defense Advanced Research Project Agency, the U.S. Army, Navy, and Air Force and other defense elements. Many of our advanced processing solutions are used in critical national defense programs. Our commercial customers include Boeing Corporation and Applied Signal Technologies.

ESSEX CORPORATION

Employees

As of September 26, 2004 we had 246 employees. Of our 246 employees, 164 had government security clearances, with 127 employees holding TS/SCI, which are security clearances at the highest levels. We believe we are successful in recruiting and retaining our employees by offering a competitive salary, benefits, growth prospects and the opportunity to perform mission critical services in a classified environment.

Intellectual Property

We have 14 issued patents and 18 patents pending covering the core intellectual property for our products. Our patent portfolio is divided into four technology groups: hyperfine WDM, OPERATM, ImSynTM and Virtual Lens Imaging.

Hyperfine WDM

The first hyperfine WDM patent, entitled “Optical Tapped Delay Line,” was awarded to Essex on August 19, 2003 as U.S. Patent No. 6,608,721 and will expire on June 20, 2020. It includes 46 claims covering use of the device as a receiver and demultiplexer for wavelength division multiplexing fiber optic networks. Related international patents are still pending. On January 22, 2002, we filed U.S. and international patents for use of hyperfine WDM technology as an add drop multiplexer and as an optical-code division multiple access, or OCDMA, system. On July 21, 2002, we filed U.S. and international patents for several other hyperfine WDM optical signal processing architectures. On November 19, 2003, we filed U.S. and international patents for use of hyperfine WDM as an encryptor for fiber optic and free-space communications.

OPERATM

We filed a patent application for our OPERATM technology in the U.S. and in certain other countries on January 19, 2001, U.S. Patent Pending No. 09/766,151. OPERATM is an optoelectronic system for wireless communications that eliminates interfering signals using optical correlation combined with multi-user detection algorithms.

ImSynTM

We hold four U.S. patents on our ImSynTM technology. Three of these patents cover the optoelectronic architecture and applications including accelerating image reconstructions for SAR and Magnetic Resonance Imaging, or MRI. The fourth patent covers the sensing and reconstruction techniques of the Virtual Lens MicroscopeTM, or VLM, technology which is part of our VLI technology family. This technology family can be applied to semiconductor inspection, foliage and ground penetration imaging, biomedical imaging, and non-destructive testing.

The first issued ImSynTM patent (U.S. Patent No. 5,079,555), “Sequential Image Synthesizer,” includes 20 claims and expires January 7, 2009. The corresponding Canadian patent (No. 2,058,209), expires November 25, 2011. The corresponding European patent for a subset of the claims (No. 0543064) is in force in the United Kingdom and Germany, and will expire on November 21, 2011.

ESSEX CORPORATION

Our patent in Japan (Patent No. 3113338) for the same claims as the U.S. patent will expire on October 29, 2011.

The second issued ImSynTM patent (U.S. Patent No. 5,384,573), “Image Synthesis Using Time Sequential Holography,” includes 157 claims and expires on January 24, 2012. In France, the United Kingdom, Germany and Italy, Patent EP0617797B1 has been awarded for a subset of the claims in the U.S. patent and this patent expires December 17, 2012.

The third ImSynTM U.S. Patent No. 5,736,958, “Image Synthesis Using Time Sequential Holography,” with 8 claims expires April 7, 2015. The fourth issued ImSyn™ patent (U.S. Patent No. 5,751,243), “Image Synthesis Using Time Sequential Holography,” with 21 claims expires May 11, 2015.

Virtual Lens Imaging

The ImSynTM U.S. Patent No. 5,751,243 discloses the Virtual Lens Microscope, a 2-D and 3-D sensing and reconstruction technique called the Synthetic Aperture Microscope. On May 11, 2004, we were awarded the second VLI patent, U.S. patent 6,735,346 entitled “Efficient Fourier Transform Algorithm For Non-Uniform Data,” that discloses algorithms and methods for faster 2-D and 3-D image reconstruction of synthetic aperture data. On April 28, 2004, we filed U.S. and international patent applications entitled “Sub-aperture Sidelobe and Alias Mitigation Techniques” that discloses algorithms and methods for improving the reconstruction of synthetic aperture 2-D and 3-D image data.

Competition

We have sold our services and products primarily to the intelligence and defense communities. The level of security clearances required for this work limits the range of competitors against whom we compete for both services and products. In addition, the number of competitors is limited even further by the level of technical expertise required for both product and service deliveries to our government customers. We compete either as prime contractor or as a subcontractor, depending on the requirement and scope of the project.

Our larger competitors for U.S. Government business include Lockheed Martin Corporation and divisions of large defense contractors such as Boeing Support Services. These competitors may be able to compete more effectively for very large scale government awards. These competitors also may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualification, past performance on larger scale contracts, geographic presence, price, and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address customers’ needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge against whom it will be difficult for us to compete.

Competition in the communications market for network communications equipment is intense and has historically been dominated by such large companies as Alcatel, Ciena, Cisco Systems, JDS Uniphase, Lucent Technologies, NEC and Nortel Networks. Competitors for high speed encryption technology include General Dynamics, L3 Communications, Viasat and Safenet. Because of our proprietary optical encryption solution, these companies are also potential channel partners.

ESSEX CORPORATION

Some of these companies, as well as emerging companies, are currently developing products that may compete in the areas that our technology is designed to address. We also may face competition from other large communications companies who may enter our markets. Many of these possible competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and business development resources than we do and may be able to undertake more extensive marketing efforts and adopt more aggressive pricing policies than we can. In addition, additional competitors with significant market presence and financial resources may enter our markets, which are rapidly evolving, further intensifying competition.

In the commercial market, we are still positioning our optical products and technology. Our commercial products will be sold as part of an integrated solution. We intend to sell our products through well established channels within the commercial industry in order to successfully introduce our technology and products into the market. Our products are based on patented technology, available only through us, which we believe have significant performance advantages over alternative products in the same market space, including simple and small packaging, high channel density, low insertion loss, superior filter shape, low sensitivity to temperature changes, and the fact that it is a passive optical technology and therefore does not require power to operate.

Legal Proceedings

We currently are not a party to any material legal proceedings.

Properties

We lease the locations listed in the table below. We believe that our present and proposed facilities are adequate for our current business needs.

Location	Square Feet	Expiration Date
9020 Junction Drive (Warehouse) Annapolis Junction, MD 20701	14,630	April 30, 2011

9020 Junction Drive (Office/SCIF) Annapolis Junction, MD 20701	37,384	April 30, 2011

9140 Guilford Road Columbia, MD 21046	8,691	(1)

135 National Business Parkway Suite 214 Annapolis Junction, MD 20701	7,421	(1)

9150 Guilford Road Columbia, MD 21046	17,655	(1)

2300 Fall Hill Avenue Suite 260 Fredericksburg, VA 22401	3,686	March 31, 2005

ESSEX CORPORATION

Location	Square Feet	Expiration Date
1235 Evans Road Melbourne, FL 32904	20,000	May 31, 2007

9633 South 48th Street Suites 235-240 Phoenix, AZ 85044	3,331	September 30, 2007

6708 Alexander Bell Drive Columbia, MD 21046	39,203	January 14, 2012

(1)	These leases will terminate upon move-in to the Alexander Bell Drive location, currently projected for March 2005.

ESSEX CORPORATION

ITEM 6.	EXHIBITS

Exhibit 3.1	-	Articles of Incorporation, as amended

Exhibit 10.1	-	Essex Corporation 2004 Stock Plan

Exhibit 10.2	-	Essex Corporation Employee Stock Purchase Plan

Exhibit 31.1	-	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	-	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2	-	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX CORPORATION
(Registrant)

Date: November 8, 2004	/s/ Lisa G. Jacobson
Lisa G. Jacobson
Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)