Form 10-Q
period 2005-03-31
ESSEX CORPORATION
filed 2005-05-10
CIK 355199

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

YES           X     NO
           -----               -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES           X     NO
           -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                               OUTSTANDING
                  CLASS                                      AT APRIL 30, 2005
                  -----                                      -----------------
Common Stock, no par value per share                            21,091,821

                               ESSEX CORPORATION

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                      INDEX


o        CONSOLIDATED BALANCE SHEETS


o        UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


o        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


o        NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                     March 31,      December 31,
                                                       2005             2004
                                                    -----------     -----------
                                                    (Unaudited)
ASSETS

Current Assets
     Cash and cash equivalents                      $    21,943     $   105,094
     Accounts receivable, net                            32,263          10,198
     Note receivable - current portion                      877             594
     Prepayments and other                                1,104             506
                                                    -----------     -----------
         Total Current Assets                            56,187         116,392
                                                    -----------     -----------

Property and Equipment
     Computers and special equipment                      3,653           2,667
     Furniture, equipment and other                       5,192           1,174
                                                    -----------     -----------
                                                          8,845           3,841
     Accumulated depreciation and amortization           (1,837)         (1,544)
                                                    -----------     -----------
         Net Property and Equipment                       7,008           2,297
                                                    -----------     -----------

Other Assets
     Goodwill                                            72,403          11,842
     Patents, net                                           323             313
     Other intangibles, net                               8,521           2,294
     Note receivable - non-current                        1,972           2,045
     Other                                                  842             383
                                                    -----------     -----------
         Total Other Assets                              84,061          16,877
                                                    -----------     -----------

TOTAL ASSETS                                        $   147,256     $   135,566
                                                    ===========     ===========

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                     March 31,      December 31,
                                                       2005             2004
                                                    -----------     ----------
                                                    (Unaudited
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                               $     4,806     $    3,643
     Accrued wages and vacation                           4,229          1,845
     Accrued retirement plans contribution payable          302            236
     Advance payments                                     1,204            482
     Other accrued expenses                               7,138          1,773
     Current portion of long-term debt                       31             12
                                                    -----------     ----------
         Total Current Liabilities                       17,710          7,991

Long-term debt                                               36             29
                                                    -----------     ----------
         Total Liabilities                               17,746          8,020
                                                    -----------     ----------

Shareholders' Equity
     Common stock, no par value;
       50 million shares authorized;
       21,067 and 20,917 shares issued
       and outstanding, respectively                    137,959        137,531
     Additional paid-in capital                           2,000          2,000
     Accumulated deficit                                (10,449)       (11,985)
                                                    -----------     ----------
         Total Shareholders' Equity                     129,510        127,546
                                                    -----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $   147,256     $  135,566
                                                    ===========     ==========


The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2005 AND MARCH 28, 2004

             (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        2005           2004
                                                     ----------     ----------
Revenues:
     Services and products                           $   23,423     $    8,268
     Purchased materials                                  2,255          5,973
                                                     ----------     ----------
         Total                                           25,678         14,241
                                                     ----------     ----------

Costs of goods sold and services provided:
     Services and products                              (16,554)        (6,135)
     Purchased materials                                 (2,067)        (5,860)
                                                     ----------     ----------
         Total                                          (18,621)       (11,995)
                                                     ----------     ----------

         Gross Margin                                     7,057          2,246

Selling, general and administrative expenses             (5,194)        (1,834)
Research and development                                   (487)          (141)
Amortization of other intangible assets                    (552)           (35)
                                                     ----------     ----------

         Operating Income                                   824            236

Interest/dividend income                                    732             76
                                                     ----------     ----------

Income Before Income Taxes                                1,556            312

Provision for income taxes                                  (20)            --
                                                     ----------     ----------

Net Income                                           $    1,536     $      312
                                                     ==========     ==========

Basic Earnings Per Common Share                      $     0.07     $     0.02
                                                     ==========     ==========

Diluted Earnings Per Common Share                    $     0.07     $     0.02
                                                     ==========     ==========

Weighted Average Number of Shares

Basic                                                    21,006         15,006

Effect of dilution -
         Stock options                                    1,601          1,407
                                                     ----------     ----------

Diluted                                                  22,607         16,413
                                                     ==========     ==========

The accompanying notes are an integral part of these statements.

                               ESSEX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        MARCH 31, 2005 AND MARCH 28, 2004

                          (UNAUDITED AND IN THOUSANDS)
                                                              2005           2004
                                                          -----------     -----------
Cash Flows From Operating Activities:
   Net Income                                             $     1,536     $       312
   Adjustments to reconcile Net Income to Net
     Cash Used By Operating Activities:
      Depreciation and patent amortization                        297              67
      Amortization of other intangible assets                     552              35
      Contract reserves/account allowance                         171              60

   Change in Assets and Liabilities:
      Accounts receivable                                      (6,740)         (5,949)
      Prepayments and other assets                               (206)           (401)
      Advance payments                                            376             (37)
      Accounts payable                                         (1,810)          2,948
      Accrued wages, vacation and retirement                      206            (227)
      Other accrued expenses                                    3,662            (202)
                                                          -----------     -----------

   Net Cash Used In Operating Activities                       (1,956)         (3,394)
                                                          -----------     -----------

Cash Flows From Investing Activities:
    Acquisitions, net of cash acquired                        (71,850)             --
    Purchases of property and equipment                        (1,350)           (110)
                                                          -----------     -----------

    Net Cash Used In Investing Activities                     (73,200)           (110)
                                                          -----------     -----------

Cash Flows From Financing Activities:
    Sales of common stock                                         (82)          1,192
    Note receivable                                              (376)             --
    Exercise of stock options                                     428              94
    Debt borrowings/repayments, net                            (7,965)           (104)
                                                          -----------     -----------

    Net Cash (Used In) Provided By Financing Activities        (7,995)          1,182
                                                          -----------     -----------

Cash and Cash Equivalents
    Net decrease                                              (83,151)         (2,322)
    Balance - beginning of period                             105,094          31,835
                                                          -----------     -----------
    Balance - end of period                               $    21,943     $    29,513
                                                          ===========     ===========

The accompanying notes are an integral part of these statements.

                                ESSEX CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 1:  GENERAL

Fiscal Year and Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computer Science Innovations, Inc. ("CSI") which was acquired on April 30, 2004 and The Windermere Group, LLC ("Windermere") which was acquired on February 28, 2005. In addition, these statements reflect the accounts and activities of Sensys Development Laboratories, Inc. ("SDL") which was acquired March 1, 2003 and merged into the Company and the acquisition of substantially all of the assets of Performance Group, Inc. ("PGI") on June 25, 2004. All material intercompany transactions have been eliminated in consolidation. Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

Historically, Essex closed its fiscal year and its quarters on the last Sunday of each period. On December 22, 2004, the Board of Directors approved changing Essex's financial reporting to calendar year end and end-of-the month quarterly reporting. This change is not significant for comparative purposes and is effective for fiscal year end December 31, 2004 and all subsequent periods.

The information furnished in the accompanying Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments consisting of normal recurring accruals that, in the opinion of management, are considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2005 may not be indicative of the results of operations for the year ending December 31, 2005, or any future period. This financial information should be read in conjunction with the Company's 2004 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2004. Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. For a discussion of our Critical Accounting Policies, refer to "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 2:  BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and convertible debt. As of March 31, 2005 and March 28, 2004, the effect of the incremental shares from options, warrants and contingent shares (if applicable) of 35,000 and 110,600 respectively, have been excluded from diluted weighted average shares as the effect would have been anti-dilutive.

                                ESSEX CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 3:  COMMON STOCK

In December 2004, the Company completed a follow-on public offering of 5.6 million shares of its common stock, including 568,000 shares from the exercise of the underwriter's over-allotment option, and received a total net proceeds from all shares issued of approximately $87.0 million.

The Company  completed a follow-on  public  offering in December 2003 and issued
4.0 million shares of common stock. The Company received net proceeds of $31.4 million. In January 2004, the underwriters exercised their over-allotment option and the Company sold an additional 150,000 common shares and received net proceeds of $1.2 million.

In connection with the March 1, 2003 acquisition of SDL, the Company had issued approximately 422,000 common shares into escrow. These shares were to be released to certain SDL shareholders or returned to Essex based upon certain factors, principally the future market price of the Company's stock. During the first three months of 2004, the 422,000 shares in escrow were returned to the Company in accordance with the terms of the purchase agreement.

NOTE 4:  STOCK-BASED COMPENSATION

The Company currently applies the intrinsic value method in accounting for stock options granted to employees and directors. Under the intrinsic value method, compensation costs is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If the Company had used the fair value based method, net earnings and earnings per share would have been reduced to the pro forma amounts listed in the below table.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             Three Months Ended
                                            ---------------------------------

                                            March 31, 2005     March 28, 2004
                                            --------------     --------------

Net income                                  $        1,536     $          312

Less:  Total stock-based employee
compensation expense determined under
fair value based method for all awards                 838                761
                                            --------------     --------------

Pro forma earnings (loss)                   $          698     $         (449)
                                            ==============     ==============

Earnings (loss) per share:
    Basic-as reported                       $         0.07     $         0.02

    Basic-pro forma                         $         0.03     $        (0.03)

    Diluted-as reported                     $         0.07     $         0.02

    Diluted-pro forma                       $         0.03     $        (0.03)

                                ESSEX CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 5:           AMORTIZATION OF OTHER INTANGIBLE ASSETS

The following value was assigned to intangible assets for the acquisitions noted below:

                                                          Value Assigned to Intangible
(IN THOUSANDS)                                                      Assets
                                                          ----------------------------

                                   Assets of Entity           As of          As of
                                 Acquired or Acquired       March 31,     December 31,
    Date of Acquisition                Entity                 2005            2004
----------------------------     --------------------     ------------    ------------

February 28, 2005                Windermere               $      6,779    $        --

June 25, 2004                    PGI                             1,498          1,498

April 30, 2004                   CSI                             1,279          1,279

March 1, 2003                    SDL                               431            431
                                                          ------------    ------------

Total Intangible
  Assets Acquired                                                9,987          3,208

Less:  Amortization                                              1,466            914
                                                          ------------    ------------

Other Intangibles, net                                    $      8,521    $     2,294
                                                          ============    ============

Intangible assets relate primarily to customer relationships. In addition, intangibles include non-compete agreements and intellectual property. Intangibles are amortized over their estimated life, not exceeding five years. Total amortization through March 31, 2005 amounts to approximately $1.5 million. During the first three months of 2005, amortization of other intangible assets was $552,000 as compared to $35,000 in the comparable period in 2004.

NOTE 6:  INCOME TAXES

The Company is in a net operating loss ("NOL") carryforward position for book and tax purposes.

The Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and benefit future periods. Management periodically evaluates the valuation allowance recorded against net operating loss carryforwards and other deferred tax assets to assess whether information exists to warrant reversal based upon a variety of factors for generating future taxable income, such as historical and projected operating performance. The Company had a deferred income tax asset valuation allowance of $5.4 million at December 31, 2004.

NOTE 7:  ACQUISITIONS

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of Windermere, which was headquartered in Annapolis, Maryland, for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of

                                ESSEX CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

$2.6 million. Also, the purchase agreement includes terms for an additional purchase payment in May 2006 of up to $30.0 million for an "earn-out" based on profitability as specified in the purchase agreement. The sellers used $25.3 million of the proceeds from the initial purchase payment to repay the principal and accrued interest due Essex under a promissory note and loan agreement dated January 7, 2005.

Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                 (IN THOUSANDS)

                 Cash                                           $        169
                 Current assets, net of cash acquired                 16,115
                 Equipment and other                                   3,900
                 Goodwill                                             60,561
                 Intangible assets                                     6,779
                                                                ------------

                 Total assets acquired                                87,524
                                                                ------------

                 Current liabilities                                 (15,494)
                 Long term debt                                          (11)
                                                                ------------

                 Total liabilities assumed                           (15,505)
                                                                ------------

                 Net assets acquired                            $     72,019
                                                                ============

Of the intangible assets of $6,779,000, there was $6,176,000 assigned to contracts which have an estimated overall amortization life of less than five years. The remaining balance was assigned to a non-compete covenant with an estimated overall amortization life of four years.

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of the fiscal years 2005 and 2004.

 (IN THOUSANDS,
EXCEPT PER SHARE
    AMOUNTS)                 Three Months Ended            Three Months Ended
                               March 31, 2005                March 28, 2004
                         --------------------------    --------------------------

                         As Reported     Pro Forma     As Reported     Pro Forma
                         -----------    -----------    -----------    -----------

Revenues                 $    25,678    $    37,444    $    14,241    $    28,793
                         ===========    ===========    ===========    ===========

Net Income               $     1,536    $     1,917    $       312    $       540
                         ===========    ===========    ===========    ===========

Earnings Per Share:
     Basic               $      0.07    $      0.09    $      0.02    $      0.04
                         ===========    ===========    ===========    ===========

     Fully diluted       $      0.07    $      0.08    $      0.02    $      0.03
                         ===========    ===========    ===========    ===========

                                ESSEX CORPORATION

         NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)


NOTE 8:  MAJOR CUSTOMERS

Most of the Company's revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor depending on the award. For the first three months of 2005 and 2004, revenues derived from U.S. Government programs were $24.0 million, or 93% and $14.2 million, or 100%, of the Company's total revenues, respectively. For the first three months of 2005, revenue from the top three customer programs, all performed for the same U.S. Government customer, were $13.8 million or 54% of the Company's revenues. For the first three months of 2004, $9.2 million or 64% of revenues were derived from one U.S. Government customer on one program.

NOTE 9:           LINE OF CREDIT

Windermere has a $10.0 million revolving line of credit loan agreement with Bank of America. In connection with the acquisition, Essex became a guarantor. The line of credit is secured primarily by the accounts receivable of Windermere. The line of credit expires on May 31, 2005 and will not be extended. The agreement contains certain financial and other standard covenants regarding restrictions on payments of dividends and capital expenditures. In connection with the acquisition, these covenants have essentially been waived on a one-time basis through May 31, 2005. Borrowings under the line of credit incur interest at a floating rate above LIBOR and an unused fee of 25 basis points. In early March 2005, Essex paid down the line which had a balance of $7.9 million at February 28, 2005, the acquisition date. There were no borrowings outstanding as of March 31, 2005. Essex is currently negotiating a line of credit that will be available for operating or other corporate needs.

                                ESSEX CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER SECTIONS CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES, PROJECTIONS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS", "ANTICIPATES", "PLANS", "BELIEVES", "ESTIMATES" AND VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS THAT INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUES, EARNINGS, SEGMENT PERFORMANCE, CASH FLOWS AND CONTRACT AWARDS. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT IS INDICATED IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS. IN THIS FORM 10-Q, "WE", "US" AND "OUR" REFERS TO ESSEX CORPORATION, INCLUDING ITS CONSOLIDATED SUBSIDIARIES.

OVERVIEW

Essex provides advanced signal, image, and information processing solutions primarily for U.S. Government intelligence and defense customers. We create our solutions by combining our services and expertise with hardware, software, and proprietary and patented technology to meet our customers' requirements. During the first quarter of 2005 we completed our acquisition of The Windermere Group, LLC and its active subsidiaries ("Windermere") which was headquartered in Annapolis Maryland. The Windermere acquisition adds breadth and depth to Essex capabilities and intelligence customer set. In addition, Windermere adds information assurance and cybersecurity solutions to the range of intelligence technologies offered by Essex. Within the intelligence and defense communities both Essex and Windermere have established and maintained long-standing and successful customer relationships. We are also developing next generation signal, image, information processing and information assurance solutions under classified U.S. Government research and development awards. We have been able to develop our current proprietary technology using a combination of government funding and our own internal funding and we believe this combination will allow us to continue to enhance and expand our technology and services for future market needs.

Most of our revenues are derived from awards with the U.S. Government, where we are either the prime contractor or a subcontractor depending on the award. For the first three months of 2005 and 2004, revenues derived from the U.S. Government programs were $24.0 million, or 93%, and $14.2 million, or 100%, of our total revenues, respectively.

On certain projects, our customers require us to purchase and provide the materials (which may include hardware, software and firmware) portion of the total system solution, which entails our purchasing materials from third party vendors and reselling it to our customers. We show the revenue and costs from purchased materials separately since this revenue generally carries significantly lower margins than our products and services revenue. The purchased materials revenue is highly variable from quarter to quarter.

Our most significant expenses are cost of goods sold and services provided, which consist primarily of direct labor and associated costs for program personnel and direct expenses incurred

                                ESSEX CORPORATION

to complete projects, including the cost of materials and subcontract efforts. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and utilize our personnel versus subcontracting the work, can have a significant impact on our cost of goods sold and services provided. Utilizing our own employees to complete projects results in higher gross margins as compared to our enlisting subcontracted employees for the same work. As a result, we seek to maximize our internal labor content on our awards. Selling, general and administrative expenses consist primarily of costs associated with our management, facilities, finance and administrative groups and business development expenses which include bid and proposal efforts. We have revenue from some awards on which our U.S. Government customers pay us to perform research and development on their behalf. We also spend funds on internal research and development, which are separately classified as such in the financial statements. We are in a net operating loss carryforward position for federal income tax purposes and in most states in which we operate.

On April 30, 2004, we acquired 100% of the common stock of Computer Science Innovations, Inc., or CSI, which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash. CSI has proprietary techniques, algorithms and tools that are used to build custom cognitive engines for a broad range of intelligence, defense and commercial customers and applications. Cognitive engines are software that includes predictive models and classifiers, and our applications include the areas of fraud and anomaly detection, image and signal recognition, information integration, knowledge management, network information assurance, semantic processing and waveform analysis. CSI had revenue of approximately $7.6 million in its fiscal year ended March 31, 2004, the last full year prior to acquisition.

On June 25, 2004, we acquired substantially all of the assets of Performance Group, Inc., or PGI, with main offices in Fredericksburg, Virginia, for approximately $5.8 million in cash and $362,000 in assumed liabilities. PGI provides services and systems in the areas of geographic information systems, or GIS, image processing and analysis, spatial data development, environmental consulting, visualization, and IT solutions to government and private sector clients. PGI had revenue of approximately $4.5 million for calendar year ended 2003, the last full year prior to acquisition.

On February 28, 2005, we acquired 100% of the ownership and membership interests of The Windermere Group, LLC and its active subsidiaries, or Windermere, which was headquartered in Annapolis Maryland, for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. Also, the purchase agreement includes terms for an additional purchase payment in May 2006 of up to $30.0 million for an "earn-out" based on profitability as specified in the purchase agreement. Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004, or, on a pro forma basis, approximately 47% of the combined Windermere and Essex revenue for the calendar year ended 2004. Essex has identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. In light of these weaknesses, Essex performed additional review procedures to assure that the financial statements in this first quarter 10-Q for 2005 are in accordance with U.S. GAAP. Essex's management is continuing to evaluate the internal controls of its newly acquired subsidiary and is developing corrective action plans to address the material internal control weaknesses identified to date.

                                ESSEX CORPORATION

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates, including those related to revenue recognition, research and development, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for uncollectible accounts receivable, depreciation and amortization, intangible assets, goodwill, and employee benefit plans and contingencies, among others. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

REVENUE RECOGNITION

We enter into the following types of U.S. Government agreements:

o TIME AND MATERIAL. On time and material agreements, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs.

o COST PLUS FEE. We recognize revenue on cost plus fee arrangements to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the project and still deliver the scope of work proposed. Even though cost plus fee arrangements generally do not require that we expend costs in excess of the award value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted and allocated in accordance with reasonable cost allocation methods.

o FIXED PRICE. On fixed price agreements, we must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the award for the required services or product to be delivered.

Award or incentive fees may be received in lieu of, or in addition to, other fees on time and material or cost plus contracts. Where award or incentive fees are applicable, we record as revenue an estimate of the expected award or incentive fee proportionate to the work performed. Estimated fee is based on our experience under the contract or similar contracts and on on-going communication with the client regarding performance.

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fee agreements. The following table sets forth the percentage of revenues under each type of contract for the three months ended March 31, 2005 and March 28, 2004:

                                ESSEX CORPORATION

                                    PERCENTAGE OF REVENUE BY CONTRACT TYPE
                                    --------------------------------------

                                      THREE MONTHS ENDED (UNAUDITED)
                                    --------------------------------------

                                     MARCH 31, 2005        MARCH 28, 2004
                                    ----------------      ----------------

      Time and material                       67.4%                 91.3%
      Cost plus fixed fee                     18.8                   5.9
      Cost plus incentive fee                  8.9                    --
      Fixed price                              4.9                   2.8
                                    ----------------     -----------------
            Total                            100.0%               100.0%
                                    ================     =================

The change for the respective periods is principally attributable to the contract mix of the revenue associated with the Windermere acquisition.

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

STOCK OPTIONS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Issued to Employees". SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the "modified prospective application". Under the "modified

                               ESSEX CORPORATION

prospective application", compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered ("nonvested awards") that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. We are currently evaluating the effect that the adoption of SFAS No. 123R will have on our Financial Position and Results of Operations, and it is possible that our adoption of this Standard may adversely affect our operating results in future periods. At March 31, 2005, the total valuation of options issued and vesting after January 1, 2006 is expected to be approximately $75,000.

INCOME TAXES

Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. Management periodically evaluates the valuation allowance recorded against net operating loss carryforwards and other deferred tax assets to assess whether information exists to warrant reversal. At March 31, 2005, management has determined that reversal of the existing valuation allowance is not warranted at this time because the Company continues to experience significant book tax differences which the Company's management believes should reduce taxable income substantially below income reported on the financial statements. Those differences include amortization of goodwill over fifteen years and the deduction associated with the exercise of employee stock options. Also, while the Company achieved both book and taxable profit in 2004, it did not have sufficient future firm funded sales backlog at March 31, 2005 to ensure sufficient future taxable income to realize the deferred tax asset.

                               ESSEX CORPORATION

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, items in the statement of our operations expressed as a percentage of total revenue.

                                                       Three Months Ended
                                               ---------------------------------

(UNAUDITED)                                    March 31, 2005     March 28, 2004
                                               --------------     --------------

Revenues:
   Services and products                             91.2   %          58.1    %
   Purchased materials                                8.8              41.9
                                               --------------    --------------
         Total                                      100.0             100.0
Costs of goods sold and services provided           (72.5)            (84.2)
                                               --------------    --------------

Gross Margin                                         27.5              15.8
Selling, general and administrative expenses        (20.2)            (12.9)
Research and development                             (1.9)             (1.0)
Amortization of other intangible assets              (2.2)             (0.2)
                                               --------------    --------------
Operating income                                      3.2               1.7
Interest income (expense), net                        2.8               0.5
                                               --------------    --------------
Income before income taxes                            6.0               2.2
Provision for income taxes                            0.0                --
                                               --------------    --------------
Net income                                            6.0   %           2.2   %
                                               ==============    ==============

The following table sets forth, for each component of our revenues, the related gross margin provided expressed as a percentage of the related revenues for the periods indicated.

                                                      Three Months Ended
                                               ---------------------------------

(UNAUDITED)                                    March 31, 2005    March 28, 2004
                                               --------------    ---------------

Gross Margin by Revenue Type
     Services and products                           29.3   %          25.8   %
     Purchased materials                              8.3   %           1.9   %

REVENUES. Our revenues were $25.7 million and $14.2 million in the first three months of 2005 and 2004, respectively. The 2005 results include one month of revenue from the Windermere acquisition and a full three months of revenue from the acquisitions of CSI and PGI. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year preceding acquisition while PGI had revenue of approximately $4.5 million for calendar year ended 2003, the last full year prior to acquisition. CSI had revenue of approximately $7.6 million in its fiscal year ended March 31, 2004, the last full year prior to acquisition. Other key factors for the higher revenue were the increased activity on our $227.4 million multi-year award (increased in December 2004 from the $57.1 million originally awarded in October
2003) for software and systems engineering and the delivery of custom systems to national priority programs. Revenues from this award in the first three months of 2005 and 2004 were $10.4 million and $9.2 million, respectively of which $739,000 and $5.0 million, respectively, was for purchased materials.

GROSS MARGIN The improvement in total gross margin results from improved gross margin on both our services and products revenue and on our purchased materials revenue. Services and products gross margin increased to 29.3% for the first three months of 2005 from 25.8% for the first three months of 2004 as a result of a change in the mix of the work performed, particularly under our October 2003 award, moving from lower margin subcontract labor to higher margin internal labor. In addition, this margin increased as a result of higher margins on contracts

                               ESSEX CORPORATION

obtained through acquisitions that occurred over the last year. However, the gross margin on our Windermere acquisition is slightly below the pre-acquisition Essex gross margin for the first three months of 2005, principally because of a significant component of subcontractor revenue on its largest contract. As a result, we expect a slight temporary decline in gross margin as the full impact of Windermere occurs, beginning in the second quarter of 2005, and as it continues its initial ramp up of that contract with subcontractors. Over time, we expect to see a gradual shift of work to our staff on our October 2003 award and on Windermere's largest contract, with a resulting improvement in gross margin. The improvement in gross margin on purchased materials to 8.3% from 1.9% resulted from a new short term contract with a materials component that had a higher margin along with higher margins for materials on acquired contracts and rate increases on other contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased $3.4 million to $5.2 million for the first three months of 2005 from $1.8 million for the comparable period in 2004. SG&A has increased to support the higher volume of business as well as including the SG&A of the acquired businesses. SG&A as a percentage of services and products revenue was 22.2% of services and products revenue for the first three months of 2005 and 2004. SG&A as a percentage of total revenue was 20.2% for the first three months of 2005 compared to 12.9% for the first three months of 2004. Approximately 42% of the revenues generated in the first three months of 2004 were low margin materials revenue which required little administrative support.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $346,000 to $487,000 in the first three months of 2005 compared to $141,000 in the comparable period in 2004. We incurred the majority of our research and development on efforts related to optical communications technology. In 2005, we also incurred research and development costs associated with our cognitive systems.

AMORTIZATION OF OTHER INTANGIBLE ASSETS. During the first three months ended March 31, 2005, amortization of other intangible assets increased by $517,000 to $552,000 compared to $35,000 in the comparable period in 2004. This increase primarily related to the Windermere, PGI and CSI acquisitions, all of which occurred subsequent to the first three months of 2004.

NET INTEREST INCOME (EXPENSE). Net interest/dividend income was $732,000 in the first three months of 2005 compared to $76,000 in the comparable period in 2004. The net interest income reflects the temporary investment of the proceeds from our 2004 stock offering, and also $285,000 from a $25 million loan to Windermere prior to its purchase by Essex.

NET INCOME. We recorded net income of $1,536,000 and $312,000 in the first three months of 2005 and 2004, respectively. We are in a net operating loss carryforward position for book and tax purposes. We recognized a provision for state income taxes of $20,000 in the first three months of 2005 for states where our net operating loss is not available.

BACKLOG

Our awards with the U.S. Government generally extend over multiple years. Funded backlog generally consists of the sum of all award amounts for which funding has been approved and awards granted, less the value of work performed under such awards. Since the U.S. Government operates under annual appropriations, our customers typically fund awards on an

                               ESSEX CORPORATION

incremental basis, generally for periods of one year or less. In many cases, our awards include unexercised options. Accordingly, a significant amount of our backlog is "unfunded." We include in unfunded backlog the total value of signed contracts, less funding to date. Unfunded backlog includes awards options based upon expected performance levels for those options. Unfunded backlog does not include any estimate of future potential delivery orders that might be awarded under indefinite delivery indefinite quantity contracts.

As of March 31, 2005, we had total backlog, funded and unfunded, of $408.1 million as compared with $102.0 million at March 28 2004. Of these amounts, funded backlog was $103.6 million and unfunded backlog was $304.5 million at March 31, 2005 compared to $31.3 million and $70.7 million, at the three months ended March 31, 2004. Unfunded backlog at March 31, 2005 includes the remaining balance of $153.2 million on our $227.4 million multi-year award in which the ceiling was significantly increased (from its original $57.1 million October 2003 award) in December 2004 for software and systems engineering. At March 31, 2004 unfunded backlog on this contract was $24.8 million. Unfunded backlog at March 31, 2005 also includes the remaining balance of $80.7 million on Windermere's $105.1 million multi-year award for engineering services which was awarded in September 2004. Both Windermere and Essex are subcontractors on a single contract to provide communication systems support to the intelligence community through 2011. The total contract value of both subcontracts was $46.1 million. The total unfunded backlog for both subcontracts at March 31, 2005 was $18.6 million. Unfunded backlog for the Essex subcontract was $22.9 million at March 31, 2004.

Our total backlog has increased significantly during the first three months of 2005 from the period ending December 31, 2004 due to the Windermere acquisition.

We expect 72.8% of our total backlog to be utilized after December 31, 2005.

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

                               ESSEX CORPORATION

We evaluate our liquidity position using various factors. The following represents some of the more important factors:


(IN THOUSANDS)                            SELECTED FINANCIAL DATA AS OF

                                   March 31,     December 31,      March 28,
                                     2005            2004            2004
                                 (Unaudited)      (Audited)       (Unaudited)
                                 ------------    ------------     ------------

Total Assets                     $    147,256    $    135,566     $     43,702
                                 ============    ============     ============

Working Capital                  $     38,477    $    108,40      $     34,560
                                 ============    ============     ============

Current Ratio                          3.17:1         14.57:1           7.47:1
                                 ============    ============     ============

Capital Leases                             38              41               --
Other Debt                                 29              --               --
                                 ------------    ------------     ------------
      Total Debt/Financing       $         67    $         41     $         --
                                 ============    ============     ============

Shareholders' Equity             $    129,510    $    127,546     $     38,361
                                 ============    ============     ============


During the first three months of 2005, net cash used in operating activities was $2.0 million. Cash used in the first three months of 2005 was from an increase of $4.5 million in accounts receivable, net of the change in accounts payable and other liabilities offset by net income and non-cash depreciation, amortization and other charges of approximately $2.5 million. An increase in accounts receivable during the first three months of 2005 was primarily due to the December 2004 expansion of the Company's $57.1 million October 2003 award to a $227.4 million award which delayed billings during the first three months of 2005 due to operating and accounting changes required under the modified award. On April 1, 2005 we received a payment under this award of $1.7 million of which, without the expansion award, we would have expected to have received within the first three months of 2005.

During the first three months of 2005, net cash used in investing activities was $73.2 million, of which $71.8 million, net of cash acquired in the acquisition, was for the acquisition of Windermere. We also expended $1.4 million for property, equipment and leasehold improvements to support our growing work force. Our working capital at March 31, 2005 decreased to $38.5 million from $108.4 million at fiscal year end 2004. The decrease was primarily a result of the acquisition of Windermere for cash.

During the first three months of 2005, net cash used in financing activities was $8.0 million which primarily represented the cash pay down of the acquired Windermere line of credit to reduce interest expense.

The Company expects to satisfy its operating cash requirements for the remainder of 2005 from its projected positive operating cash flows and existing cash balance. To the extent that future acquisitions, capital requirements, or an additional payment under the Windermere purchase agreement requires cash beyond our expected positive cash flows and existing cash balance, we are in the process of negotiating a bank line of credit.

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

THE PRECEDING PARAGRAPHS DISCUSSING THE COMPANY'S FINANCIAL CONDITION CONTAIN FORWARD-LOOKING STATEMENTS. THE FACTORS AFFECTING THE ABILITY OF THE COMPANY TO MEET ITS FUNDING REQUIREMENTS AND MANAGE ITS CASH RESOURCES INCLUDE, AMONG OTHER THINGS, THE AMOUNT AND TIMING OF PRODUCT SALES, THE MAGNITUDE OF FIXED COSTS, SALES GROWTH AND THE ABILITY TO OBTAIN WORKING CAPITAL, ALL OF WHICH INVOLVE RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT.

                               ESSEX CORPORATION

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no variable rate debt outstanding as of March 31, 2005.

Our exposure to market risk relates to changes in interest rates on short-term investment of the remaining proceeds of our stock offerings. Presently, such investments earn approximately 2.5%. Based upon our investments during the first three months of 2005, a hypothetical 1% increase or decrease in interest rates would have increased or decreased income by $10,000 for every $1.0 million invested and would have increased or decreased our annual cash flow and interest income by a comparable amount.

ITEM 4.  CONTROLS AND PROCEDURES

On February 28, 2005, we acquired 100% of the ownership and membership interests of Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004, or, on a pro forma basis, approximately 47% of the combined Windermere and Essex revenue for the calendar year ended 2004.

Essex has identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. In light of these weaknesses, Essex performed additional review procedures to assure that the financial statements in this first quarter 10-Q for 2005 are in accordance with U.S. GAAP. Essex's management is continuing to evaluate the internal controls of its newly acquired subsidiary and is developing corrective action plans to address the material internal control weaknesses identified to date.

In connection with the preparation of this form 10-Q, an evaluation was performed under the supervision and with the participation of Essex's management (including the Chief Executive Officer and Chief Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e under the Exchange
Act). In light of the proximity of the consummation of the Windermere acquisition to the end of the first quarter for 2005 and management's ongoing evaluation and corrective action with respect to the internal controls of the Windermere subsidiary, Essex's management has excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation. Subject to the foregoing, based on their most recent evaluation, Essex's Chief Executive Officer and Chief Financial Officer believe Essex's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective as of the end of the period covered by this Form 10-Q.

                               ESSEX CORPORATION

                           PART II - OTHER INFORMATION

ITEM 5.           OTHER INFORMATION

For more information on the Company's business and risk factors, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

                               ESSEX CORPORATION

ITEM 6.  EXHIBITS

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

                                ESSEX CORPORATION
                                  (Registrant)

Date:  May 10, 2005
                                /s/ Lisa G. Jacobson
              ----------------------------------------------------
                                Lisa G. Jacobson
              Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)