Form 10-Q/A
period 2005-03-31
ESSEX CORP
filed 2005-07-07
CIK 355199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number 0-10772

ESSEX CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0846569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6708 Alexander Bell Drive, Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005
Common Stock, no par value per share	21,091,821

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”), which amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “Original Filing”), filed with the Securities & Exchange Commission (the “SEC”) on May 10, 2005.

This Amendment includes revised certifications of our principal executive officer and principal financial officer, which certifications are required to be included as exhibits to the Original Filing and this Amendment under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The revised certifications, filed as Exhibits 31.1 and 31.2 with this Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Original Filing and are the certifications required pursuant to Rule 13a-14(a) to be filed with this Amendment. This Amendment also provides on its cover page that, as we previously disclosed in our Annual Report on Form 10-K for the fiscal year ending December 31, 2004, we are not an “accelerated filer” under Rule 12b-2 of the Exchange Act for the purposes of periodic reports filed during the current fiscal year. In addition, new certifications of our principal executive officer and our principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are furnished herewith as Exhibits 32.1 and 32.2, respectively. All other information in the Original Filing is unchanged by this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 10, 2005. Accordingly, this Amendment should be read in conjunction with our filings (including amendments thereto) made with the Securities and Exchange Commission subsequent to the Original Filing.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,943	$105,094
Accounts receivable, net	32,263	10,198
Note receivable - current portion	877	594
Prepayments and other	1,104	506

Total Current Assets	56,187	116,392

Property and Equipment
Computers and special equipment	3,653	2,667
Furniture, equipment and other	5,192	1,174

	8,845	3,841
Accumulated depreciation and amortization	(1,837)	(1,544)

Net Property and Equipment	7,008	2,297

Other Assets
Goodwill	72,403	11,842
Patents, net	323	313
Other intangibles, net	8,521	2,294
Note receivable - non-current	1,972	2,045
Other	842	383

Total Other Assets	84,061	16,877

TOTAL ASSETS	$147,256	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,806	$3,643
Accrued wages and vacation	4,229	1,845
Accrued retirement plans contribution payable	302	236
Advance payments	1,204	482
Other accrued expenses	7,138	1,773
Current portion of long-term debt	31	12

Total Current Liabilities	17,710	7,991

Long-term debt	36	29

Total Liabilities	17,746	8,020

Shareholders’ Equity
Common stock, no par value; 50 million shares authorized; 21,067 and 20,917 shares issued and outstanding, respectively	137,959	137,531
Additional paid-in capital	2,000	2,000
Accumulated deficit	(10,449)	(11,985)

Total Shareholders’ Equity	129,510	127,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,256	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND MARCH 28, 2004

(UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	2005	2004
Revenues:
Services and products	$23,423	$8,268
Purchased materials	2,255	5,973

Total	25,678	14,241

Costs of goods sold and services provided:
Services and products	(16,554)	(6,135)
Purchased materials	(2,067)	(5,860)

Total	(18,621)	(11,995)

Gross Margin	7,057	2,246
Selling, general and administrative expenses	(5,194)	(1,834)
Research and development	(487)	(141)
Amortization of other intangible assets	(552)	(35)

Operating Income	824	236
Interest/dividend income	732	76

Income Before Income Taxes	1,556	312
Provision for income taxes	(20)	—

Net Income	$1,536	$312

Basic Earnings Per Common Share	$0.07	$0.02

Diluted Earnings Per Common Share	$0.07	$0.02

Weighted Average Number of Shares
Basic	21,006	15,006
Effect of dilution – Stock options	1,601	1,407

Diluted	22,607	16,413

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2005 AND MARCH 28, 2004

(UNAUDITED AND IN THOUSANDS)

	2005	2004
Cash Flows From Operating Activities:
Net Income	$1,536	$312
Adjustments to reconcile Net Income to Net Cash Used By Operating Activities:
Depreciation and patent amortization	297	67
Amortization of other intangible assets	552	35
Contract reserves/account allowance	171	60
Change in Assets and Liabilities:
Accounts receivable	(6,740)	(5,949)
Prepayments and other assets	(206)	(401)
Advance payments	376	(37)
Accounts payable	(1,810)	2,948
Accrued wages, vacation and retirement	206	(227)
Other accrued expenses	3,662	(202)

Net Cash Used In Operating Activities	(1,956)	(3,394)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(71,850)	—
Purchases of property and equipment	(1,350)	(110)

Net Cash Used In Investing Activities	(73,200)	(110)

Cash Flows From Financing Activities:
Sales of common stock	(82)	1,192
Note receivable	(376)	—
Exercise of stock options	428	94
Debt borrowings/repayments, net	(7,965)	(104)

Net Cash (Used In) Provided By Financing Activities	(7,995)	1,182

Cash and Cash Equivalents
Net decrease	(83,151)	(2,322)
Balance - beginning of period	105,094	31,835

Balance - end of period	$21,943	$29,513

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 1: GENERAL

Fiscal Year and Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computer Science Innovations, Inc. (“CSI”) which was acquired on April 30, 2004 and The Windermere Group, LLC (“Windermere”) which was acquired on February 28, 2005. In addition, these statements reflect the accounts and activities of Sensys Development Laboratories, Inc. (“SDL”) which was acquired March 1, 2003 and merged into the Company and the acquisition of substantially all of the assets of Performance Group, Inc. (“PGI”) on June 25, 2004. All material intercompany transactions have been eliminated in consolidation. Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

Historically, Essex closed its fiscal year and its quarters on the last Sunday of each period. On December 22, 2004, the Board of Directors approved changing Essex’s financial reporting to calendar year end and end-of-the month quarterly reporting. This change is not significant for comparative purposes and is effective for fiscal year end December 31, 2004 and all subsequent periods.

The information furnished in the accompanying Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments consisting of normal recurring accruals that, in the opinion of management, are considered necessary for a fair presentation of such information. The operating results for the three months ended March 31, 2005 may not be indicative of the results of operations for the year ending December 31, 2005, or any future period. This financial information should be read in conjunction with the Company’s 2004 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2004. Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. For a discussion of our Critical Accounting Policies, refer to “Management Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 3: COMMON STOCK

In December 2004, the Company completed a follow-on public offering of 5.6 million shares of its common stock, including 568,000 shares from the exercise of the underwriter’s over-allotment option, and received a total net proceeds from all shares issued of approximately $87.0 million.

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

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	Three Months Ended
	March 31, 2005	March 28, 2004
Net income	$1,536	$312
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	838	761

Pro forma earnings (loss)	$698	$(449)

Earnings (loss) per share:
Basic-as reported	$0.07	$0.02
Basic-pro forma	$0.03	$(0.03)
Diluted-as reported	$0.07	$0.02
Diluted-pro forma	$0.03	$(0.03)

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 5: AMORTIZATION OF OTHER INTANGIBLE ASSETS

The following value was assigned to intangible assets for the acquisitions noted below:

(IN THOUSANDS)		Value Assigned to Intangible Assets
Date of Acquisition	Assets of Entity Acquired or Acquired Entity	As of March 31, 2005	As of December 31, 2004
February 28, 2005	Windermere	$6,779	$—
June 25, 2004	PGI	1,498	1,498
April 30, 2004	CSI	1,279	1,279
March 1, 2003	SDL	431	431

Total Intangible Assets Acquired		9,987	3,208
Less: Amortization		1,466	914

Other Intangibles, net		$8,521	$2,294

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

NOTE 6: INCOME TAXES

The Company is in a net operating loss (“NOL”) carryforward position for book and tax purposes.

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

NOTE 7: ACQUISITIONS

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of Windermere, which was headquartered in Annapolis, Maryland, for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

$2.6 million. Also, the purchase agreement includes terms for an additional purchase payment in May 2006 of up to $30.0 million for an “earn-out” based on profitability as specified in the purchase agreement. The sellers used $25.3 million of the proceeds from the initial purchase payment to repay the principal and accrued interest due Essex under a promissory note and loan agreement dated January 7, 2005.

Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(IN THOUSANDS)
Cash	$169
Current assets, net of cash acquired	16,115
Equipment and other	3,900
Goodwill	60,561
Intangible assets	6,779

Total assets acquired	87,524

Current liabilities	(15,494)
Long term debt	(11)

Total liabilities assumed	(15,505)

Net assets acquired	$72,019

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

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)	Three Months Ended March 31, 2005		Three Months Ended March 28, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$25,678	$37,444	$14,241	$28,793

Net Income	$1,536	$1,917	$312	$540

Earnings Per Share:
Basic	$0.07	$0.09	$0.02	$0.04

Fully diluted	$0.07	$0.08	$0.02	$0.03

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 8: MAJOR CUSTOMERS

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor depending on the award. For the first three months of 2005 and 2004, revenues derived from U.S. Government programs were $24.0 million, or 93% and $14.2 million, or 100%, of the Company’s total revenues, respectively. For the first three months of 2005, revenue from the top three customer programs, all performed for the same U.S. Government customer, were $13.8 million or 54% of the Company’s revenues. For the first three months of 2004, $9.2 million or 64% of revenues were derived from one U.S. Government customer on one program.

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

OVERVIEW

Essex provides advanced signal, image, and information processing solutions primarily for U.S. Government intelligence and defense customers. We create our solutions by combining our services and expertise with hardware, software, and proprietary and patented technology to meet our customers’ requirements. During the first quarter of 2005 we completed our acquisition of The Windermere Group, LLC and its active subsidiaries (“Windermere”) which was headquartered in Annapolis Maryland. The Windermere acquisition adds breadth and depth to Essex capabilities and intelligence customer set. In addition, Windermere adds information assurance and cybersecurity solutions to the range of intelligence technologies offered by Essex. Within the intelligence and defense communities both Essex and Windermere have established and maintained long-standing and successful customer relationships. We are also developing next generation signal, image, information processing and information assurance solutions under classified U.S. Government research and development awards. We have been able to develop our current proprietary technology using a combination of government funding and our own internal funding and we believe this combination will allow us to continue to enhance and expand our technology and services for future market needs.

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

On February 28, 2005, we acquired 100% of the ownership and membership interests of The Windermere Group, LLC and its active subsidiaries, or Windermere, which was headquartered in Annapolis Maryland, for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. Also, the purchase agreement includes terms for an additional purchase payment in May 2006 of up to $30.0 million for an “earn-out” based on profitability as specified in the purchase agreement. Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004, or, on a pro forma basis, approximately 47% of the combined Windermere and Essex revenue for the calendar year ended 2004. Essex has identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. In light of these weaknesses, Essex performed additional review procedures to assure that the financial statements in this first quarter 10-Q for 2005 are in accordance with U.S. GAAP. Essex’s management is continuing to evaluate the internal controls of its newly acquired subsidiary and is developing corrective action plans to address the material internal control weaknesses identified to date.

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

REVENUE RECOGNITION

We enter into the following types of U.S. Government agreements:

•	TIME AND MATERIAL. On time and material agreements, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs.

•	COST PLUS FEE. We recognize revenue on cost plus fee arrangements to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the project and still deliver the scope of work proposed. Even though cost plus fee arrangements generally do not require that we expend costs in excess of the award value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted and allocated in accordance with reasonable cost allocation methods.

•	FIXED PRICE. On fixed price agreements, we must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the award for the required services or product to be delivered.

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

ESSEX CORPORATION

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

	PERCENTAGE OF REVENUE BY CONTRACT TYPE
	THREE MONTHS ENDED (UNAUDITED)
	MARCH 31, 2005	MARCH 28, 2004
Time and material	67.4%	91.3%
Cost plus fixed fee	18.8	5.9
Cost plus incentive fee	8.9	—
Fixed price	4.9	2.8

Total	100.0%	100.0%

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

STOCK OPTIONS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application”. Under the “modified

ESSEX CORPORATION

prospective application”, compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. We are currently evaluating the effect that the adoption of SFAS No. 123R will have on our Financial Position and Results of Operations, and it is possible that our adoption of this Standard may adversely affect our operating results in future periods. At March 31, 2005, the total valuation of options issued and vesting after January 1, 2006 is expected to be approximately $75,000.

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

ESSEX CORPORATION

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, items in the statement of our operations expressed as a percentage of total revenue.

	Three Months Ended
(UNAUDITED)	March 31, 2005	March 28, 2004
Revenues:
Services and products	91.2%	58.1%
Purchased materials	8.8	41.9

Total	100.0	100.0
Costs of goods sold and services provided	(72.5)	(84.2)

Gross Margin	27.5	15.8
Selling, general and administrative expenses	(20.2)	(12.9)
Research and development	(1.9)	(1.0)
Amortization of other intangible assets	(2.2)	(0.2)

Operating income	3.2	1.7
Interest income (expense), net	2.8	0.5

Income before income taxes	6.0	2.2
Provision for income taxes	0.0	—

Net income	6.0%	2.2%

The following table sets forth, for each component of our revenues, the related gross margin provided expressed as a percentage of the related revenues for the periods indicated.

	Three Months Ended
(UNAUDITED)	March 31, 2005	March 28, 2004
Gross Margin by Revenue Type
Services and products	29.3%	25.8%
Purchased materials	8.3%	1.9%

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

GROSS MARGIN The improvement in total gross margin results from improved gross margin on both our services and products revenue and on our purchased materials revenue. Services and products gross margin increased to 29.3% for the first three months of 2005 from 25.8% for the first three months of 2004 as a result of a change in the mix of the work performed, particularly under our October 2003 award, moving from lower margin subcontract labor to higher margin internal labor. In addition, this margin increased as a result of higher margins on contracts

ESSEX CORPORATION

obtained through acquisitions that occurred over the last year. However, the gross margin on our Windermere acquisition is slightly below the pre-acquisition Essex gross margin for the first three months of 2005, principally because of a significant component of subcontractor revenue on its largest contract. As a result, we expect a slight temporary decline in gross margin as the full impact of Windermere occurs, beginning in the second quarter of 2005, and as it continues its initial ramp up of that contract with subcontractors. Over time, we expect to see a gradual shift of work to our staff on our October 2003 award and on Windermere’s largest contract, with a resulting improvement in gross margin. The improvement in gross margin on purchased materials to 8.3% from 1.9% resulted from a new short term contract with a materials component that had a higher margin along with higher margins for materials on acquired contracts and rate increases on other contracts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses (“SG&A”) increased $3.4 million to $5.2 million for the first three months of 2005 from $1.8 million for the comparable period in 2004. SG&A has increased to support the higher volume of business as well as including the SG&A of the acquired businesses. SG&A as a percentage of services and products revenue was 22.2% of services and products revenue for the first three months of 2005 and 2004. SG&A as a percentage of total revenue was 20.2% for the first three months of 2005 compared to 12.9% for the first three months of 2004. Approximately 42% of the revenues generated in the first three months of 2004 were low margin materials revenue which required little administrative support.

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

As of March 31, 2005, we had total backlog, funded and unfunded, of $408.1 million as compared with $102.0 million at March 28 2004. Of these amounts, funded backlog was $103.6 million and unfunded backlog was $304.5 million at March 31, 2005 compared to $31.3 million and $70.7 million, at the three months ended March 31, 2004. Unfunded backlog at March 31, 2005 includes the remaining balance of $153.2 million on our $227.4 million multi-year award in which the ceiling was significantly increased (from its original $57.1 million October 2003 award) in December 2004 for software and systems engineering. At March 31, 2004 unfunded backlog on this contract was $24.8 million. Unfunded backlog at March 31, 2005 also includes the remaining balance of $80.7 million on Windermere’s $105.1 million multi-year award for engineering services which was awarded in September 2004. Both Windermere and Essex are subcontractors on a single contract to provide communication systems support to the intelligence community through 2011. The total contract value of both subcontracts was $46.1 million. The total unfunded backlog for both subcontracts at March 31, 2005 was $18.6 million. Unfunded backlog for the Essex subcontract was $22.9 million at March 31, 2004.

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

ESSEX CORPORATION

We evaluate our liquidity position using various factors. The following represents some of the more important factors:

(IN THOUSANDS)	SELECTED FINANCIAL DATA AS OF
	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)	March 28, 2004 (Unaudited)
Total Assets	$147,256	$135,566	$43,702

Working Capital	$38,477	$108,40	$34,560

Current Ratio	3.17:1	14.57:1	7.47:1

Capital Leases	38	41	—
Other Debt	29	—	—

Total Debt/Financing	$67	$41	$—

Shareholders’ Equity	$129,510	$127,546	$38,361

During the first three months of 2005, net cash used in operating activities was $2.0 million. Cash used in the first three months of 2005 was from an increase of $4.5 million in accounts receivable, net of the change in accounts payable and other liabilities offset by net income and non-cash depreciation, amortization and other charges of approximately $2.5 million. An increase in accounts receivable during the first three months of 2005 was primarily due to the December 2004 expansion of the Company’s $57.1 million October 2003 award to a $227.4 million award which delayed billings during the first three months of 2005 due to operating and accounting changes required under the modified award. On April 1, 2005 we received a payment under this award of $1.7 million of which, without the expansion award, we would have expected to have received within the first three months of 2005.

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

Essex has identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. In light of these weaknesses, Essex performed additional review procedures to assure that the financial statements in this first quarter 10-Q for 2005 are in accordance with U.S. GAAP. Essex’s management is continuing to evaluate the internal controls of its newly acquired subsidiary and is developing corrective action plans to address the material internal control weaknesses identified to date.

In connection with the preparation of this form 10-Q, an evaluation was performed under the supervision and with the participation of Essex’s management (including the Chief Executive Officer and Chief Financial Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e under the Exchange Act). In light of the proximity of the consummation of the Windermere acquisition to the end of the first quarter for 2005 and management’s ongoing evaluation and corrective action with respect to the internal controls of the Windermere subsidiary, Essex’s management has excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation. Subject to the foregoing, based on their most recent evaluation, Essex’s Chief Executive Officer and Chief Financial Officer believe Essex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective as of the end of the period covered by this Form 10-Q.

ESSEX CORPORATION

ESSEX CORPORATION

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

For more information on the Company’s business and risk factors, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 6. EXHIBITS

Exhibit 31.1 -	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2 -	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX CORPORATION (Registrant)

Date: July 7, 2005	/s/ Lisa G. Jacobson
Lisa G. Jacobson
Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)