Form 10-Q
period 2005-06-30
ESSEX CORP
filed 2005-08-15
CIK 355199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005
Common Stock, no par value per share	21,282,762

ESSEX CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$21,708	$105,094
Accounts receivable, net	39,065	10,198
Note receivable – current portion	931	594
Prepayments and other	1,108	506

Total Current Assets	62,812	116,392

Property and Equipment
Computers and special equipment	8,277	2,667
Furniture, equipment and other	4,107	1,174

	12,384	3,841
Accumulated depreciation and amortization	(2,407)	(1,544)

Net Property and Equipment	9,977	2,297

Other Assets
Goodwill	72,524	11,842
Patents, net	326	313
Other intangibles, net	7,310	2,294
Note receivable – non-current	1,603	2,045
Other	913	383

Total Other Assets	82,676	16,877

TOTAL ASSETS	$155,465	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$8,515	$3,643
Accrued wages and vacation	5,082	1,845
Accrued retirement plans contribution payable	524	236
Advance payments	1,384	482
Other accrued expenses	7,522	1,773
Current portion of long-term debt	31	12

Total Current Liabilities	23,058	7,991

Long-term debt	28	29

Total Liabilities	23,086	8,020

Shareholders’ Equity
Common stock, no par value; 50 million shares authorized; 21,260 and 20,917 shares issued and outstanding, respectively	139,048	137,531
Additional paid-in capital	2,000	2,000
Accumulated deficit	(8,669)	(11,985)

Total Shareholders’ Equity	132,379	127,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$155,465	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Six Month Period Ended June 30, 2005	Six Month Period Ended June 27, 2004	Three Month Period Ended June 30, 2005	Three Month Period Ended June 27, 2004
Revenues:
Services and products	$58,224	$22,808	$34,801	$14,540
Purchased materials	8,899	12,036	6,644	6,063

Total	67,123	34,844	41,445	20,603

Costs of goods sold and services provided:
Services and products	(40,427)	(17,203)	(23,873)	(11,068)
Purchased materials	(8,164)	(11,838)	(6,097)	(5,978)

Total	(48,591)	(29,041)	(29,970)	(17,046)

Gross Margin	18,532	5,803	11,475	3,557

Selling, general and administrative expenses	(13,048)	(4,527)	(7,854)	(2,692)
Research and development	(1,246)	(447)	(759)	(307)
Amortization of other intangible assets	(1,763)	(162)	(1,211)	(127)

Operating Income	2,475	667	1,651	431

Interest income, net	881	125	149	49

Income Before Income Taxes	3,356	792	1,800	480

Provision for income taxes	(40)	—	(20)	—

Net Income	$3,316	$792	$1,780	$480

Basic Earnings Per Common Share	$0.16	$0.05	$0.08	$0.03

Diluted Earnings Per Common Share	$0.15	$0.05	$0.08	$0.03

Weighted Average Number of Shares

Basic	21,066	15,046	21,125	15,086

Effect of dilution - Stock options	1,730	1,380	1,670	1,380

Diluted	22,796	16,426	22,795	16,466

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Month Period Ended June 30, 2005	Six Month Period Ended June 27, 2004
Cash Flows From Operating Activities:
Net Income	$3,316	$792
Adjustments to reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation and patent amortization	871	158
Amortization of other intangible assets	1,763	162
Contract reserves/account allowance	221	120

Change in Assets and Liabilities:
Accounts receivable	(13,591)	(8,440)
Prepayments and other assets	(290)	(314)
Advance payments	556	31
Accounts payable	1,899	4,918
Accrued wages, vacation and retirement	1,281	171
Other accrued expenses	4,045	(135)

Net Cash Provided By (Used In) Operating Activities	71	(2,537)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(71,971)	(14,180)
Purchases of property and equipment	(4,888)	(479)

Net Cash Used In Investing Activities	(76,859)	(14,659)

Cash Flows From Financing Activities:
Sales of common stock	(82)	1,192
Note receivable	(60)	—
Note payable	—	(100)
Exercise of stock options	1,517	257
Debt repayments, net	(7,973)	(7)

Net Cash (Used In) Provided By Financing Activities	(6,598)	1,342

Cash and Cash Equivalents
Net decrease	(83,386)	(15,854)
Balance – beginning of period	105,094	31,835

Balance – end of period	$21,708	$15,981

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 1: General

Fiscal Year and Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computer Science Innovations, Inc. (“CSI”) which was acquired on April 30, 2004, and The Windermere Group, LLC and its subsidiaries (collectively, “Windermere”) which was acquired on February 28, 2005. In addition, these statements reflect the accounts and activities of Sensys Development Laboratories, Inc. (“SDL”) which was acquired March 1, 2003 and merged into the Company and the acquisition of substantially all of the assets of Performance Group, Inc. (“PGI”) on June 25, 2004. All material intercompany transactions have been eliminated in consolidation. These financial statements may include reclassifications for comparability.

Historically, Essex closed its fiscal year and its quarters on the last Sunday of each period. On December 22, 2004, the Board of Directors approved changing Essex’s financial reporting to calendar year end and end-of-the month quarterly reporting. This change is not significant for comparative purposes and is effective for fiscal year end December 31, 2004 and all subsequent periods.

The information furnished in the accompanying Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments consisting of normal recurring accruals that, in the opinion of management, are considered necessary for a fair presentation of such information. The operating results for the three and six month periods ended June 30, 2005 may not be indicative of the results of operations for the year ending December 31, 2005, or any future period. This financial information should be read in conjunction with the Company’s 2004 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2004. Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. For a discussion of our Critical Accounting Policies, refer to “Management Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 2: Basic and Diluted Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares if applicable. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options, warrants and convertible debt using the treasury stock method. As of June 30, 2005 and June 27, 2004, the effect of the incremental shares from options, warrants and contingent shares (if applicable) of 27,818 and 111,100 respectively, have been excluded from diluted weighted average shares as the effect would have been anti-dilutive.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 3: Common Stock

On July 11, 2005 the Company’s equity shelf registration statement on Form S-3 became effective. This registration allows the Company to issue up to $100 million in common stock from time to time on a delayed or continuous basis. The shares of common stock, which may be offered in one or more offerings, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific amounts, process and terms of the offered shares.

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

In connection with the March 1, 2003 acquisition of SDL, the Company had issued approximately 422,000 common shares into escrow. These shares were to be released to certain SDL shareholders or returned to Essex based upon certain factors, principally the future market price of the Company’s stock. During the first three months of 2004, the 422,000 shares in escrow were returned to the Company and retired in accordance with the terms of the purchase agreement.

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

	(In thousands, except per share amounts)
	Six Month Period Ended		Three Month Period Ended
	June 30, 2005	June 27, 2004	June 30, 2005	June 27, 2004
Net income, as reported	$3,316	$792	$1,780	$480
Less: Total stock-based employee compensation expense determined under fair value based method	(4,035)	(979)	(3,197)	(218)

Pro forma (loss) income	$(719)	$(187)	$(1,417)	$262

Earnings (loss) per share:

Basic-as reported	$0.16	$0.05	$0.08	$0.03

Basic-pro forma	$(0.03)	$(0.01)	$(0.07)	$0.02

Diluted-as reported	$0.15	$0.05	$0.08	$0.03

Diluted-pro forma	$(0.03)	$(0.01)	$(0.07)	$0.02

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 5: Other Accrued Expenses

Other accrued expenses consists of the following:

	(In thousands)
	As of June 30, 2005	As of December 31, 2004
Subcontractors accruals	$4,590	$851
Costs awaiting payment processing	2,595	777
Payroll tax withholding	337	145

Total accrued expenses	$7,522	$1,773

Subcontractors accruals represent amounts due to subcontractors for direct labor under contracts that are awaiting billing from subcontractors. Costs awaiting payment processing include such items as legal expenses, equipment and supply vendor costs awaiting invoicing from the vendor, and rental payments.

NOTE 6: Amortization of Other Intangible Assets

The following value was assigned to intangible assets for the acquisitions noted below:

		(In thousands) Value Assigned to Intangible Assets
Date of Acquisition	Assets of Entity Acquired or Acquired Entity	As of June 30, 2005	As of December 31, 2004
February 28, 2005	Windermere	$6,779	$—
June 25, 2004	PGI	1,498	1,498
April 30, 2004	CSI	1,279	1,279
March 1, 2003	SDL	431	431

Total Intangible Assets Acquired		9,987	3,208

Less: Amortization		2,677	914

Other Intangibles, net		$7,310	$2,294

Intangible assets relate primarily to customer relationships. In addition, intangibles include non-compete agreements and intellectual property. Intangibles are amortized over their estimated life, not exceeding five years. Amortization of $1.2 million and $1.7 million was recognized in the three and six month periods ended June 30, 2005 as compared to $127,000 and $162,000 in the comparable periods in 2004.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 7: Income Taxes

The Company is in a net operating loss carryforward position for tax purposes. The Company has established a valuation reserve for all of its deferred tax assets. Such tax assets are available to be recognized and may benefit future periods once determination has been made that their future realization is more likely than not. Management periodically evaluates the valuation allowance recorded against the deferred tax asset arising from the net operating loss carryforwards and other deferred tax assets to assess whether information exists to warrant reversal based upon a variety of factors for generating future taxable income, such as historical and projected operating performance. The Company had a deferred income tax asset valuation allowance of $5.4 million at December 31, 2004.

NOTE 8: Acquisitions

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of Windermere, which was headquartered in Annapolis, Maryland, for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. The sellers used $25.3 million of the proceeds from the initial purchase payment to repay the principal and accrued interest due Essex under a promissory note and loan agreement dated January 7, 2005.

Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash	$169
Current assets, net of cash acquired	16,115
Equipment and other	3,900
Goodwill	60,682
Intangible assets	6,779

Total assets acquired	87,645

Current liabilities	(15,594)
Long term debt	(11)

Total liabilities assumed	(15,605)

Net assets acquired	$72,040

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

During the three month period ended June 30, 2005, goodwill and current liabilities increased by $121,000 and $100,000, respectively related to legal fees and estimated unrecorded liabilities at the acquisition date that will not be reimbursed by the seller.

Of the intangible assets of $6,779,000, $6,176,000 was assigned to contracts which have an estimated overall amortization life of less than five years. The remaining balance was assigned to a non-compete covenant with an estimated overall amortization life of four years.

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of the fiscal years 2005 and 2004.

	(In thousands, except per share amounts)
	Six Month Period Ended June 30, 2005		Six Month Period Ended June 27, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$67,123	$78,888	$34,844	$66,563

Net Income	$3,316	$3,697	$792	$1,625

Earnings Per Share:
Basic	$0.16	$0.18	$0.05	$0.11

Fully diluted	$0.15	$0.16	$0.05	$0.10

NOTE 9: Major Customers

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the six month periods ended June 30, 2005 and June 27, 2004, revenues derived from U.S. Government programs were $64.3 million, or 95.7% of the Company’s total revenues and $34.3 million, or 98.5% of the Company’s total revenues, respectively. For the six month period ended June 30, 2005, revenue from the top three customer programs, all performed for the same U.S. Government customer, were $32.5 million or 48.5% of the Company’s revenues, with the largest of those contracts representing 31.7% of revenues. For the six month period ended June 27, 2004, approximately $24.9 million, or 71.6% of revenues, were derived from one U.S. Government customer on one program.

NOTE 10: Line of Credit

On June 30, 2005, the Company and its subsidiaries entered into an Amended and Restated Revolving Line of Credit Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Bank”). The Credit Facility replaced a previous credit facility with the Bank to which Windermere and its subsidiaries were parties. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and has a maturity date of June 30, 2008. Under the Credit Facility, the Bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. The amount of advances permitted at any time may depend in part upon the Company’s funded debt

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

to earnings ratio and on the amount of accounts receivable. Proceeds of the Credit Facility may be used for working capital, permitted acquisitions of other entities or assets, and other general corporate purposes not inconsistent with the terms of the Credit Facility. Amounts borrowed under the Credit Facility may be borrowed, prepaid and reborrowed from time to time. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of June 30, 2005. There were no borrowings under this Credit Facility outstanding as of June 30, 2005.

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

OVERVIEW

Essex provides advanced intelligence technology solutions primarily for U.S. Government intelligence and defense customers. Our solutions include advanced signal, image, information, and cyber-security solutions. We create our solutions by integrating our services and expertise with hardware, software, and patented technology to meet our customers’ requirements. We have expanded the breadth and depth of our capabilities, customer set, and technologies through the integration of several strategic acquisitions. Our ability to directly integrate essential technologies into innovative solutions is an important discriminator for Essex with its customers.

During the first quarter of 2005, we completed our acquisition of Windermere which was headquartered in Annapolis, Maryland. The Windermere acquisition adds breadth and depth to Essex’s existing technical capabilities and to its intelligence community customer set. In addition, Windermere adds information assurance and cyber-security solutions to the range of intelligence technologies we offer.

Within the intelligence and defense communities Essex has established and maintained long-standing and successful customer relationships. We are also developing next generation signal, image and information processing, and cyber-security solutions under classified U.S. Government research and development awards. We have been able to develop our current proprietary technology using a combination of government funding and our own internal funding and we believe this combination will allow us to continue to enhance and expand our technology and services for future market needs. Essex is also expanding its ability to create products from its technologies for both government and commercial applications.

Most of our revenues are derived from awards with the U.S. Government, where we are either the prime contractor or a subcontractor depending on the award. For the six month periods ended June 30, 2005 and June 27, 2004, revenues derived from the U.S. Government programs were $64.3 million, or 95.7% of our total revenues, and $34.3 million, or 98.5% of our total revenues, respectively.

Our awards with the U.S. Government generally extend over multiple years. Most of our contracts are classified; therefore, we are often asked not to discuss the name of the contract or the program or the specific client. In the past, we have discussed such contracts by their size, which changes over time. In the future, for ease of reference, we will be referring to specific contracts with our internal project names. For example, we have previously discussed our $227.4 million multi-year award in which the ceiling was significantly increased in December 2004 from its original October 2003 award of $57.1 million. That contract represented over 64% of our revenue for the year ended 2004 and currently represents 31.7% of our revenue through the six month period ended June 30, 2005. From this point forward, we will call that contract our Thunder contract. Last quarter, we discussed a $105.1 million, September 2004 award to our Windermere subsidiary. That award will be referred to as our Woodstock contract.

On certain projects, our customers require us to purchase and provide the materials (which may include hardware, software and firmware) portion of the total system solution, which entails our

ESSEX CORPORATION

purchasing materials from third party vendors and reselling it to our customers. We show the revenue and costs from purchased materials separately since this revenue generally carries significantly lower margins than our products and services revenue. The purchased materials revenue is highly variable from quarter to quarter.

Our most significant expenses are cost of goods sold and services provided, which consist primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete projects, including the cost of materials and subcontract efforts. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and utilize our personnel versus subcontracting the work, can have a significant impact on our cost of goods sold and services provided. Utilizing our own employees to complete projects results in higher gross margins as compared to our enlisting subcontracted employees for the same work. As a result, we seek to maximize our internal labor content on our awards. Selling, general and administrative expenses consist primarily of costs associated with our management, facilities, finance and administrative groups and business development expenses which include bid and proposal efforts. We have revenue from some awards on which our U.S. Government customers pay us to perform research and development on their behalf. We also spend funds on internal research and development, which are separately classified as such in the financial statements. We are in a net operating loss carryforward position for federal income tax purposes and in most states in which we operate.

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

On February 28, 2005, we acquired 100% of the ownership and membership interests of Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA

ESSEX CORPORATION

target of $5.5 million for such period established and defined in the acquisition agreement. Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004, or, on a pro forma basis, approximately 47% of the combined Windermere and Essex revenue for the calendar year ended 2004. As disclosed in the Form 10-Q for the three month period ended March 31, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and personnel changes in the three and six month periods ended March 31, 2005 and June 30, 2005. Furthermore, Essex is evaluating training programs for its financial personnel and plans to implement a new general ledger and budgetary system corporate-wide by early 2006. In addition, Essex undertook additional review procedures to assure that the financial statements in this Form 10-Q for the three and six month periods ended June 30, 2005 are in accordance with U.S. GAAP.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates, including those related to revenue recognition, research and development, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates are used when accounting for uncollectible accounts receivable, depreciation and amortization, intangible assets, goodwill, and employee benefit plans and contingencies, among others. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We enter into the following types of U.S. Government agreements:

•	Time and material. On time and material agreements, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs.

•	Cost plus fee. We recognize revenue on cost plus fee arrangements to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the project and still deliver the scope of work proposed. Even though cost plus fee arrangements generally do not require that we expend costs in excess of the award value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted for and allocated in accordance with reasonable cost allocation methods.

ESSEX CORPORATION

•	Fixed price. On fixed price agreements, we must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the award for the required services or product to be delivered.

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

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fee agreements. The following table sets forth the percentage of revenues under each type of contract for the six month periods ended June 30, 2005 and June 27, 2004:

	Percentage of Revenue by Contract Type
	Six Month Period Ended (Unaudited)
	June 30, 2005	June 27, 2004
Time and material	59.6%	91.6%
Cost plus fixed fee	21.6	6.7
Cost plus incentive fee	13.1	—
Fixed price	5.7	1.7

Total	100.0%	100.0%

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

ESSEX CORPORATION

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

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. We are currently evaluating the effect that the adoption of SFAS No. 123R will have on our Financial Position and Results of Operations, and it is possible that our adoption of this Standard may adversely affect our operating results in future periods. At June 30, 2005, the total valuation of options issued and vesting after January 1, 2006 is expected to be approximately $300,000, before the consideration of income taxes, if any.

Income Taxes

Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. Management periodically evaluates the valuation allowance recorded against net operating loss carryforwards and other deferred tax assets to assess whether information exists to warrant reversal. At June 30, 2005, management has determined that reversal of the existing valuation allowance is not warranted at this time because the Company continues to experience significant book/tax differences which the Company’s management believes should reduce taxable income substantially below income reported on the financial statements. Those differences include amortization of goodwill over fifteen years and the deduction associated with the exercise of employee stock options. Also, while the Company achieved both book and taxable profit in 2004, it did not have sufficient future firm funded sales backlog at June 30, 2005 to ensure sufficient future taxable income to realize the net deferred tax assets.

ESSEX CORPORATION

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, items in the statement of our operations expressed as a percentage of total revenue.

	Six Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	June 30, 2005	June 27, 2004	June 30, 2005	June 27, 2004
Revenues:
Services and products	86.7%	65.5%	84.0%	70.6
Purchased materials	13.3	34.5	16.0	29.4

Total	100.0	100.0	100.0	100.0
Costs of goods sold and services provided	(72.4)	(83.3)	(72.3)	(82.7)

Gross Margin	27.6	16.7	27.7	17.3
Selling, general and administrative expenses	(19.4)	(13.0)	(19.0)	(13.1)
Research and development	(1.9)	(1.3)	(1.8)	(1.5)
Amortization of other intangible assets	(2.6)	(0.5)	(2.9)	(0.6)

Operating income	3.7	1.9	4.0	2.1
Interest income (expense), net	1.3	0.4	0.3	0.2

Income before income taxes	5.0	2.3	4.3	2.3
Provision for income taxes	0.0	0.0	0.0	0.0

Net income	5.0	2.3	4.3	2.3

The following table sets forth, for each component of our revenues, the related gross margin provided expressed as a percentage of the related revenues for the periods indicated.

	Six Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	June 30, 2005	June 27, 2004	June 30, 2005	June 27, 2004
Gross Margin by Revenue Type
Services and products	30.6%	24.6%	31.4%	23.9
Purchased materials	8.3	1.6	8.2	1.4

Revenues. Our revenues increased $32.3 million, or 93%, to $67.1 million for the six month period ended June 30, 2005 from $34.8 million for the comparable period in 2004. Revenues for the three month periods ended June 30, 2005 and June 27, 2004 were $41.4 million and $20.6 million, respectively, an increase of over 100%. The 2005 results include four months of revenues from Windermere, which was acquired on February 28, 2005 and a full six months of revenues from CSI, which was acquired on April 30, 2004, and the PGI business, which was acquired on June 25, 2004. Results for 2004 reflected only two months of revenue from CSI and no revenue from the PGI business. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year preceding acquisition, while PGI had revenue of approximately $4.5 million for calendar year ended 2003, the last full year prior to acquisition. CSI had revenue of approximately $7.6 million in its fiscal year ended March 31, 2004, the last full year prior to acquisition. The remaining growth for the three month period ended June 30, 2005 and the six month period ended June 30, 2005 from the comparable periods in 2004 is principally attributable to added work on our Woodstock contract.

ESSEX CORPORATION

Gross Margin The improvement in total gross margin results from improved gross margin on both our services and products revenue and on our purchased materials revenue. Services and products gross margin increased to 30.6% for the six month period ended June 30, 2005 from 24.6% for the comparable period in 2004. For the three month period ended June 30, 2005, services and products gross margin increased to 31.4% from 23.9% for the comparable period of 2004. The increases in gross margin result from a change in the mix of the work performed, particularly under our Thunder contract, moving from lower margin subcontract labor to higher margin internal labor. In addition, margins on our acquired contracts are generally higher than the aggregate margin achieved in 2004. Finally, for the three month period ended June 30, 2005, award fees exceeded our estimates. The improvement in gross margin on purchased materials to 8.3% from 1.6% resulted from higher margins for materials on acquired contracts and rate increases on other contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $8.5 million to $13.0 million for the six month period ended June 30, 2005 from $4.5 million for the comparable period in 2004. For the three month period ended June 30, 2005, SG&A increased $5.2 million to $7.9 million from $2.7 million for the comparable period in 2004. The increased expense for the three and six month periods ended June 30, 2005 from the comparable periods in 2004 was due in large part to supporting the increased revenue for those periods. As a percentage of services and products revenue, SG&A increased to 22.4% from 19.9% for the six month periods ended June 30, 2005 and June 27, 2004, respectively and 22.6% for the three month period ended June 30, 2005 from 18.5% for the comparable period in 2004. That percentage increase resulted from increased facilities costs primarily attributable to our 50,000 square foot secured system integration facility, additional labor and depreciation costs arising from an increase in our infrastructure which supports our growth, and costs associated with Sarbanes-Oxley compliance.

Research and Development Expenses. Research and development expenses increased $800,000 to $1.2 million for the six month period ended June 30, 2005 from $447,000 in the comparable period in 2004. For the three month period ended June 30, 2005, R&D increased $500,000 to $800,000 compared to $307,000 in the comparable period in 2004. We incurred the majority of our research and development on efforts related to optical communications technology. In the six month period ended June 30, 2005, we also incurred research and development costs associated with our cognitive systems.

Amortization of Other Intangible Assets. For the six month period ended June 30, 2005, amortization of other intangible assets increased by $1.6 million to $1.8 million compared to $162,000 in the comparable period in 2004. For the three month period ended June 30, 2005 and the three month period ended June 27, 2004, amortization was $1.2 million and $127,000, respectively. This increase primarily related to the Windermere, PGI and CSI acquisitions.

Net Interest Income (Expense). Net interest income was $881,000 for the six month period ended June 30, 2005 compared to $125,000 in the comparable period in 2004. For the three month period ended June 30, 2005 and three month period ended June 27, 2004, net interest income was $149,000 and $49,000, respectively. The net interest income reflects the temporary investment of the proceeds from our November 2004 offering of common stock, and also $285,000 from a $25 million loan to the Windermere Owners prior to the acquisition of Windermere.

ESSEX CORPORATION

Net Income. We recorded net income of $3.3 million and $792,000 in the six month periods ended June 30, 2005 and June 27, 2004, respectively. For the three month period ended June 30, 2005 and the three month period ended June 27, 2004, net income was $1.8 million and $480,000, respectively. We are in a net operating loss carryforward position for tax purposes. We recognized a provision for state income taxes of $40,000 in the six month period ended June 30, 2005 for states where our net operating loss is not available.

BACKLOG

Funded backlog generally consists of the sum of all award amounts for which funding has been approved and awards granted, less the value of work performed under such awards. Since the U.S. Government operates under annual appropriations, our customers typically fund awards on an incremental basis, generally for periods of one year or less. In many cases, our awards include unexercised options. Accordingly, a significant amount of our backlog is “unfunded.” We include in unfunded backlog the total value of signed contracts, less funding to date. Unfunded backlog includes awards options based upon expected performance levels for those options. Unfunded backlog does not include any estimate of future potential delivery orders that might be awarded under indefinite delivery indefinite quantity contracts beyond the current level of effort being performed under those contracts.

As of June 30, 2005, we had total backlog, funded and unfunded, of $396.9 million as compared with $92.0 million at June 27, 2004. Of these amounts, funded backlog was $101.3 million and unfunded backlog was $295.6 million at June 30, 2005 compared to $31.2 million and $60.8 million at the six months ended June 27, 2004. Unfunded backlog at June 30, 2005 includes the remaining balance of $138.4 million on our Thunder contract. At June 27, 2004 unfunded backlog on this contract was $14.8 million. Unfunded backlog at June 30, 2005 also includes the remaining balance of $85.9 million on our Woodstock contract including an increase in value in the three month period ended June 30, 2005 by $12.3 million from $105.1 million. Both Windermere and Essex are subcontractors on a single contract, referred to as Jackhammer, to provide communication systems support to the intelligence community through 2011. The total contract value of both subcontracts is $46.0 million. The total unfunded backlog for both subcontracts at June 30, 2005 was $18.9 million. Unfunded backlog for the Essex subcontract was $23.5 million at June 27, 2004.

ESSEX CORPORATION

Our total backlog has increased significantly during the first six months of 2005 from the annual period ending December 31, 2004 due to the Windermere acquisition.

We expect 75.9% of our total backlog to be utilized after December 31, 2005.

FINANCIAL CONDITION – LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures and acquisitions.

We evaluate our liquidity position using various factors. The following represents some of the more important factors:

	SELECTED FINANCIAL DATA AS OF (In thousands)
	June 30, 2005 (Unaudited)	December 31, 2004	June 27, 2004 (Unaudited)
Total Assets	$155,465	$135,566	$47,675

Working Capital	$39,754	$108,401	$22,800

Current Ratio	2.72:1	14.57:1	3.63:1

Capital Leases	35	41	47
Other Debt	24	—	—

Total Debt/Financing	$59	$41	$47

Shareholders’ Equity	$132,379	$127,546	$38,986

For the six month period ended June 30, 2005, net cash provided by operating activities was $71,000. Cash provided by operating activities for the six month period ended June 30, 2005 was from net income and non-cash depreciation, amortization and other charges of approximately $6.2 million offset by an increase in accounts receivable, net of the change in accounts payable and other liabilities of $6.1 million. Accounts receivable increased during the six month period ended June 30, 2005 primarily due to ramp-up on acquired contracts, subcontractor accruals and award fees to be billed and customer administrative changes. For the latter, we received a payment of $4.2 million on July 5, 2005.

For the six month period ended June 30, 2005, net cash used in investing activities was $76.9 million, of which $72.0 million, net of cash acquired in the acquisition, was for the acquisition of Windermere. We also expended $4.9 million for property, equipment and leasehold improvements to support our growing work force. Our working capital at June 30, 2005 decreased to $39.7 million from $108.4 million at fiscal year end 2004. The decrease was primarily a result of the acquisition of Windermere for cash.

ESSEX CORPORATION

For the six month period ended June 30, 2005, net cash used in financing activities was $6.6 million which primarily represented the cash pay down of the acquired Windermere line of credit to reduce interest expense, offset by increased stock option exercises.

On July 11, 2005, the Securities and Exchange Commission declared effective our equity shelf registration statement on Form S-3 relating to one or more future offerings of up to an aggregate of $100 million of our common stock. We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of August 9, 2005, we have not issued any securities pursuant to the shelf registration statement.

On June 30, 2005, the Company and its subsidiaries entered into the Credit Facility with Bank of America, N.A. (the “Bank”). The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and has a maturity date of June 30, 2008. Under the Credit Facility, the Bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million, with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of August 9, 2005. There were no borrowings outstanding under this Credit Facility as of August 9, 2005.

The Company expects to satisfy its operating cash requirements for the remainder of 2005 from its projected positive operating cash flows and existing cash balance. To the extent that future acquisitions, capital requirements, or an additional payment under the Windermere purchase agreement requires cash beyond our expected positive cash flows and existing cash balance over the next twelve months, the Company may utilize its Credit Facility with the Bank or shelf registration, or both.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations increased to $23.3 million from $13.4 million at December 31, 2004 due principally to operating leases obtained as part of the acquisition of Windermere on February 28, 2005 and due to payments made during the six month period ended June 30, 2005. The following table shows, for each period indicated, our contractual obligations. We have no contractual cash obligations due after 2013.

	(In thousands)
	7/31/2005 to 12/31/2005	2006	2007	2008	2009 - 2013
Operating leases	$2,256	$4,626	$4,591	$3,753	$8,055
Capital leases, including interest	7	14	14	3	—

Total	$2,263	$4,640	$4,605	$3,756	$8,055

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

ESSEX CORPORATION

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

We depend on sales to the U.S. Government. For fiscal years 2004 and 2003, awards from the U.S. intelligence and defense communities and other departments and agencies of the Department of Defense accounted for approximately $68.5 million, or 97% of our revenues, and $15.9 million, or 98% of our revenues, respectively. For the six month period ended June 30, 2005, these contracts accounted for $64.3 million, or 95.7% of our revenues.

For fiscal 2004 and 2003, our top three customer programs accounted for approximately $52.6 million, or 75% of our revenues, and $8.5 million, or 52% of our revenues, respectively. For the six month period ended June 30, 2005, revenue from the top three customer programs, all performed for the same U.S. Government customer, were $32.5 million or 48.5% of the Company’s revenues. For fiscal years 2004 and 2003, our largest award, Thunder, accounted for approximately $45.2 million, or 64% of our revenues, and $1.5 million, or 9% of our revenues, respectively. For the six month period ended June 30, 2005 due to significant increase in revenues from our other contracts, this contract accounted for approximately $21.3 million, or 31.7% of our revenues. The loss or significant reduction in government funding of a program for which we are the contractor or in which we participate could reduce our revenue and cash flows and have an adverse effect on our operating results.

ESSEX CORPORATION

We depend on U.S. Government awards which are only partially funded and which depend upon annual budget appropriations; the U.S. Government has no obligation to fully fund our awards.

Budget decisions made by the U.S. Government are outside of our control and have significant consequences for our business. Funding for U.S. Government awards is subject to Congressional appropriations. Although multi-year awards may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may be expected to continue for several years. Consequently, awards often initially receive only partial funding, and additional funds are committed only as Congress makes further appropriations. The termination of funding for any of our U.S. Government awards would result in a loss of anticipated future revenues attributable to that program and a reduction in our cash flows and would have an adverse impact on our operating results.

Our backlog was $396.9 million as of June 30, 2005, of which $101.3 million was funded. Our backlog includes orders under awards that in some cases extend for several years, with the latest expiring in 2011. The U.S. Government’s ability to select multiple winners under multiple award schedule contracts, government-wide acquisition contracts and blanket purchase agreements, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that unfunded contract backlog will result in actual orders. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

In addition, supplying intelligence and defense-related services and equipment to U.S. Government agencies subjects us to the risks that the U.S. Government may unilaterally:

•	suspend us from receiving new awards pending resolution of alleged violations of procurement laws or regulations;

•	terminate our existing awards;

•	reduce the value of our existing awards;

•	audit our award-related costs and fees, including allocated indirect costs; and

•	control and prohibit the export of our products.

ESSEX CORPORATION

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions.

Because a significant portion of our revenues are dependent on our procurement, performance and payment under our U.S. Government awards, the loss of one or more large awards or any suspension or debarment from doing business with U.S. Government agencies would result in a loss of anticipated future revenues from U.S. Government awards and a reduction in cash flows and would have a material adverse effect on our operating results.

A general decline in U.S. intelligence and defense spending could harm our operations and adversely affect our future revenues.

Revenues under contracts with the U.S. Department of Defense and other intelligence and defense-related entities represented approximately 97% of our total revenues for fiscal year 2004 and 96% of Windermere’s total revenues for fiscal year 2004. For the six month period ended June 30, 2005, these contracts accounted for $64.3 million, or 95.7% of our revenues. While spending authorization for intelligence and defense-related programs have increased significantly in recent years due to greater homeland security and foreign military commitments and to a general outsourcing trend, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A general decline in United States intelligence and defense spending could reduce our revenue and cash flows and have an adverse effect on our operating results.

If we are unable to adequately address and remedy any material weaknesses which may present themselves in our internal control over financial reporting, our ability to timely and accurately report our financial results may be impeded, investors may lose confidence in our financial reports, and the market price for our common stock may be adversely affected.

As disclosed in the Form 10-Q for the three month period ended March 31, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and personnel changes in the three and six month periods ended March 31, 2005 and June 30, 2005. Furthermore, Essex is evaluating training programs for its financial personnel and plans to implement a new general ledger and budgetary system corporate-wide by early 2006. In addition, Essex undertook additional review procedures to assure that the financial statements in this Form 10-Q for the three and six month periods ended June 30, 2005 are in accordance with U.S. GAAP.

If we are unable to remediate material weaknesses effectively and efficiently, it could adversely affect our ability to provide investors with timely and accurate financial information and may

ESSEX CORPORATION

have a negative impact on our reputation. Likewise, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors express an adverse opinion, or are unable to express an opinion at all, on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If we are unable to effectively and efficiently implement measures to address weaknesses in Windermere’s internal control over financial reporting, our ability to provide the public with timely and accurate material information may be adversely affected, which could hurt our reputation and our stock price.

In light of the recentness of the consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal control over financial reporting of the Windermere subsidiary, and in reliance upon SEC staff interpretive guidance, management excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation of our own disclosure controls for the first three month periods ended March 31, 2005 and June 30, 2005. In addition, as disclosed in the Form 10-Q for the three month period ended March 31, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and personnel changes in the three and six month periods ended March 31, 2005 and June 30, 2005. Furthermore, Essex is evaluating training programs for its financial personnel and plans to implement a new general ledger and budgetary system corporate-wide by early 2006. In addition, Essex undertook additional review procedures to assure that the financial statements for the three and six month periods ended June 30, 2005 are in accordance with U.S. GAAP.

Because our evaluation of weaknesses in internal control over financial reporting for our newly acquired Windermere subsidiary is ongoing, the effects, if any, that material weaknesses identified in Windermere’s internal controls may have on our disclosure controls and procedures are not certain at this time. We may find that certain material weaknesses identified in Windermere’s internal controls could have an adverse impact on the reliability of our disclosure controls. If we are unable to conclude that our disclosure controls are effective in any subsequent periodic report, it may harm our reputation and our stock price could be adversely affected. In addition, if we are unable to effectively and efficiently implement measures to remedy any adverse effects of the Windermere internal control weaknesses on our disclosure controls and procedures, it may impede our ability to timely and accurately provide material information to the public, investors may lose confidence in our reporting, and our stock price could be adversely affected.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The federal government audits and reviews our performance on awards, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most large government vendors, our awards are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency. An audit of our work, including an audit of work performed by companies we have acquired or may acquire or subcontractors we have hired or may hire, could result in a substantial adjustment in our operating results for the applicable period. For example, any costs which were originally reimbursed could subsequently be disallowed. In this case, cash we have already collected may need to be refunded and our operating margins may be reduced.

ESSEX CORPORATION

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, even if the allegations were not true. Audits for costs incurred on work performed after fiscal 2001 for Essex and our subsidiary Windermere, after fiscal 2001 under contracts we obtained in the acquisition of Sensys Development Laboratories, Inc. (“SDL”), after fiscal 2003 for our subsidiary Computer Science Innovations, Inc. (“CSI”), and after fiscal 1994 under contracts we obtained in the acquisition of assets of Performance Group, Inc. (“PGI”) have not yet been completed.

If we were suspended or debarred from contracting with the U.S. Government generally, or any specific agency, if our reputation or relationship with U.S. Government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and cash flows could be reduced and our operating results could be adversely affected.

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

A key part of our business strategy involves acquisitions; however, such acquisitions may not achieve all intended benefits.

A key part of our strategy has been to obtain technologies, customers, and personnel through acquisitions. We acquired SDL in March 2003, CSI in April 2004, substantially all of the assets of PGI in June 2004, and Windermere in February 2005. We intend to continue to pursue selective acquisition opportunities in the future, but we may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all. We may encounter other risks in our acquisition strategy, including:

•	diversion of management’s attention from our existing business;

•	increased competition for acquisitions which may increase the price of our acquisitions; and

•	our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulation and health, safety, employment and environmental laws, or their failure to fulfill their contractual obligations to the Federal Government or other clients.

ESSEX CORPORATION

In connection with our future acquisitions, we may incur significant acquisition expenses as well as amortization expenses related to intangible assets. We also may incur significant write-offs of goodwill associated with companies, businesses or technologies that we acquire. Our operating results could be adversely affected by these expenses and write-offs.

We may have difficulty integrating the operations of any companies we acquire, which may adversely affect our results of operations.

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen events or operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties could include:

•	the integration of personnel with disparate business backgrounds;

•	the transition to new information systems;

•	the coordination of geographically dispersed organizations;

•	the loss of key employees of acquired companies;

•	the reconciliation of different corporate cultures; and

•	the synchronization of disclosure and financial reporting controls of acquired companies with our controls and, where applicable, improvement of the acquired company’s controls.

For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.

We have significant contingent earn-out obligations related to our Windermere acquisition that may adversely affect our liquidity and financial condition.

The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement.

To the extent that any contingent earn-out payments under the Windermere acquisition agreement require cash beyond any positive cash flows and our existing cash balance at the time payment is required, we may need to obtain financing to cover these contingent obligations. We

ESSEX CORPORATION

may also use the proceeds from sales of securities or advances under the Credit Facility. There can be no assurance that we will be able to obtain financing on terms favorable to us, if at all, or that we can be successful in raising the requisite amounts. If we are unable to make any required earn-out payment on the applicable date, we may default in our obligations under the Windermere acquisition agreement, which could result in proceedings against us and could adversely affect our liquidity and financial condition.

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

ESSEX CORPORATION

We do not have a long history of profitability and we may not sustain our profitability.

We had net income of approximately $3.3 million for the six month period ended June 30, 2005, $2.3 million for fiscal 2004 and $140,000 for fiscal 2003. However, we incurred a net loss for each of our fiscal years 2002, 2001, and 2000, and as of December 31, 2004, we had an accumulated deficit of approximately $12.0 million. If revenues do not meet our expectations, or if our expenses exceed our expectations, we may incur substantial operating losses in the future, in which case the price of our common stock may decline.

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

ESSEX CORPORATION

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

In addition, we conduct research and development under projects with the U.S. Government. In general, our rights to technologies we develop under those projects are subject to the U.S. Government’s non-exclusive, non-royalty bearing, world-wide license to use those technologies. In the case of awards under the U.S. Government’s Small Business Innovation Research program, the U.S. Government has limited rights to the delivered data for five years after project completion, and unlimited rights after five years. We retain title to the SBIR technology, but our rights to exclusively license and protect our technology may be affected by the U.S. Government’s rights to SBIR technical data.

Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

There is a risk that some of our patent applications will not be granted.

Although we have received our first hyperfine WDM and VLI patents, we have filed several other applications for U.S. and International patents relating to our hyperfine WDM, VLI and OPERA™ technologies, and there is a risk that some or all of the pending applications will not be granted. Although we believe our patent applications are valid, the failure of our pending applications to be granted would affect the competitive advantage we hope to gain by obtaining patent protection and could have a material adverse effect upon our business and operating results.

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

ESSEX CORPORATION

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

Our ability to expand into the commercial optical networking market may be adversely affected by unfavorable and uncertain conditions in the commercial communications industry and the economy in general.

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

ESSEX CORPORATION

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

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies the choice of either using a fair value method of accounting for

ESSEX CORPORATION

options which would result in expense recognition for all options, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and the disclosure provisions of SFAS 123 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued Statement 123R, “Share-Based Payment,” which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Statement 123R is effective as to Essex for the first interim or annual reporting period of our 2006 fiscal year. We are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations, and it is possible that our adoption of this standard may adversely affect our operating results in future periods.

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

A significant portion of our revenue historically has resulted from our participation in these small business set-aside programs, and our award from the National Security Agency, which accounted for 70% of our revenues for the 2004 fiscal year, is under the NSA Set-aside for Small Business, or NSETS, Program.

We believe that, due to the increases in the levels of our revenues and number of employees, we have lost our ability to participate in most of these programs, including receiving new awards under the programs. We also anticipate that some follow-on or related procurements for programs that were originally awarded to us as small business set-asides will not be issued under the small business limited competition rules of the SBA.

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

ESSEX CORPORATION

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

Manmade problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the U.S. and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

The preceding paragraphs discussing the Company’s financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of product sales, the magnitude of fixed costs, sales growth and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict. Some of the risks are set forth above.

ESSEX CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no variable rate debt outstanding as of June 30, 2005.

Our exposure to market risk relates to changes in interest rates on short-term investment of the remaining proceeds of our stock offerings. Presently, such investments earn approximately 2.5%. Based upon our investments during the first six months of 2005, a hypothetical 1% increase or decrease in interest rates would have increased or decreased income by $10,000 for every $1.0 million invested and would have increased or decreased our annual cash flow and interest income by a comparable amount.

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

As disclosed in the Form 10-Q for the three month period ended March 31, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its newly acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and personnel changes in the three and six month periods ended March 31, 2005 and June 30, 2005. Furthermore, Essex is evaluating training programs for its financial personnel and plans to implement a new general ledger and budgetary system corporate-wide by early 2006. In addition, Essex undertook additional review procedures to assure that the financial statements in this Form 10-Q for the three and six month periods ended June 30, 2005 are in accordance with U.S. GAAP.

In connection with the preparation of this form 10-Q, an evaluation was performed under the supervision and with the participation of Essex’s management (including the Chief Executive Officer and Chief Financial Officer) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e under the Exchange Act). In light of the recentness of the consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal controls of the Windermere subsidiary and in reliance upon SEC staff interpretive guidance, Essex’s management has excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation. Subject to the foregoing, based on their most recent evaluation, Essex’s Chief Executive Officer and Chief Financial Officer believe Essex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective as of the end of the period covered by this Form 10-Q.

ESSEX CORPORATION

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors recommended, after reviewing the compensation for Essex executives and those of comparable companies and after consultation with an independent compensation consulting firm, an increase in the annual base salary of Leonard Moodispaw, the Chief Executive Officer, from $250,000 to $350,000. Mr. Moodispaw has an oral arrangement for his employment as an “at will” employee at the above-mentioned base salary and is entitled as a part of that arrangement to participate in our benefit plans, programs and arrangements, to the same extent as generally available to executives of Essex.

The Board of Directors approved the revised compensation discussed above on August 10, 2005.

ESSEX CORPORATION

ITEM 6. EXHIBITS

Exhibit 10.1 -	Amended and Restated Revolving Line of Credit Loan and Security Agreement dated June 30, 2005

Exhibit 31.1 -	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 -	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 -	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2 -	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX CORPORATION
(Registrant)
Date: August 15, 2005
/s/ Lisa G. Jacobson
Lisa G. Jacobson
Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)