Form 10-Q
period 2005-09-30
ESSEX CORP
filed 2005-11-14
CIK 355199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Common Stock, no par value per share	21,392,145

ESSEX CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$25,316	$105,094
Accounts receivable, net	35,006	10,198
Note receivable – current portion	848	594
Prepayments and other	2,067	506

Total Current Assets	63,237	116,392

Property and Equipment
Computers and special equipment	9,770	2,667
Furniture, equipment and other	5,404	1,174

	15,174	3,841
Accumulated depreciation and amortization	(3,131)	(1,544)

Net Property and Equipment	12,043	2,297

Other Assets
Goodwill	72,524	11,842
Patents, net	323	313
Other intangibles, net	6,241	2,294
Note receivable – non-current	1,533	2,045
Other	1,336	383

Total Other Assets	81,957	16,877

TOTAL ASSETS	$157,237	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,637	$3,643
Accrued wages and vacation	4,745	1,845
Accrued retirement plans contribution payable	682	236
Advance payments	1,457	482
Other accrued expenses	8,122	1,773
Current portion of long-term debt	27	12

Total Current Liabilities	21,670	7,991
Long-term debt	57	29

Total Liabilities	21,727	8,020

Shareholders’ Equity
Common stock, no par value; 50 million shares authorized; 21,390 and 20,917 shares issued and outstanding, respectively	139,965	137,531
Additional paid-in capital	2,000	2,000
Accumulated deficit	(6,455)	(11,985)

Total Shareholders’ Equity	135,510	127,546

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,237	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Nine Month Period Ended Sept. 30, 2005	Nine Month Period Ended Sept. 26, 2004	Three Month Period Ended Sept. 30, 2005	Three Month Period Ended Sept. 26, 2004
Revenues:
Services and products	$95,938	$38,502	$37,714	$15,694
Purchased materials	13,881	13,000	4,982	964

Total	109,819	51,502	42,696	16,658

Costs of goods sold and services provided:
Services and products	(66,937)	(28,889)	(26,510)	(11,686)
Purchased materials	(12,842)	(12,774)	(4,678)	(936)

Total	(79,779)	(41,663)	(31,188)	(12,622)

Gross Margin	30,040	9,839	11,508	4,036
Selling, general and administrative expenses	(20,728)	(7,622)	(7,680)	(3,095)
Research and development	(1,944)	(671)	(698)	(224)
Amortization of other intangible assets	(2,832)	(348)	(1,069)	(186)

Operating Income	4,536	1,198	2,061	531
Interest income, net	1,096	183	215	58

Income Before Income Taxes	5,632	1,381	2,276	589
Provision for income taxes	(101)	—	(61)	—

Net Income	$5,531	$1,381	$2,215	$589

Basic Earnings Per Common Share	$0.26	$0.09	$0.10	$0.04

Diluted Earnings Per Common Share	$0.24	$0.08	$0.10	$0.04

Weighted Average Number of Shares
Basic	21,145	15,208	21,301	15,213
Effect of dilution – Stock options	1,734	1,297	1,666	1,370

Diluted	22,879	16,505	22,967	16,583

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Month Period Ended Sept. 30, 2005	Nine Month Period Ended Sept. 26, 2004
Cash Flows From Operating Activities:
Net Income	$5,531	$1,381
Adjustments to reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and patent amortization	1,599	307
Amortization of other intangible assets	2,832	348
Contract reserves/account allowance	45	180
Change in Assets and Liabilities:
Accounts receivable	(9,357)	(4,502)
Prepayments and other assets	(1,673)	(403)
Advance payments	628	152
Accounts payable	21	3,948
Accrued wages, vacation and retirement	1,102	320
Other accrued expenses	4,573	167

Net Cash Provided By Operating Activities	5,301	1,898

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(71,871)	(14,120)
Purchases of property and equipment	(7,624)	(1,039)

Net Cash Used In Investing Activities	(79,495)	(15,159)

Cash Flows From Financing Activities:
Sales of common stock	(82)	1,192
Note receivable	65	(1,315)
Note payable	—	(100)
Exercise of stock options	2,434	389
Debt repayments, net	(8,001)	(10)

Net Cash (Used In) Provided By Financing Activities	(5,584)	156

Cash and Cash Equivalents:
Net decrease	(79,778)	(13,105)
Balance – beginning of period	105,094	31,835

Balance – end of period	$25,316	$18,730

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

NOTE 1: General

Fiscal Year and Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computer Science Innovations, Inc. (“CSI”) which was acquired on April 30, 2004 and The Windermere Group, LLC and its subsidiaries (collectively, “Windermere”) which was acquired on February 28, 2005. In addition, these statements reflect the accounts and activities of Sensys Development Laboratories, Inc. (“SDL”) which was acquired March 1, 2003 and merged into the Company and the acquisition of substantially all of the assets of Performance Group, Inc. (“PGI”) which was acquired on June 25, 2004. All material intercompany transactions have been eliminated in consolidation. These financial statements may include reclassifications for comparability.

Historically, Essex closed its fiscal year and its quarters on the last Sunday of each period. On December 22, 2004, the Board of Directors approved changing Essex’s financial reporting to calendar year end and end-of-the month quarterly reporting. This change is not significant for comparative purposes and is effective for fiscal year end December 31, 2004 and all subsequent periods.

The information furnished in the accompanying Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments consisting of normal recurring accruals that, in the opinion of management, are considered necessary for a fair presentation of such information. The operating results for the three and nine month periods ended September 30, 2005 may not be indicative of the results of operations for the year ending December 31, 2005, or any future period. This financial information should be read in conjunction with the Company's 2004 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2004. Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. For a discussion of our Critical Accounting Policies, refer to “Management Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

NOTE 2: Basic and Diluted Earnings Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares if applicable. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. As of September 30, 2005 and September 26, 2004, the effect of the incremental shares from options, warrants and contingent shares (if applicable) of 7,266 and 204,500 respectively, have been excluded from diluted weighted average shares as the effect would have been anti-dilutive.

NOTE 3: Common Stock

On July 11, 2005 the Company’s equity shelf registration statement on Form S-3 became effective. This registration allows the Company to issue up to $100 million in common stock from time to time on a delayed or continuous basis. The shares of common stock, which may be offered in one or more offerings, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific amounts, process and terms of the offered shares. There can be no assurance that the Company will, or based on market factors or business activities that the Company will be able to, issue shares under the shelf registration statement.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

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

	(In thousands, except per share amounts)
	Nine Month Period Ended		Three Month Period Ended
	Sept. 30, 2005	Sept. 26, 2004	Sept. 30, 2005	Sept. 26, 2004
Net income, as reported	$5,531	$1,381	$2,215	$589
Less: Total stock-based employee compensation expense determined under fair value based method	(5,350)	(1,906)	(1,315)	(926)

Pro forma (loss) income	$181	$(525)	$900	$(337)

Earnings (loss) per share:
Basic-as reported	$0.26	$0.09	$0.10	$0.04
Basic-pro forma	$0.01	$(0.03)	$0.04	$(0.02)
Diluted-as reported	$0.24	$0.08	$0.10	$0.04
Diluted-pro forma	$0.01	$(0.03)	$0.04	$(0.02)

NOTE 5: Other Accrued Expenses

Other accrued expenses consists of the following:

	(In thousands)
	At September 30, 2005	At December 31, 2004
Subcontractors accruals	$5,843	$851
Costs awaiting payment processing	2,011	777
Payroll tax withholding	268	145

Total accrued expenses	$8,122	$1,773

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

Subcontractors accruals represent amounts due to subcontractors for direct labor under contracts that are awaiting billing from subcontractors. Costs awaiting payment processing include such items as legal expenses and equipment and supply vendor costs awaiting invoicing from the vendor.

NOTE 6: Amortization of Other Intangible Assets

The following value was assigned to intangible assets for the acquisitions noted below:

		(In thousands)
	Assets of Entity Acquired or Acquired Entity	Value Assigned to Intangible Assets
Date of Acquisition		At September 30, 2005	At December 31, 2004
February 28, 2005	Windermere	$6,779	$—
June 25, 2004	PGI	1,498	1,498
April 30, 2004	CSI	1,279	1,279
March 1, 2003	SDL	431	431

Total Intangible Assets Acquired		9,987	3,208
Less: Amortization		3,746	914

Other Intangibles, net		$6,241	$2,294

Intangible assets relate primarily to customer relationships. In addition, intangibles include non-compete agreements and intellectual property. Intangibles are amortized over their estimated life, not exceeding five years. Amortization of $1.1 million and $2.8 million was recognized in the three and nine month periods ended September 30, 2005, respectively, as compared to $186,000 and $348,000 in the comparable periods in 2004.

NOTE 7: Income Taxes

The Company is in a net operating loss carryforward position for tax purposes. The Company had a deferred income tax asset valuation allowance totaling $5.4 million for net operating loss carryforwards and all of its other net deferred tax assets at December 31, 2004. Such tax assets are available to be recognized and may benefit future periods once the determination has been made that their future realization is more likely than not. In making this determination, the Company considers all available evidence related to the net deferred tax assets at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change the most recent assessment. Management’s assessment is based upon a variety of factors which could generate future taxable income, such as historical and projected operating performance.

We recorded a provision for state income taxes of $101,000 in the nine month period ended September 30, 2005. The provision for income taxes for the nine month period ended September 30, 2005 is for state and local income taxes where net operating loss carryforwards are not available to offset current taxable income. The expected federal income tax expense has been fully offset by the utilization of net operating loss carryforwards resulting in the reduction of the previously recorded valuation allowance.

NOTE 8: Acquisitions

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of Windermere, which was headquartered in Annapolis, Maryland, for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. The Company is not yet able to determine the extent to which earn-out amounts may become payable under this agreement. To the extent significant earn-out amounts become payable, we expect to pay such amounts from cash balances then existing, and if such cash balances are not sufficient to fund the payments, we will likely fund the payments through borrowings under our credit facility or sales of common stock under our shelf registration statement, or both. The sellers used $25.3 million of the proceeds from the initial purchase payment to repay the principal and accrued interest due Essex under a promissory note and loan agreement dated January 7, 2005.

Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Cash	$169
Current assets, net of cash acquired	16,115
Equipment and other	3,900
Goodwill	60,682
Intangible assets	6,779

Total assets acquired	87,645

Current liabilities	(15,594)
Long-term debt	(11)

Total liabilities assumed	(15,605)

Net assets acquired	$72,040

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

	(In thousands, except per share amounts)
	Nine Month Period Ended September 30, 2005		Nine Month Period Ended September 26, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$109,819	$121,584	$51,502	$98,223

Net Income	$5,531	$5,912	$1,381	$2,290

Earnings Per Share:
Basic	$0.26	$0.28	$0.09	$0.15

Fully diluted	$0.24	$0.26	$0.08	$0.14

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

NOTE 9: Statements of Cash Flows—Supplemental Disclosures

There were $55,000 of capital leases entered into in the first nine months of 2005. There was a $50,000 capital lease entered into in the comparable period in 2004.

NOTE 10: Major Customers

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the nine month periods ended September 30, 2005 and September 26, 2004, revenues derived from U.S. Government programs were $105.2 million, or 95.8% of the Company’s total revenues and $50.2 million, or 97.5% of the Company’s total revenues, respectively. For the nine month period ended September 30, 2005, revenue from the top three customer programs (consisting of our Thunder, Woodstock and Jackhammer contracts), all performed for the same U.S. Government customer, were $54.7 million or 49.8% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 30.8% of revenues. For the nine month period ended September 26, 2004, approximately $34.2 million, or 66.5% of revenues, were derived from our Thunder contract.

NOTE 11: Line of Credit

On June 30, 2005, the Company and its subsidiaries entered into an Amended and Restated Revolving Line of Credit Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Bank”). The Credit Facility replaced a previous credit facility with the Bank to which Windermere and its subsidiaries were parties. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the Bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. The amount of advances permitted at any time may depend in part upon the Company’s funded debt to earnings ratio and on the amount of accounts receivable. Proceeds of the Credit Facility may be used for working capital, permitted acquisitions of other entities or assets, and other general corporate purposes not inconsistent with the terms of the Credit Facility. Amounts borrowed under the Credit Facility may be borrowed, prepaid and reborrowed from time to time. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of September 30, 2005. There were no borrowings under this Credit Facility outstanding as of September 30, 2005.

ESSEX CORPORATION

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects", "anticipates", "plans", "believes", "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements that include, but are not limited to, projections of revenues, earnings, segment performance, cash flows and contract awards. For instance, but without limitation, statements regarding the Company’s cash requirements, the Company’s projected positive operating cash flows, the amount of the Company’s backlog, the Company’s expected utilization of total backlog, the effects of the adoption of SFAS No. 123R and the Company’s expectation that its customer under the Woodstock contract will continue to exercise options are also forward looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is indicated in forward-looking statements due to a variety of factors, including the factors set forth below under the heading “Risk Factors”. In this Form 10-Q, “we”, “us” and “our” refers to Essex Corporation, including its consolidated subsidiaries.

OVERVIEW

Essex provides advanced intelligence technology solutions primarily for U.S. Government intelligence and defense customers. Our solutions include advanced signal, image, information, and cyber-security solutions. We create our solutions by integrating our services and expertise with hardware, software, and patented technology to meet our customers’ requirements. We have expanded the breadth and depth of our capabilities, customer set, and technologies through the integration of several strategic acquisitions. Our ability to directly integrate essential technologies into innovative solutions is an important differentiator for Essex with its customers.

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

Most of our revenues are derived from awards with the U.S. Government, where we are either the prime contractor or a subcontractor depending on the award. For the nine month periods ended September 30, 2005 and September 26, 2004, revenues derived from the U.S. Government programs were $105.2 million, or 95.8% of our total revenues, and $50.2 million, or 97.5% of our total revenues, respectively.

Our awards with the U.S. Government generally extend over multiple years. Most of our contracts are classified. Therefore, we are often asked not to discuss the name of the contract or the program or specific client. For

ESSEX CORPORATION

ease of reference in this Form 10-Q, we refer to specific contracts by our internal project names. Our Thunder contract represented over 64% of our revenue for the year ended 2004 and currently represents 30.8% of our revenue for the nine month period ended September 30, 2005 and revenue generated under our Woodstock contract since the date of the Windermere acquisition represents 14.9% of our revenue for the nine month period ended September 30, 2005.

On certain projects, our customers require us to purchase and provide the materials (which may include hardware, software and firmware) portion of the total system solution, which entails our purchasing materials from third party vendors and reselling it to our customers. We show the revenue and costs from purchased materials separately since this revenue generally carries significantly lower margins than our products and services revenue. The purchased materials revenue can be highly variable from quarter to quarter.

Our most significant expenses are cost of goods sold and services provided, which consist primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete projects, including the cost of materials and amounts paid or accrued to subcontractors. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and utilize our personnel versus subcontracting the work, can have a significant impact on our cost of goods sold and services provided. Utilizing our own employees to complete projects results in higher gross margins as compared to our enlisting subcontracted employees for the same work. As a result, we seek to maximize our internal labor content on our awards. Selling, general and administrative expenses consist primarily of costs associated with our management, facilities, finance and administrative groups and business development expenses which include bid and proposal efforts. We have revenue from some awards on which our U.S. Government customers pay us to perform research and development on their behalf. We also spend funds on internal research and development, which are separately classified as such in the financial statements. We are in a net operating loss carryforward position for federal income tax purposes and in some states in which we operate.

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

On February 28, 2005, we acquired 100% of the ownership and membership interests of Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees,

ESSEX CORPORATION

depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. The Company is not yet able to determine the extent to which earn-out amounts may become payable under this agreement. To the extent significant earn-out amounts become payable, we expect to pay such amounts from cash balances then existing, and if such cash balances are not sufficient to fund the payments, we will likely fund the payments through borrowings under our credit facility or sales of common stock under our shelf registration statement, or both. Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004, or, on a pro forma basis, approximately 47% of the combined Windermere and Essex revenue for the calendar year ended 2004. As disclosed in the Forms 10-Q for the three month periods ended March 31, 2005 and June 30, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its recently acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and personnel changes in the three and nine month periods ended September 30, 2005. These included altering the organizational structure of Windermere, evaluating and planning training programs for financial management personnel, hiring new financial personnel, and changing reporting structures in a manner designed to provide more direct reporting from Windermere financial personnel to Essex financial personnel. We believe these have resulted in an overall improvement in the internal controls over financial reporting for Windermere. We also believe additional remediation is necessary. For instance, budgetary analysis and processes at Windermere require further strengthening and refinement to be better integrated with, and to be brought up to, overall industry standards to which Essex adheres. We expect additional improvements in Windermere’s internal controls over financial reporting will be made as the financial personnel training programs progress and a new general ledger and budgetary system is established company-wide. These measures are currently scheduled to be implemented during the first quarter of fiscal 2006. In addition, Essex undertook additional review procedures to assure that the financial statements for the three and nine month periods ended September 30, 2005 are in accordance with U.S. GAAP.

During the second quarter of 2005, we created the Commercial Products Group, to focus on productizing the technology and products that the Company has been developing and patenting in the areas of optical processors, optical communications, radar and image processing, cognitive computing, and signals acquisition and analysis as well as developing new optical technologies.

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

Award or incentive fees may be received in lieu of, or in addition to, other fees on time and material or cost plus fee contracts. Where award or incentive fees are applicable, we record as revenue an estimate of the expected award or incentive fee proportionate to the work performed. Estimated fee is based on our experience under the contract or similar contracts and on on-going communication with the client regarding performance.

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fee agreements. The following table sets forth the percentage of revenues under each type of contract for the nine month periods ended September 30, 2005 and September 26, 2004:

	Percentage of Revenue by Contract Type
	Nine Month Period Ended (Unaudited)
	Sept. 30, 2005	Sept. 26, 2004
Time and material	54.9%	87.1%
Cost plus fixed fee	22.9	10.3
Cost plus incentive fee	15.5	—
Fixed price	6.7	2.6

Total	100.0%	100.0%

The change for the respective periods is principally attributable to the contract mix of the revenue associated with the Windermere acquisition.

Research and Development

Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of overhead costs. However, no general and administrative costs are included. Equipment which has future uses is capitalized and charged to expense over its estimated useful life.

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

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. We are currently evaluating the effect that the adoption of SFAS No. 123R will have on our financial position and results of operations, and it is likely that our adoption of this Standard will adversely affect our operating results in future periods. At September 30, 2005, the total valuation of options issued and vesting after January 1, 2006 is expected to be approximately $429,000, before the consideration of income taxes, if any.

Income Taxes

The Company is in a net operating loss carryforward position for tax purposes. The Company had a deferred income tax asset valuation allowance totaling $5.4 million for net operating loss carryforwards and all of its other net deferred tax assets at December 31, 2004. Such tax assets are available to be recognized and may benefit future periods once the determination has been made that their future realization is more likely than not. In making this determination, the Company considers all available evidence related to the net deferred tax assets at least annually at the end of each fiscal year and at such time as events have occurred or are anticipated to occur that may change the most recent assessment. Management’s assessment is based upon a variety of factors which could generate future taxable income, such as historical and projected operating performance.

We recorded a provision for state income taxes of $101,000 in the nine month period ended September 30, 2005. The provision for income taxes for the nine month period ended September 30, 2005 is for state and local income taxes where net operating loss carryforwards are not available to offset current taxable income. The expected federal income tax expense has been fully offset by the utilization of net operating loss carryforwards resulting in the reduction of the previously recorded valuation allowance.

ESSEX CORPORATION

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, items in the consolidated statement of our operations expressed as a percentage of total revenue.

	Nine Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	Sept. 30, 2005	Sept. 26, 2004	Sept. 30, 2005	Sept. 26, 2004
Revenues:
Services and products	87.4%	74.8%	88.3%	94.2%
Purchased materials	12.6	25.2	11.7	5.8

Total	100.0	100.0	100.0	100.0
Costs of goods sold and services provided	(72.6)	(80.9)	(73.1)	(75.8)

Gross Margin	27.4	19.1	26.9	24.2
Selling, general and administrative expenses	(18.9)	(14.8)	(18.0)	(18.6)
Research and development	(1.8)	(1.3)	(1.6)	(1.3)
Amortization of other intangible assets	(2.6)	(0.7)	(2.5)	(1.1)

Operating income	4.1	2.3	4.8	3.2
Interest income , net	1.0	0.4	0.5	0.3

Income before income taxes	5.1	2.7	5.3	3.5
Provision for income taxes	(0.1)	—	(0.1)	—

Net income	5.0%	2.7%	5.2%	3.5%

The following table sets forth, for each component of our revenues, the related gross margin provided expressed as a percentage of the related revenues for the periods indicated.

	Nine Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	Sept. 30, 2005	Sept. 26, 2004	Sept. 30, 2005	Sept. 26, 2004
Gross Margin by Revenue Type
Services and products	30.2%	25.0%	29.7%	25.5%
Purchased materials	7.5	1.7	6.1	2.9

Revenues. Our revenues increased $58.3 million, or 113.2%, to $109.8 million for the nine month period ended September 30, 2005 from $51.5 million for the comparable period in 2004. Revenues for the three month periods ended September 30, 2005 and September 26, 2004 were $42.7 million and $16.7 million, respectively, an increase of over 150%. The 2005 results include seven months of revenues from Windermere, which was acquired on February 28, 2005 and a full nine months of revenues from CSI, which was acquired on April 30, 2004, and the PGI business, which was acquired on June 25, 2004. Results for 2004 reflected only five months of revenue from CSI and three months of revenue from the PGI business. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year preceding acquisition, while PGI had revenue of approximately $4.5 million for calendar year ended 2003, the last full year prior to acquisition. CSI had revenue of approximately $7.6 million in its fiscal year ended March 31, 2004, the last full year prior to acquisition. The remaining growth for the three month period ended September 30, 2005 and the nine month period ended September 30, 2005 from the comparable periods in 2004 is principally attributable to added work on our Woodstock contract.

Gross Margin. The improvement in total gross margin results from improved gross margin on both our services and products revenue and on our purchased materials revenue. Services and products gross margin increased to

ESSEX CORPORATION

30.2% for the nine month period ended September 30, 2005 from 25.0% for the comparable period in 2004. For the three month period ended September 30, 2005, services and products gross margin increased to 29.7% from 25.5% for the comparable period of 2004. The increases in gross margin result from a change in the mix of the work performed, particularly under our Thunder contract, moving from lower margin subcontract labor to higher margin internal labor. In addition, margins on our acquired contracts are generally higher than the aggregate margin achieved in 2004. The improvement in gross margin on purchased materials to 7.5% from 1.7% resulted from higher margins for materials on acquired contracts and rate increases on existing contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) increased $13.1 million to $20.7 million for the nine month period ended September 30, 2005 from $7.6 million for the comparable period in 2004. For the three month period ended September 30, 2005, SG&A increased $4.6 million to $7.7 million from $3.1 million for the comparable period in 2004. The increased expense for the three and nine month periods ended September 30, 2005 from the comparable periods in 2004 was due in large part to supporting the increased revenue for those periods. As a percentage of services and products revenue, SG&A increased to 21.6% from 19.8% for the nine month periods ended September 30, 2005 and September 26, 2004, respectively and 20.4% for the three month period ended September 30, 2005 from 19.7% for the comparable period in 2004. That percentage increase resulted from increased facilities costs primarily attributable to our 50,000 square foot secured system integration facility, additional labor and depreciation costs arising from an increase in our infrastructure which supports our growth and costs associated with Sarbanes-Oxley compliance.

Research and Development Expenses. Research and development expenses increased $1.3 million to $1.9 million for the nine month period ended September 30, 2005 from $671,000 in the comparable period in 2004. For the three month period ended September 30, 2005, research and development expenses increased $474,000 to $698,000 compared to $224,000 in the comparable period in 2004. The increase primarily resulted from our Commercial Products Group research and development efforts related to optical communications technology. In the nine month period ended September 30, 2005, we also incurred research and development costs associated with our cognitive systems.

Amortization of Other Intangible Assets. For the nine month period ended September 30, 2005, amortization of other intangible assets increased by $2.5 million to $2.8 million compared to $348,000 in the comparable period in 2004. For the three month period ended September 30, 2005 and the three month period ended September 26, 2004, amortization was $1.1 million and $186,000, respectively. This increase primarily related to the Windermere acquisition, but also included amortization from the acquisitions of PGI and CSI.

Net Interest Income (Expense). Net interest income was $1.1 million for the nine month period ended September 30, 2005 compared to $183,000 in the comparable period in 2004. For the three month period ended September 30, 2005 and three month period ended September 26, 2004, net interest income was $215,000 and $58,000, respectively. The increase in net interest income primarily results from the temporary investment of the proceeds from our November 2004 offering of common stock, and also $285,000 from a $25 million loan to the Windermere owners prior to the acquisition of Windermere.

Net Income. We recorded net income of $5.5 million and $1.4 million in the nine month period ended September 30, 2005 and September 26, 2004, respectively. For the three month period ended September 30, 2005 and the three month period ended September 26, 2004, net income was $2.2 million and $589,000, respectively.

BACKLOG

Funded backlog generally consists of the sum of all award amounts for which funding has been approved and awards granted, less the value of work performed under such awards. Since the U.S. Government operates under annual appropriations, our customers typically fund awards on an incremental basis, generally for periods of one year or less. In many cases, our awards include unexercised options. Accordingly, a significant amount of our

ESSEX CORPORATION

backlog is “unfunded.” We include in unfunded backlog the total value of signed contracts, less funding to date. Unfunded backlog includes award options based upon expected performance levels for those options. Unfunded backlog does not include any estimate of future potential delivery orders that might be awarded under indefinite delivery indefinite quantity contracts beyond the current level of effort being performed under those contracts.

As of September 30, 2005, we had total backlog, funded and unfunded, of $476.1 million as compared with $73.0 million at September 26, 2004. Of these amounts, funded backlog was $74.8 million and unfunded backlog was $401.3 million at September 30, 2005 compared to $26.2 million and $46.8 million at the nine months ended September 26, 2004. Unfunded backlog at September 30, 2005 includes the remaining balance of $135.5 million on our Thunder contract. At September 26, 2004 unfunded backlog on this contract was $11.4 million. Unfunded backlog at September 30, 2005 also includes the remaining balance of $170.9 million on our Woodstock contract. In addition to priced options through September 2009, the Woodstock contract includes an annual option to double the value of each annual contract option. The customer exercised and funded that option in 2005 and based on the 2006 tasks proposed to date, we expect that the customer will continue to exercise that doubling option. As a result, we are increasing our unfunded backlog to include these options through the contract period. Both Windermere and Essex are subcontractors on a single contract, referred to as Jackhammer, to provide communication systems support to the intelligence community through 2011. The total contract value of both subcontracts is $46.0 million. The total unfunded backlog for both subcontracts at September 30, 2005 was $18.1 million. Unfunded backlog for the Essex subcontract was $23.5 million at September 26, 2004.

Our total backlog has increased significantly during the first nine months of 2005 from $230.8 million at December 31, 2004 to $476.1 million at September 30, 2005 primarily due to the contracts acquired in the Windermere acquisition. As compared to June 30, 2005, our backlog has increased $79.2 million from $396.9 million at June 30, 2005 to $476.1 million at September 30, 2005. The increase is primarily related to the expansion of our Woodstock contract of over $100 million as a result of the doubling option discussed in the preceding paragraph.

We expect approximately 89% of our total backlog to be utilized after December 31, 2005.

FINANCIAL CONDITION—LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures and acquisitions.

We evaluate our liquidity position using various factors. The following represents some of the more important factors:

	(In thousands)
	SELECTED FINANCIAL DATA AS OF
	September 30, 2005 (Unaudited)	December 31, 2004	September 26, 2004 (Unaudited)
Total Assets	$157,237	$135,566	$47,766

Working Capital	$41,567	$108,401	$22,119

Current Ratio	2.92:1	14.57:1	3.76:1

Capital Leases	84	41	46

Total Debt	$84	$41	$46

Shareholders’ Equity	$135,510	$127,546	$39,725

For the nine month period ended September 30, 2005, net cash provided by operating activities was $5.3 million. Cash provided by operating activities for the nine month period ended September 30, 2005 was from net income

ESSEX CORPORATION

and non-cash depreciation, amortization and other charges of approximately $9.9 million offset by an increase in accounts receivable, prepaid expenses and other assets, net of the change in accounts payable and other liabilities of $4.6 million. Accounts receivable increased during the nine month period ended September 30, 2005 primarily due to ramp-up on acquired contracts, subcontractor accruals, and award fees to be billed.

For the nine month period ended September 30, 2005, net cash used in investing activities was $79.5 million, of which $72.0 million, net of cash acquired in the acquisition, was for the acquisition of Windermere. We also expended $7.6 million for property, equipment and leasehold improvements to support our growing work force. Our working capital at September 30, 2005 decreased to $41.6 million from $108.4 million at fiscal year end 2004. The decrease was primarily a result of the acquisition of Windermere for cash.

For the nine month period ended September 30, 2005, net cash used in financing activities was $5.6 million which primarily represented the cash pay down of the acquired Windermere line of credit to reduce interest expense, offset by increased stock option exercises.

On July 11, 2005, the Securities and Exchange Commission declared effective our equity shelf registration statement on Form S-3 relating to one or more future offerings of up to an aggregate of $100 million of our common stock. We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. As of November 14, 2005, we have not issued any securities pursuant to the shelf registration statement.

On June 30, 2005, the Company and its subsidiaries entered into the Credit Facility with Bank of America, N.A. (the “Bank”). The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the Bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million, with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of November 14, 2005. There were no borrowings outstanding under this Credit Facility as of November 14, 2005.

The Company expects to satisfy its operating cash requirements for the remainder of 2005 from its projected positive operating cash flows and existing cash balance. To the extent that future acquisitions, capital requirements, or any potential earn-out payment under the Windermere purchase agreement requires cash beyond our expected positive cash flows and existing cash balance over the next twelve months, the Company may utilize its Credit Facility with the Bank or shelf registration, or both. There can be no assurance that the Company will, or based on market factors or business activities that the Company will be able to, issue shares under the shelf registration statement.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations, net of subleases, increased to $21.3 million from $13.4 million at December 31, 2004 due principally to Windermere operating leases acquired as part of the acquisition of Windermere on February 28, 2005, net of payments made during the nine month period ended September 30, 2005. The following table shows, for each period indicated, our contractual obligations, net of subleases. We have no contractual cash obligations due after 2013.

	(In thousands)
	(Unaudited)
	10/1/2005 to 12/31/2005	2006	2007	2008	2009 - 2013
Operating leases	$1,049	$4,519	$4,620	$3,806	$7,259
Capital leases, including interest	9	37	37	19	—

Total	$1,058	$4,556	$4,657	$3,825	$7,259

ESSEX CORPORATION

INFLATION

Because of the Company’s substantial activities in professional services and product development, the Company is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, the Company must structure its compensation programs competitively. The wage demand effect of inflation is felt almost immediately in the Company’s costs; however, the net effect during the periods presented is minimal. First, the inflation rate in the United States generally has little impact on the Company’s cost-reimbursable type contracts and other short-term contracts. Second, for longer-term, fixed-price and time and material type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in these contracts.

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

We depend on sales to the U.S. Government. For fiscal years 2004 and 2003, awards from the U.S. intelligence and defense communities and other departments and agencies of the Department of Defense accounted for approximately $68.5 million, or 97% of our revenues, and $15.9 million, or 98% of our revenues, respectively. For the nine month period ended September 30, 2005, these contracts accounted for $105.2 million, or 95.8% of our revenues.

For fiscal 2004 and 2003, our top three customer programs accounted for approximately $52.6 million, or 75% of our revenues, and $8.5 million, or 52% of our revenues, respectively. For the nine month period ended September 30, 2005, revenue from the top three customer programs (consisting of our Thunder, Woodstock and Jackhammer contracts), all performed for the same U.S. Government customer, were $54.7 million or 49.8% of the Company’s revenues. For fiscal years 2004 and 2003, our largest award, Thunder, accounted for approximately $45.2 million, or 64% of our revenues, and $1.5 million, or 9% of our revenues, respectively. For the nine month period ended September 30, 2005 due to significant increase in revenues from our other contracts, this contract accounted for approximately $33.9 million, or 30.8% of our revenues. The loss or significant reduction in government funding of a program for which we are the contractor or in which we participate could reduce our revenue and cash flows and have an adverse effect on our operating results.

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

ESSEX CORPORATION

Our backlog was $476.1 million as of September 30, 2005, of which $74.8 million was funded. Our backlog includes orders under awards that in some cases extend for several years, with the latest expiring in 2011. The U.S. Government’s ability to select multiple winners under multiple award schedule contracts, government-wide acquisition contracts and blanket purchase agreements, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that unfunded contract backlog will result in actual orders. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early.

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

Revenues under contracts with the U.S. Department of Defense and other intelligence and defense-related entities represented approximately 97% of our total revenues for fiscal year 2004 and 96% of Windermere’s total revenues for fiscal year 2004. For the nine month period ended September 30, 2005, these contracts accounted for $105.2 million, or 95.8% of our revenues. While spending authorization for intelligence and defense-related programs have increased significantly in recent years due to greater homeland security and foreign military

ESSEX CORPORATION

commitments and to a general outsourcing trend, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A general decline in United States intelligence and defense spending could reduce our revenue and cash flows and have an adverse effect on our operating results.

If we are unable to adequately address and remedy any material weaknesses which may present themselves in our internal control over financial reporting, our ability to timely and accurately report our financial results may be impeded, investors may lose confidence in our financial reports, and the market price for our common stock may be adversely affected.

As disclosed in the Forms 10-Q for the three month periods ended March 31, 2005 and June 30, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its recently acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and personnel changes in the three and nine month periods ended September 30, 2005. These included altering the organizational structure of Windermere, evaluating and planning training programs for financial management personnel, hiring new financial personnel, and changing reporting structures in a manner designed to provide more direct reporting from Windermere financial personnel to Essex financial personnel. We believe these have resulted in an overall improvement in the internal controls over financial reporting for Windermere. We also believe additional remediation is necessary. For instance, budgetary analysis and processes at Windermere require further strengthening and refinement to be better integrated with, and to be brought up to, overall industry standards to which Essex adheres. We expect additional improvements in Windermere’s internal controls over financial reporting will be made as the financial personnel training programs progress and a new general ledger and budgetary system is established company-wide. These measures are currently scheduled to be implemented during the first quarter of fiscal 2006. In addition, Essex undertook additional review procedures to assure that the financial statements for the three and nine month periods ended September 30, 2005 are in accordance with U.S. GAAP.

If we are unable to remediate material weaknesses effectively and efficiently, it could adversely affect our ability to provide investors with timely and accurate financial information and may have a negative impact on our reputation. Likewise, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors express an adverse opinion, or are unable to express an opinion at all, on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

If we are unable to effectively and efficiently implement measures to address weaknesses in Windermere’s internal control over financial reporting, our ability to provide the public with timely and accurate material information may be adversely affected, which could hurt our reputation and our stock price.

In light of the recent consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal control over financial reporting of the Windermere subsidiary, and in reliance upon SEC staff interpretive guidance, management excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation of our own disclosure controls for the three month and nine month periods ended September 30, 2005. As disclosed in the Forms 10-Q for the three month periods ended March 31, 2005 and June 30, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its recently acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and

ESSEX CORPORATION

personnel changes in the three and nine month periods ended September 30, 2005. These included altering the organizational structure of Windermere, evaluating and planning training programs for financial management personnel, hiring new financial personnel, and changing reporting structures in a manner designed to provide more direct reporting from Windermere financial personnel to Essex financial personnel. We believe these have resulted in an overall improvement in the internal controls over financial reporting for Windermere. We also believe additional remediation is necessary. For instance, budgetary analysis and processes at Windermere require further strengthening and refinement to be better integrated with, and to be brought up to, overall industry standards to which Essex adheres. We expect additional improvements in Windermere’s internal controls over financial reporting will be made as the financial personnel training programs progress and a new general ledger and budgetary system is established company-wide. These measures are currently scheduled to be implemented during the first quarter of fiscal 2006. In addition, Essex undertook additional review procedures to assure that the financial statements for the three and nine month periods ended September 30, 2005 are in accordance with U.S. GAAP.

Because our evaluation and remediation of weaknesses in internal control over financial reporting for our recently acquired Windermere subsidiary is ongoing, the effects, if any, that material weaknesses identified in Windermere’s internal controls may have on our disclosure controls and procedures are not certain at this time. We may find that certain material weaknesses identified in Windermere’s internal controls could have an adverse impact on the reliability of our disclosure controls. If we are unable to conclude that our disclosure controls are effective in any subsequent periodic report, it may harm our reputation and our stock price could be adversely affected. In addition, if we are unable to effectively and efficiently implement measures to remedy any adverse effects of the Windermere internal control weaknesses on our disclosure controls and procedures, it may impede our ability to timely and accurately provide material information to the public, investors may lose confidence in our reporting, and our stock price could be adversely affected.

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

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, even if the allegations were not true. Audits for costs incurred on work performed after fiscal 2001 for Essex and our subsidiary Windermere, after fiscal 2001 under contracts we obtained in the acquisition of Sensys Development Laboratories, Inc. (“SDL”), after fiscal 2004 for our subsidiary Computer Science Innovations, Inc. (“CSI”), and after fiscal 1994 under contracts we obtained in the acquisition of assets of Performance Group, Inc. (“PGI”) have not yet been completed.

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

ESSEX CORPORATION

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

ESSEX CORPORATION

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

The Company is not yet able to determine the extent to which earn-out amounts may become payable under this agreement.

To the extent that any contingent earn-out payments under the Windermere acquisition agreement require cash beyond any positive cash flows and our existing cash balance at the time payment is required, we may need to obtain financing to cover these contingent obligations. We may also use the proceeds from sales of securities or advances under the Credit Facility. There can be no assurance that we will be able to obtain financing on terms favorable to us, if at all, or that we can be successful in raising the requisite amounts. If we are unable to make any required earn-out payment on the applicable date, we may default in our obligations under the Windermere acquisition agreement, which could result in proceedings against us and could adversely affect our liquidity and financial condition.

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

ESSEX CORPORATION

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

We had net income of approximately $5.5 million for the nine month period ended September 30, 2005, $2.3 million for fiscal 2004 and $140,000 for fiscal 2003. However, we incurred a net loss for each of our fiscal years 2002, 2001, and 2000, and as of September 30, 2005, we had an accumulated deficit of approximately $6.5 million. If revenues do not meet our expectations, or if our expenses exceed our expectations, we may incur substantial operating losses in the future, in which case the price of our common stock may decline.

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

ESSEX CORPORATION

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

ESSEX CORPORATION

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

ESSEX CORPORATION

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

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), allows companies the choice of either using a fair value method of accounting for options which would result in expense recognition for all options, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. We have elected to apply APB 25 and the disclosure provisions of SFAS 123 and accordingly we generally do not recognize any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. We are currently evaluating the effect that the adoption of SFAS No. 123R will have on our financial position and results of operations, and it is likely that our adoption of this Standard will adversely affect our

ESSEX CORPORATION

operating results in future periods. At September 30, 2005, the total valuation of options issued and vesting after January 1, 2006 is expected to be approximately $429,000, before the consideration of income taxes, if any.

We have likely lost our ability to bid for and obtain new contracts under government programs aimed at small businesses.

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

ESSEX CORPORATION

shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

The preceding paragraphs discussing the Company's financial condition contain forward-looking statements. The factors affecting the ability of the Company to meet its funding requirements and manage its cash resources include, among other things, the amount and timing of product sales, the magnitude of fixed costs, sales growth and the ability to obtain working capital, all of which involve risks and uncertainties that are difficult to predict. Some of these risks are set forth above.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no variable rate debt outstanding as of September 30, 2005.

Our exposure to market risk relates to changes in interest rates on short-term investment of the remaining proceeds of our stock offerings. Presently, such investments earn approximately 2.5%. Based upon our investments during the first nine months of 2005, a hypothetical 1% increase or decrease in interest rates would have increased or decreased income by $10,000 for every $1.0 million invested and would have increased or decreased our annual cash flow and interest income by a comparable amount.

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

As disclosed in the Forms 10-Q for the three month periods ended March 31, 2005 and June 30, 2005, Essex identified certain material weaknesses in the internal control over financial reporting of its recently acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties and inadequate financial management systems. In light of those weaknesses, Essex made certain organizational and personnel changes in the three and nine month periods ended September 30, 2005. These included altering the organizational structure of Windermere, evaluating and planning training programs for financial management personnel, hiring new financial personnel, and changing reporting structures in a manner designed to provide more direct reporting from Windermere financial personnel to Essex financial personnel. We believe these have resulted in an overall improvement in the internal controls over financial reporting for Windermere. We also believe additional remediation is necessary. For instance, budgetary analysis and processes at Windermere require further strengthening and refinement to be better integrated with, and to be brought up to, overall industry standards to which Essex adheres. We expect additional improvements in Windermere’s internal controls over financial reporting will be made as the financial personnel training programs progress and a new general ledger and budgetary system is established company-wide. These measures are currently scheduled to be implemented during the first quarter of fiscal 2006. In addition, Essex undertook additional review procedures to assure that the financial statements for the three and nine month periods ended September 30, 2005 are in accordance with U.S. GAAP.

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of Essex’s management (including the Chief Executive Officer and Chief Financial

ESSEX CORPORATION

Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e under the Exchange Act). In light of the recentness of the consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal controls of the Windermere subsidiary, and in reliance upon SEC staff interpretive guidance, Essex’s management has excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation. Subject to the foregoing, based on their most recent evaluation, Essex’s Chief Executive Officer and Chief Financial Officer believe Essex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) are effective as of the end of the period covered by this Form 10-Q.

ESSEX CORPORATION

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX CORPORATION

(Registrant)

Date: November 14, 2005

/S/ LISA G. JACOBSON
Lisa G. Jacobson Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)