Form 10-K
period 2005-12-31
ESSEX CORP
filed 2006-03-16
CIK 355199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-10772

ESSEX CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	54-0846569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6708 Alexander Bell Drive, Columbia, Maryland 21046	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 939-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
None	None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, no par value per share

(Title of Each Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2005 was $399,872,913.

As of March 1, 2006 there were 21,507,321 shares of the registrant’s Common Stock, no par value per share outstanding.

Documents Incorporated by Reference

None

A list of the Exhibits and Financial Statement Schedules in this Report on Form 10-K begins on page 65.

FORM 10-K

Essex Corporation

PART I

INTRODUCTORY STATEMENT

The information contained in this report pertains to the registrant, Essex Corporation. References to the “Company”, “Essex” or “we”, “our” and “us” refer to Essex Corporation, including its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this annual report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the United States Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on management’s current expectations and are subject to risks, uncertainty and changes in circumstances, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. All statements contained herein that are not clearly historical in nature are forward looking. The forward-looking statements in this report include statements regarding the Company’s cash requirements, the Company’s projected positive operating cash flows, the amount of the Company’s backlog, the Company’s expected utilization of total backlog, the Company’s competitive environment, the Company’s expected product introductions and functionality, the Company’s expected opportunities and ability to expand sales and develop its technology, the Company’s expected continuation of revenues to be from U.S. Government contracts, the Company’s expectations regarding government spending, the Company’s expectations regarding future demand for our products and services, the Company’s expectation for improvement within the Commercial Communications Products Division (CCPD), the Company’s expected statutory effective income tax rate, reduced by any estimated research and development credit, the possible use of the Company’s credit facility or a future public offering of securities under its shelf registration statement, the effects of the adoption of SFAS No. 123R, the Company’s expectation that any of its customers will continue to exercise contract options and other statements that are predictions of or indicate future events, trends, plans or objectives are also forward looking statements.

Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed under the heading “RISK FACTORS,” beginning on page 14 of this report. Essex is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of new information, future events or otherwise.

Item 1.	BUSINESS

GENERAL OVERVIEW

Essex, which was incorporated in the Commonwealth of Virginia in 1969, provides advanced technology products and services solutions primarily for U.S. Government intelligence and defense customers. Our solutions include advanced signal processing, image processing, information processing, information assurance, and engineering innovations. We create our solutions by integrating our services and expertise with hardware, software, and our patented technology to meet our customers’ requirements. We have expanded the breadth and depth of our capabilities, customer set, and technologies through the integration of several strategic acquisitions. We believe that our ability to directly integrate essential technologies into innovative solutions is an important differentiator for us with our customers.

During the first quarter of 2005, we completed our acquisition of the Annapolis, Maryland based Windermere Group, LLC and its active subsidiaries, which we collectively refer to as Windermere. The Windermere acquisition adds breadth and depth to our existing technical capabilities and to our intelligence community customer set. In addition, Windermere adds information assurance and engineering innovations solutions to the range of intelligence technologies we offer.

Our awards with the U.S. Government generally extend over multiple years. Most of our contracts are classified. Therefore, we are often prohibited from disclosing or asked not to disclose the name of the contract or the program or specific client. For ease of reference in this Form 10-K, we refer to specific contracts by our internal project names. In this report, we refer to four of our most significant contracts under the following internal project names:

•	“Thunder” is our $227.4 million signal processing contract for the intelligence community. The Thunder contract was first awarded in October 2003 for $57.1 million over a three-month base period plus four option years, was expanded in December 2004 to $227.4 million and is expected to run through December 2007.

•	“Woodstock” is our $205.0 million contract that is focused on signals technology and services for the defense and intelligence communities. The Woodstock contract was awarded to Windermere in September 2004, pre-acquisition, and is expected to run through September 2009, including options.

•	“Jackhammer” is our $51.0 million contract where we are a subcontractor providing communications systems support to the intelligence community. Both Essex and Windermere are subcontractors on this contract. The Essex Jackhammer contract was awarded in December 2002 and is expected to run through September 2011, including options. The Windermere Jackhammer contract was awarded in January 2002 and is expected to run through September 2008, including options.

•	“Cougar” is our $46.0 million contract for the Department of Defense (DoD) providing field engineers, systems engineers and analysts in support of the DoD’s critical mission. The Cougar contract was awarded in December 2005 and is expected to run through September 2010, including options.

Within the intelligence and defense communities we have established and maintained long-standing and successful customer relationships. We are also developing next generation signal, image and information processing, information assurance and engineering innovations solutions under classified U.S. Government research and development contracts. We have been able to develop our current proprietary technology using a combination of government funding and our own internal funding and we believe this combination should allow us to continue to enhance and expand our technology and services for future market needs. Essex is also expanding its ability to create products from its technologies for both government and commercial applications.

While we have primarily marketed our services and products to the intelligence and defense markets, we believe we are also well positioned to apply our solutions to growth areas within the commercial market. Historically, our proprietary technology and products, although critical to our products and service solutions offerings, have not accounted for a significant portion of our revenues on a stand-alone basis.

Achieving information superiority, or the ability to collect, process and disseminate information while denying our adversaries capabilities to do the same, is a primary objective for the intelligence and defense communities. Our services and products are designed to facilitate the technology transformation necessary for our intelligence and defense customers to achieve information superiority. We provide advanced processing solutions using optical, optoelectronic, and software technology within the following five business areas:

Signal Processing, which includes integrated signal processing solutions, advanced optical signal processors, radar signal processors, and communications and networks.

Image Processing, which includes 3-D imaging and geographic information systems.

Information Processing, which includes cognitive processing and critical information infrastructure services.

Information Assurance, which includes information and network security solutions, as well as information warfare.

Engineering Innovations, which includes embedded systems and engineering design, development and deployment.

Our current customers include the National Security Agency, or NSA, the National Reconnaissance Office, or NRO, the National Geospatial-Intelligence Agency, or NGA, the Missile Defense Agency, or MDA, the Defense Advanced Research Project Agency, or DARPA, the U.S. Army, U.S. Navy, and U.S. Air Force and other defense organizations and intelligence agencies. Many of our advanced processing solutions are used in critical national defense programs requiring for us to hold Top Secret/Sensitive Compartmented Information clearances, or TS/SCI, which are security clearances at the highest levels.

We have enhanced our technology and solutions with selective acquisitions of complementary technologies and capabilities. We acquired Sensys Development Laboratories, Inc., or SDL, in March 2003; Computer Science Innovations, Inc., or CSI, in April 2004; substantially all of the assets of Performance Group, Inc., or PGI, in June 2004; and The Windermere Group, LLC and its active subsidiaries, which we collectively refer to as Windermere, in February 2005. SDL’s systems and software engineering capabilities, combined with our core capabilities, enabled us to win our multi-year (through December 31, 2007) Thunder contract. In September 2004, 18 months after closing the SDL acquisition, we opened a 50,000-square foot leased secure facility in Annapolis Junction, Maryland related to on-going work on this award. In February 2006, we signed a lease to expand this facility by approximately 26,000 square feet. We believe CSI, PGI and Windermere bring highly complementary capabilities and technology to our core signal, image, and information processing business areas.

For the fiscal year ended December 31, 2004, we generated revenues of $70.5 million and for the fiscal year ended December 31, 2005 we generated revenues of $159.8 million. Our total backlog has increased significantly over this past year from $230.8 million on December 31, 2004 to $499.2 million on December 31, 2005. The 2005 backlog figure includes $128.7 million from our Thunder contract, $180.0 million from our Woodstock contract and $46.0 million from our recently awarded Cougar contract in December 2005 for engineers, systems engineers, and analysts in support of the Department of Defense’s (DOD) critical mission over the next 5 years (1 year plus 4 option years).

Most of our revenues are derived from awards from the U.S. intelligence and defense communities and other departments and agencies of the DOD, which accounted for approximately $152.0 million or 95% of our total revenues, and $66.4 million, or 94%, of our total revenues for fiscal years 2005 and 2004, respectively. Our Thunder contract represented over 64% of our total revenues for the year ended 2004 and represents 33% of our total revenues for 2005. In addition, revenues generated under our Woodstock contract since February 28, 2005, the date of the Windermere acquisition, represents 15% of our total revenues for 2005. For fiscal year ended December 31, 2005, revenues from our largest customer were $109.9 million, or 69% of the Company’s revenues.

Industry Overview

We provide services and products to the U.S. Government intelligence and defense communities, and to the communications market. Currently, most of our revenues are from our contracts with intelligence and defense customers, many of which are classified. We believe we have significant opportunities to expand our sales for a number of reasons:

Intelligence and Defense Market

The U.S. Government is one of the largest purchasers of optoelectronic, signal processing and other information technology services and products. The global threat of terrorism, the demands of homeland security, the needs of the intelligence community and renewed focus on modernizing Department of Defense infrastructures have led to increased government spending. We believe that government spending will continue to increase due to a number of trends including:

•	Increased U.S. Department of Defense Budgets. Department of Defense spending for procurement and research and development is projected to continue increasing. The Department of Defense Budget

Request for fiscal 2006 projected the total defense budget to grow to $419.3 billion, a nearly five percent increase over fiscal 2005 funding levels. The Administration’s 2007 budget proposal reflects a further increase in the Department of Defense budget to $439.3 billion.

•	Need for Information Superiority. While the budget for the intelligence community is classified for national security reasons, several factors suggest increased demand for signal processing and refreshed information technology infrastructure throughout the intelligence community. “Joint Vision 2010”, published by the Joint Chiefs of Staff, notes that, “information superiority is the capability to collect, process, and disseminate an uninterrupted flow of information while exploiting or denying an adversary’s ability to do the same.” The Director of the National Security Agency has said that “our end state is an NSA that—in tomorrow’s technological environment—can create decisive U.S. strategic and tactical advantage by reliably providing otherwise denied information to U.S. decision makers, in a timely manner, in an actionable format while at the same time denying access to U.S. information and information systems by adversaries and competitors.” Achieving information superiority requires technological change, infrastructure modernization and continual upgrades to technology, through process and systems and software.

•	Emphasis on Photonics. Photonics is the use of light to process and transport information. In an address to Congress on March 10, 2005, Dr. Anthony Tether, the Director of DARPA, noted that photonics continues to be one of three core technologies for the U.S. military, “…enabling it to see farther, with greater clarity, and communicate information in a secure, reliable and timely manner.” Photonics can be applied to a number of intelligence and defense requirements, including signal processing used to analyze high speed communications, securely transporting information over fiber optic cable or in free space and analyzing radar signals and complex image data sets.

•	Missile Defense. The National Missile Defense Act of 1999 states that it is the policy of the United States to deploy as soon as is technologically possible an effective National Missile Defense system capable of defending the United States against limited ballistic missile attacks. Beginning in August 2002, the Department of Defense proposed an evolutionary path for the deployment of missile defenses. Since that time, the Missile Defense Agency (MDA) has been developing a layered defense to intercept ballistic missiles of all ranges in all phases of flight-boost, midcourse and terminal. The hit-to-kill technology, also known as the challenge of “hitting a bullet with a bullet,” requires several enabling technologies, including optoelectronic processors, sensors, radars and communication networks. In order to establish a national missile defense, the Missile Defense Agency was allocated a budget of $6.7 billion in fiscal year 2003, $7.2 billion in fiscal year 2004, and $9.2 billion in fiscal year 2005. The 2006 and 2007 Department of Defense budgets include $7.8 and $9.3 billion, respectively, for MDA. The 2007 budget continues investment in this program, which the Office of Management and Budget characterizes as “One of DOD’s most ambitious transformation programs”.

Communications Market

The market for next generation optoelectronic and signal processing services and products is driven by the expected strong continued demand for secure bandwidth and the economic pressure on service providers to increase revenues and to reduce the cost of their existing network infrastructure. Although current spending levels have dropped below the peak levels experienced in 2000, spending on next generation technologies that address these issues continues. Technologies that offer improved cost performance, improved security, scalability based on demand and improved distribution of high bandwidth levels to customers are expected to receive strong interest in the market.

Competitive Strengths

We possess the following competitive strengths that we believe position us well to take advantage of trends in our industry and to meet our customers’ demands.

•	Optoelectronic and Signal Processing Expertise. We have provided signal intelligence and information security services and products to the intelligence community for over 25 years. Given our expertise and track record with these customers, we believe we are well-positioned to take advantage of the heightened awareness and expected increase in spending for intelligence activities. Led by our Chief Scientist, Terry Turpin, we believe that we have a strong photonics team working to deliver leading edge products in communications and 3-D, image and radar processing.

•	Skilled Employees with High Level Security Clearances. The strict security clearance requirements for companies and their personnel who work on classified programs for the intelligence community and Department of Defense severely limit the number of suppliers that are allowed to work on such programs. In order for a company to work on these programs, it must have a sufficient number of employees who have completed the lengthy process to obtain a security clearance. As of February 28, 2006, 545 of our 761 employees had government security clearances, with a substantial majority of those holding Top Secret/Sensitive Compartmented Information clearances, or TS/SCI, which are security clearances at the highest levels.

•	Established Sole Source Contract Relationships. In some cases we do not have to compete for U.S. Government contracts. Sole source contracts are awarded when an agency’s need for the services is of such an unusual and compelling urgency that the United States would be seriously injured unless the agency is permitted to limit the number of sources from which it solicits bids or proposals. A contract can also be awarded to a contractor on a sole source basis when the services needed by the agency are available from only one responsible source or only from a limited number of responsible sources and no other type of services will satisfy the needs of the agency. We received a substantial amount of our intelligence and defense communities revenues for 2005 from such contracts. These relationships provide us with the ability to prepare proactively for follow-on program opportunities through upgrades, continuing work and new products. In addition, our history in receiving sole source contracts and expansions, as well as our performance under such contracts and expansions, strengthens our position as the competitive awarded portion of our business expands.

•	Experienced Management Team. Our executives have an average of more than 20 years of leadership experience in supporting the U.S. intelligence community and the Department of Defense. Our long-term relationships in these communities are the result of successful performance and commitment as directed by our senior executives.

•	Intellectual Property. Through innovative use of optical processing, we have produced a number of technologies including our hyperfine WDM, optical devices for noise reduction in cellular and wireless communications systems through our Optical Processing Enhanced Receiver Architecture, or OPERA™ technology, and 3-D image synthesis technologies. We believe we have a strong patent portfolio that includes 14 issued patents covering our core intellectual property. In 2003 we were awarded a patent for our hyperfine WDM technology and we have 18 additional patent applications pending related to these technologies. With our team of veteran innovators, we are focused on, and experienced in, creating and protecting our intellectual property.

•	Established Innovative Research and Development Team. We have participated for many years in the Small Business Innovation Research, or SBIR, program administered by various agencies within the Department of Defense and we have received a number of Phase I, Phase II and Phase III contracts to advance our core optoelectronic and signal processing technologies. The SBIR program allows us to leverage government investment in research and development to create intellectual property while retaining the ownership and the value of innovations developed under the program, subject to rights retained by the U.S. Government. We continue to use a combination of research and development investment from corporate and government customers, combined with our internal research and development funding to create value for our customers, employees and shareholders to advance our portfolio of products.

•	Expert Technical and National Programs Advisory Boards. Our advisory boards provide us with strategic guidance from time to time concerning the application of our optoelectronic and signal processing technology. Key members of our advisory boards include:

•	U.S. Army Lieutenant General Claudia Kennedy (retired). General Kennedy served for 32 years in the Army culminating in her appointment as Deputy Chief of Staff of Intelligence.

•	U.S. Air Force Lieutenant General Kenneth Minihan (retired). General Minihan served 33 years in the Air Force in various capacities, including Director of the National Security Agency/Central Security Service.

•	U.S. Navy Rear Admiral Don McDowell (retired). Admiral McDowell commanded the worldwide 10,000-person Naval Security Group.

•	Dr. Fred Leonberger. Dr. Leonberger is a recognized leader and strategic technologist in the optical communications industry, active in the field for over 25 years, and author of numerous patents.

•	Dr. Paul Green. Dr. Green is a co-inventor and co-developer of key communications technologies in use in optical and cellular communications.

•	Sam Greenholtz. Mr. Greenholtz is a former senior optical networking architecture engineer for Verizon where he was responsible for technical evaluation of optical networking products. Mr. Greenholtz is currently a senior communications consultant and founder of Telecom Pragmatics, LLC, an advisory company to communication and financial services businesses.

•	Joe Houston. Mr. Houston is the former President of the International Society of Optical Engineering and has 39 years of engineering expertise and technical management experience.

Strategy

Our objective is to continue to grow our business as a provider of signal, image, information processing, information assurance and engineering innovations services and products to U. S. Government customers and to leverage our intellectual property and capabilities in this field to both government and commercial customers. Key elements of our strategy include:

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

Services and Products

We support our customers’ goal of achieving information superiority through our combination of the skills and knowledge of a services company with the technology and innovation of a product oriented company. Based on the core competencies that we have developed both internally and through acquisitions, we provide advanced processing solutions using optical, optoelectronic and software technology within the following five business areas:

Signal Processing

Integrated signal processing solutions. We provide integrated signal processing software and systems engineering services to the intelligence community. We significantly expanded our integrated signal processing systems engineering capabilities by acquiring SDL, in March 2003. SDL’s skill and experience were highly complementary to our core competencies in image and signal processing technology. In October 2003, we were awarded our Thunder contract for $57.1 million over a three-month base period plus four option years for software and systems engineering and delivery of custom systems to national priority programs. In December 2004, we signed an expansion of this award to a new ceiling of $227.4 million through December 31, 2007. We believe that the knowledge and capability of the SDL team, combined with our core capabilities, enabled us to win this large award. We are the prime contractor and there are numerous team members and subcontractors who work on this program. In the second quarter of 2004, in support of this award, we leased over 50,000 square feet of space that currently houses a Sensitive Compartmented Information Facility, or SCIF, with both office and production space. In February 2006, we signed a lease to expand this facility by approximately 26,000 square feet. Our SCIF has been certified by our intelligence customer to allow us to perform highly classified work within our leased facility.

Advanced optical signal processors. Our customers use our advanced optical processors, or AOPs, for radar analysis, cellular phone signal analysis, wideband electronic intelligence analysis, and encryption system exploitation.

Radar signal processors. We design and develop AOPs, which are high performance radar signal processors that can be applied to radar signal analysis to provide advanced ballistic missile defense in a cost-effective, small, lightweight and low-power package. In missile defense, the missile target must be identified, along with other items that make it harder to identify the missile, so that the missile target can be isolated and destroyed.

In May 2002, we received a five-year indefinite delivery, indefinite quantity, or IDIQ, award for $25.0 million from the Naval Air Warfare Center to use our signal processing technology to enhance Department of Defense radar programs. Working for the Missile Defense Agency under this award, we have designed and fabricated a prototype AOP. In January, 2006, we announced the completion of laboratory testing of the AOP at a major Federal Government laboratory. Testing involved the verification of processor interfaces and operations as well as the advanced waveform quality produced by the AOP. Successful completion of these tests was the last critical step in preparing the AOP for field testing. Field tests are among the final steps to integrate the advanced capabilities of the AOP into the next generation radar systems and are anticipated to occur in the spring of 2006.

Communications and networks. Our patented hyperfine WDM technology is the core technology behind our solutions for the defense and intelligence communication markets and opportunities in the commercial markets. Originally developed for military applications and now being applied to commercial communications applications to create wavelength rich solutions, our hyperfine WDM technology is characterized by simple and small packaging, high channel density, low insertion loss, superior filter shape, low sensitivity to temperature changes, and by the fact that it is a passive optical technology and therefore does not require power to operate. To date, our sales of hyperfine WDM technology have been limited to prototype and early production units for military applications. In July 2003, we commenced a project with a key government agency to apply hyperfine WDM to achieve privacy in an all-optical network and an award to create a technology roadmap for optical components. Since that time, we have continued to develop the all optical privacy device and a commercial all optical encryption device. We believe these devices remain the only all optical scrambling technology available for scrambling high speed optical communications. Advantages of this technology include its ability to scramble multiple wavelengths simultaneously, the characteristic that it is agnostic to protocol and communications rate differences between channels, and the characteristic that channels can be routed optically without decryption. Prototype demonstrations have been completed at both 2.5 Gbps and 10 Gbps. In connection with DARPA, we also have been applying our communications technology to improve processor performance and security in next generation supercomputer performance.

Image Processing

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

Geographic information systems. Our Geospatial Solutions Group, which was created from our June 2004 acquisition of the assets of PGI, provides extensive software tools that are designed to allow users to integrate, compare and manipulate datasets and images within third party commercial GIS systems. Once this information is collected, there are many potential user applications in the areas of asset management, planning, security, emergency operations, and environmental assessment. We are researching combining our GIS solutions with our proprietary 3-D imaging technology, to address new defense, intelligence and commercial applications.

Information Processing

Cognitive processing. With our acquisition of CSI in April 2004, we obtained proprietary techniques, algorithms and tools that are used to build custom cognitive engines for a broad range of intelligence, defense and commercial customers and applications. Cognitive engines are software products that include predictive models and classifiers, and they have applications in the areas of fraud and anomaly detection, image and signal recognition, information fusion, knowledge management, network information assurance, semantic processing and waveform analysis. CSI has been developing cognitive engines for government and commercial customers since 1983.

Critical information technology infrastructure services. We provide information technology services that facilitate the modernization, project management, integration and engineering analysis of the intelligence community’s critical voice and video systems and associated infrastructure.

Information Assurance

Information and network security solutions. We provide information and network security that encompass security architectural designs, threat assessments, vulnerability analysis, enterprise security management and scanning and 7x24 operations support. In our product evaluation laboratory, we continuously evaluate new firewalls and intrusion detection technologies and then train our engineers on how to use these technologies in state-of-the-art security solutions.

Information warfare. We provide steganography generation and detection, as well as computer forensics.

Engineering Innovations

With our acquisition of Windermere in February 2005, we obtained significant engineering capabilities and contracts, including our Woodstock contract.

Engineering design, development, and deployment. We offer dedicated engineering design, development, fabrication, deployment and logistic support of special hardware to meet tactical mission specific requirements.

Embedded systems. We specialize in the delivery of innovative and quick reaction technology solutions to the intelligence community. We offer covert, miniaturized and embedded systems.

Customers

Our intelligence and defense customers typically exercise independent contracting authority. We serve our customers in either a prime contractor or subcontractor capacity.

Intelligence and Defense

Our intelligence customers include most of the federal agencies that comprise the intelligence community. The federal agencies that comprise the intelligence community are listed below.

Central Intelligence Agency	Defense Intelligence Agency
National Security Agency	Army Intelligence
Naval Intelligence	Air Force Intelligence
Marine Corps Intelligence	Department of State
Department of Energy	Department of Treasury
Federal Bureau of Investigation	National Reconnaissance Office
National Geospatial—Intelligence Agency

As we discussed, many of our intelligence customers require that they not be specifically identified.

Long-term relationships between intelligence customers and related contractors often develop because of the high level of security clearances required to work on projects and unique technical requirement of intelligence customers. For example, we have been working closely with the NSA for over 20 years during which we have completed numerous projects and have several currently ongoing.

We also provide services and products to other customers within the U.S. defense community including DARPA and the Missile Defense Agency. Our U.S. Government awards can be terminated by the U.S. Government either at its convenience or if we default. If the U.S. Government terminates any of our awards, we are entitled to payment of compensation only for work done and commitments made at the time of termination. If any of our U.S. Government awards are terminated for default, we would be obligated to pay the excess costs incurred by the U.S. Government in procuring undelivered items from another source.

The potential communications market for hyperfine WDM products includes a wide range of customers such as communications service providers, supercomputer vendors and optical networking vendors. In the communications market, we are positioning ourselves as a provider of hyperfine WDM optical components and subsystems to system vendors. We expect that this positioning will allow hyperfine WDM to be integrated into overall system architectures being sold to the communications service providers, and will leverage rather than attempt to compete with the established relationships between communications service providers and their system vendor of choice.

During the second quarter of 2005, we created the Commercial Communications Products Division (CCPD) to develop and sell fiber optic modules and subsystems for advanced communications applications to both commercial and government markets. CCPD designs, manufactures, integrates and tests communication products, which include the 80km and extended range XFP Transceivers, DuoBinary 300-pin MSA

Transponders, and Microwave Transceiver Assemblies (MTA). Production of the MTA began in December 2005 and, subject to the results of testing and certification, availability of production units for the XFP Transceivers and DuoBinary Transponders is planned for early in the third quarter of 2006. In 2005, less than 1% of our total revenues were derived from CCPD. While the initial CCPD operating costs and the research and development investment impacted our 2005 earnings, we expect an improvement in 2006 as the product orders are completed. CCPD operates within the Commercial Products Group organization of Essex, which has the charter to create innovative solutions to satisfy customer and market needs, to evaluate and select innovations for productization and to manage the productization, marketing and sales of Essex products to both commercial and government customers at commercial product rates.

Employees

As of February 28, 2006, we had 761 employees of which 545 had government security clearances, with 427 employees holding TS/SCI, which are security clearances at the highest levels. We believe we generally are successful in recruiting and retaining our employees by offering a competitive salary, benefits, growth prospects and the opportunity to perform mission critical services in a classified environment. We have no unionized employees and do not have any collective bargaining agreements. We believe that relations with our employees are satisfactory.

Intellectual Property

We hold 14 issued patents and 18 patents pending, covering the core intellectual property for our products. Our patent portfolio is divided into four technology groups: hyperfine WDM, OPERATM, ImSynTM and Virtual Lens Imaging.

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

The third ImSynTM U.S. Patent No. 5,736,958, “Image Synthesis Using Time Sequential Holography,” with 8 claims expires April 7, 2015. The fourth issued ImSynTM patent (U.S. Patent No. 5,751,243), “Image Synthesis Using Time Sequential Holography,” with 21 claims expires May 11, 2015.

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

Competition

We have sold our services and products primarily to the U.S. Government intelligence and defense communities. The level of security clearances required for this work limits the range of competitors against whom we compete for both services and products. In addition, the number of competitors is limited even further by the level of technical expertise required for both product and service deliveries to our government customers. We compete either as prime contractor or as a subcontractor, depending on the requirement and scope of the project.

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

Competition in the communications market for network communications equipment is intense and has historically been dominated by such large companies as Alcatel, Ciena, Cisco Systems, JDS Uniphase, Lucent Technologies, NEC and Nortel Networks. Competitors for high speed encryption technology include General Dynamics, L3 Communications, Viasat and SafeNet. Because of our proprietary optical encryption solution, these companies are also potential channel partners. Some of these companies, as well as emerging companies, are currently developing products that may compete in the areas that our technology is designed to address. We also may face competition from other large communications companies who may enter our markets. Many of these existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and business development resources than we do and may be able to undertake more extensive marketing efforts and adopt more aggressive pricing policies than we can. Furthermore, additional competitors with significant market presence and financial resources may enter our markets, which are rapidly evolving, further intensifying competition.

In the commercial market, we are still developing our optical products and technology. We expect that our commercial products will be sold as part of an integrated solution. We intend to sell our products through well established channels within the commercial industry in order to successfully introduce our technology and products into the market. Our product candidates are based on patented technology, available only through us, and we believe the product candidates are designed to have significant performance advantages over alternative products in the same market space, including simple and small packaging, high channel density, low insertion loss, superior filter shape, low sensitivity to temperature changes, and the fact that it is a passive optical technology and therefore does not require power to operate.

Backlog

Our awards with the U.S. Government generally extend over multiple years. Funded backlog generally consists of the sum of all awarded amounts of work for which funding has been approved and awards granted, less the value of work performed under such awards. Since the U.S. Government operates under annual appropriations, our customers typically fund awards on an incremental basis, generally for periods of one year or less. In many cases, our awards include unexercised options. Accordingly, a significant amount of our backlog is “unfunded.” We include in unfunded backlog the total value of signed contracts, less funding to date. Unfunded backlog includes awarded options based upon expected performance levels for those options. Unfunded backlog does not include any estimate of future potential delivery orders that might be awarded under indefinite delivery indefinite quantity contracts beyond the current level of effort being performed under those contracts.

As discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our backlog as of fiscal year end 2005, funded and unfunded, was $499.2 million as compared to $230.8 million as of fiscal year end 2004. Of these amounts, funded backlog was $90.5 million and unfunded backlog was $408.7 million at fiscal year end 2005 compared to $29.7 million and $201.1 million, respectively, at fiscal year end 2004.

There can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted, cancelled or terminated for convenience by the U.S. Government. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts, awards of new contracts or approvals of expenditures.

Available Information

Our Internet address is www.essexcorp.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investors section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	RISK FACTORS

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

We depend on sales to the U.S. Government. For fiscal years ended December 31, 2005 and December 31, 2004, revenues derived from the U.S. Government programs were $153.8 million, or 96%, and $68.3 million, or 97%, of our total revenues, respectively. Awards from the U.S. intelligence and defense communities and other departments and agencies of the Department of Defense accounted for $152.0 million, or 95% of our revenues, and $66.4 million, or 94% of our revenues for fiscal years 2005 and 2004, respectively.

For fiscal years 2005 and 2004, our top three customer programs accounted for approximately $83.1 million, or 52% of our revenues, and $52.6 million, or 75% of our revenues, respectively. For fiscal year 2005, revenues from the top three customer programs consisting of our Thunder, Woodstock and Jackhammer contracts, were all performed for the same U.S. Government customer. For fiscal years 2004 and 2003, our largest award, Thunder, accounted for approximately $45.2 million, or 64% of our revenues, and $1.5 million, or 9% of our revenues, respectively. For the year ended December 31, 2005 due to significant increase in revenues from our other contracts, this contract accounted for approximately $53.3 million, or 33% of our revenues. In addition, revenues generated under our Woodstock contract since February 28, 2005, the date of the Windermere acquisition, represents 15% of our total revenues for 2005. For fiscal year ended December 31, 2005, revenues from our largest customer were $109.9 million, or 69% of the Company’s revenues. The loss or significant reduction in government funding of a program for which we are the prime contractor or in which we participate could reduce our revenue and cash flows and have an adverse effect on our operating results.

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

Our backlog was $499.2 million as of December 31, 2005, of which $90.5 million was funded. Our backlog includes orders under awards that in some cases extend for several years, with the latest expiring in 2011. The U.S. Government’s ability to select multiple winners under multiple award schedule contracts, government-wide acquisition contracts and blanket purchase agreements, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that unfunded contract backlog will result in revenue. The actual receipt of revenues on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Moreover, under indefinite delivery, indefinite quantity contracts, the U.S. Government is not obligated to order more than a minimum quantity of goods or services.

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

In addition, supplying intelligence and defense-related services and equipment to U.S. Government agencies subjects us to the risks that the U.S. Government may unilaterally:

•	suspend us from receiving new awards pending resolution in the event we are notified of alleged violations of procurement laws or regulations;

•	terminate our existing awards;

•	reduce the value of our existing awards;

•	audit our award-related costs and fees, including allocated indirect costs; and

•	control and prohibit the export of our products.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions.

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

Revenues under contracts with the U.S. Department of Defense and other intelligence and defense-related entities represented approximately 95% of our total revenues for fiscal year 2005 and 94% for fiscal year 2004. While spending authorization for intelligence and defense-related programs have increased significantly in recent years due to greater homeland security and foreign military commitments and to a general outsourcing trend, these spending levels may not be sustainable, and future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. A general decline in United States intelligence and defense spending could reduce our revenues and cash flows and have an adverse effect on our operating results.

If we are unable to effectively and efficiently implement measures to address weaknesses in Windermere’s internal control over financial reporting, our ability to provide the public with timely and accurate material information may be adversely affected, which could hurt our reputation and our stock price.

In light of the recent consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal control over financial reporting of the Windermere subsidiary, and in reliance upon SEC staff interpretive guidance, management excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation of our own disclosure controls for the fiscal year ended December 31, 2005. As disclosed in our quarterly reports on Form 10-Q for the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we identified certain material weaknesses in the internal control over financial reporting of our recently acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties of financial personnel and inadequate financial management systems. In light of those weaknesses, in an effort to remediate and integrate Windermere’s internal controls, we made certain organizational and personnel changes in the period ended December 31, 2005. These included altering the organizational structure of

Windermere, evaluating and planning training programs for financial management personnel, hiring new financial personnel, and changing reporting structures in a manner designed to provide more direct reporting from Windermere financial personnel to Essex financial personnel. We believe these have resulted in an overall improvement in the internal controls over financial reporting for Windermere. We also believe additional remediation is necessary. For instance, budgetary analysis and processes at Windermere require further strengthening and refinement to be better integrated with, and to be brought up to, overall industry standards to which we adhere. In February 2006, we implemented a new general ledger and budgetary system company-wide. We expect additional improvements in Windermere’s internal controls over financial reporting will be made as the financial personnel training programs progress and financial policies and procedures are adopted company-wide. We expect that these measures will be implemented in the first and second quarters of fiscal 2006. In addition, we undertook additional review procedures to assure that the financial statements for the three and twelve month periods ended December 31, 2005 are in accordance with U.S. GAAP.

Because our evaluation and remediation of weaknesses in internal control over financial reporting for our recently acquired Windermere subsidiary is ongoing, and because we have excluded Windermere from management’s assessment of the effectiveness of our disclosure controls and procedures, the effects, if any, that material weaknesses identified in Windermere’s internal controls may have on our disclosure controls and procedures are not certain at this time. We may find that certain material weaknesses identified in Windermere’s internal controls could have an adverse impact on the reliability of our disclosure controls. If we are unable to conclude that our disclosure controls are effective in any subsequent periodic report, it may harm our reputation and our stock price could be adversely affected. In addition, if we are unable to effectively and efficiently implement measures to remedy any adverse effects of the Windermere internal control weaknesses on our disclosure controls and procedures, it may impede our ability to timely and accurately provide material information to the public, investors may lose confidence in our reporting, and our stock price could be adversely affected.

If we are unable to adequately address and remedy any material weaknesses which may present themselves in our internal control over financial reporting, our ability to timely and accurately report our financial results may be impeded, investors may lose confidence in our financial reports, and the market price for our common stock may be adversely affected.

In light of the recent consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal control over financial reporting of the Windermere subsidiary, and in reliance upon SEC staff interpretive guidance, management excluded the internal control over financial reporting of the Windermere subsidiary from its evaluation of our own disclosure controls for the fiscal year ended December 31, 2005.

If we are unable to remediate any material weaknesses effectively and efficiently, it could adversely affect our ability to provide investors with timely and accurate financial information and may have a negative impact on our reputation. Likewise, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors express an adverse opinion, or are unable to express an opinion at all, on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Because our evaluation and remediation of weaknesses in internal control over financial reporting for our recently acquired Windermere subsidiary is ongoing, and because we have excluded Windermere from management’s assessment of the effectiveness of our disclosure controls and procedures, the effects, if any, that material weaknesses identified in Windermere’s internal controls may have on our internal controls are not certain at this time. We may find that certain material weaknesses identified in Windermere’s internal controls could have an adverse impact on the reliability of our internal controls. If we are unable to conclude that our internal controls are effective in any subsequent periodic report, it may harm our reputation and our stock price could be adversely affected. In addition, if we are unable to effectively and efficiently implement measures to remedy any adverse effects of the Windermere internal control weaknesses on our internal controls, it may impede our ability to timely and accurately provide material information to the public, investors may lose confidence in our reporting, and our stock price could be adversely affected.

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

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. Government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, even if the allegations were not true. Audits for incurred contract costs for Essex are complete through fiscal year 2002 and are currently in process for fiscal year 2003; audits of incurred contract costs are complete for Windermere through fiscal year 2002; audits for incurred costs are complete through fiscal year 2001 under contracts we obtained in the acquisition of Sensys Development Laboratories, Inc. (“SDL”), through fiscal year 2004 for our subsidiary Computer Science Innovations, Inc. (“CSI”), and through fiscal 1994 under contracts we obtained in the acquisition of assets of Performance Group, Inc. (“PGI”).

If we were suspended or debarred from contracting with the U.S. Government generally, or any specific agency, if our reputation or relationship with U.S. Government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenues and cash flows could be reduced and our operating results could be adversely affected.

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

A key part of our strategy has been to obtain technologies, customers, and personnel through acquisitions. We acquired SDL in March 2003, CSI in April 2004, substantially all of the assets of PGI in June 2004, and Windermere in February 2005. We intend to continue to pursue selective acquisition opportunities in the future, but we may not be able to identify and execute suitable acquisitions in the future on terms that are favorable to us, or at all. We may encounter other risks in our acquisition strategy, including:

•	diversion of management’s attention from our existing business;

•	increased competition for acquisitions which may increase the price of our acquisitions;

•	our failure to discover material liabilities in target companies; and

•	the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations such as the Federal Acquisition Regulation and health, safety, employment and environmental laws, or their failure to fulfill their contractual obligations to the Federal Government or other clients.

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

For these or other reasons, we may be unable to retain key clients or to retain or renew contracts of acquired companies. Moreover, any acquired business may fail to generate the revenues or net income we expected or produce the efficiencies or cost-savings that we anticipated. Any of these outcomes could materially adversely affect our operating results.

We have significant contingent earn-out obligations related to our Windermere acquisition that may adversely affect our liquidity and financial condition.

The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. We are not yet able to determine the extent to which earn-out amounts may become payable under this agreement. We expect to enter into discussions with the Windermere sellers regarding the earn-out by the end of the first quarter of 2006. Pursuant to an oral agreement between Stephen E. Tate, who became an Executive Vice President of Essex upon the Windermere acquisition, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000. An additional 1% finder’s fee is also due to an individual who is neither affiliated with nor employed by Essex.

To the extent that any earn-out payment under the Windermere acquisition agreement requires cash beyond any positive cash flows and our existing cash balance at the time payment is required, we may need to obtain financing to cover these contingent obligations. We may also use the proceeds from sales of securities under our shelf registration statement or advances under our Credit Facility. There can be no assurance that we will be able to obtain financing on terms favorable to us, if at all, or that we can be successful in raising the requisite amounts. If we are unable to make any required earn-out payment on the applicable date, we may default in our obligations under the Windermere acquisition agreement, which could result in proceedings against us and could adversely affect our liquidity and financial condition.

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

In addition, competition in the commercial market for network communications equipment is intense. This market has historically been dominated by such large companies as Alcatel, Ciena, Cisco Systems, JDS Uniphase, Lucent Technologies, NEC and Nortel Networks. Some of these companies, as well as emerging companies, are currently developing products that may compete in the areas that our technology is designed to address. We also may face competition from other large communications companies who may enter our markets. Many of these possible competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and business development resources than we do and may be able to undertake more extensive marketing efforts and adopt more aggressive pricing policies than we can. Furthermore, additional competitors with significant market presence and financial resources may enter our markets, which are rapidly evolving, further intensifying competition.

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

We traditionally have derived our revenues from awards from the U.S. Government. While we intend to enhance and expand our government business, we are continuing our work to develop new optoelectronic commercial products, including products based on our hyperfine WDM fiber optic communications technology, such as our optical encryptor. Because we have not begun significant commercial sales of these products, including those products under development by our recently created Commercial Communications Products Division (CCPD), our commercial revenues and profit potential is unproven and our limited history in the commercial market makes it difficult to evaluate our business and prospects. We cannot accurately forecast our commercial revenue and we have limited historical financial data upon which to base production budgets. You should consider our business and prospects in light of the heightened risks and unexpected expenses and problems we may face as a company developing new commercial products for a rapidly changing industry.

Our ability to expand into the commercial optical networking market may be adversely affected by unfavorable and uncertain conditions in the commercial communications industry and the economy in general.

One element of our strategy is to develop products targeted at the commercial optical networking market, including products under development by CCPD. The market for communications equipment, including optical components, has suffered a severe and prolonged downturn. Many of our potential customers in this market have experienced significant financial distress, and some have gone out of business. This has resulted in a significant consolidation in the commercial communications equipment industry, combined with a substantial reduction in overall demand. In addition, most of the potential customers we would like to reach have become more conservative about their future purchases, which has made our commercial business slow to materialize.

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

Optoelectronic products are complex and are designed to be deployed across complex networks. Because of the nature of the products, they can only be fully tested when completely deployed in large networks with high amounts of traffic. Our products have not yet been deployed and tested in a commercial environment, and when they are, customers may discover errors or defects in the hardware or the software, or products we develop may not operate as expected. If we are unable to fix defects or other problems that may be identified in full deployment, we would likely experience:

•	a loss of, or delay in, revenues and loss of market share;

•	a loss of existing customers;

•	difficulties in attracting new customers or achieving market acceptance;

•	diversion of development resources;

•	increased service and warranty costs;

•	legal actions by our customers; and

•	increased insurance costs.

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

A significant portion of our revenues historically have resulted from our participation in these small business set-aside programs. Our awards under our largest Set-aside for Small Business Program accounted for 40% of our revenues for the 2005 fiscal year.

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

As of February 28, 2006, a few private investors collectively hold approximately 3.2 million shares, or 15% of our total outstanding shares of common stock. Accordingly, these investors could seek to exercise significant control and influence of certain actions requiring the approval of the holders of shares of our common stock. This concentration of ownership may also delay or prevent a change in control of us or reduce the price other investors might be willing to pay for our common stock. In addition, the interests of this limited number of investors may conflict with the interests of other holders of our common stock.

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

As of February 28, 2006, there remain registered for resale under the Securities Act approximately 680,000 shares of our common stock on behalf of certain of our shareholders. There are approximately 192,307 shares of our common stock issued in December 2003 upon conversion of a note payable, the holder of which is entitled to “piggy-back” registration rights. Sales of substantial amounts of common stock under Rule 144 or pursuant to the holder’s registration rights, or the perception that such sales may occur, could depress the market price of our common stock. All of these shares will become eligible for public resale at various times within two years subject to volume limitations and certain restrictions on sales by affiliates.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. Our adoption of SFAS No. 123R will adversely affect our Financial Position and Results of Operations in future periods. At December 31, 2005, the total value of options outstanding and vesting after January 1, 2006 is expected to be approximately $429,000, with $369,000 (before the consideration of income taxes, if any) vesting in the year ending December 31, 2006.

Item 2.	PROPERTIES

Office Facilities

We do not own any real property. We lease the locations listed in the table below. We believe that facilities are adequate for our current business needs.

Location	Square Feet	Expiration Date
2000 Windermere Court 1 & 2 Annapolis, MD 21401	68,853	February 28, 2009

441 Defense Highway Annapolis, MD 21401	4,200	September 30, 2008

445 Defense Highway Annapolis, MD 21401	20,173	July 31, 2010

9020 Junction Drive (Warehouse) Annapolis Junction, MD 20701	14,630	April 30, 2011

9020 Junction Drive (Office/SCIF) Annapolis Junction, MD 20701	37,384	April 30, 2011

6708 Alexander Bell Drive Columbia, MD 21046	39,203	March 31, 2012

6250 Old Dobbin Road Suites 100 and 160 Columbia, MD 21046	17,290	April 30, 2012

9810 Patuxent Woods Drive Suite 1 Columbia, MD 21046	3,670	November 30, 2008

2300 Fall Hill Avenue Suite 210 Fredericksburg, VA 22401	6,636	December 31, 2007

12340 Pinecrest Road Reston, VA 20191	20,750	December 31, 2013

525 School Street, S.W. Suite 201 Washington, DC 20024	1,250	June 30, 2006

1235 Evans Road Melbourne, FL 32904	20,000	May 31, 2007

700 Brooker Creek Boulevard Suite 1400 Oldsmar, FL 34677	12,800	March 30, 2009

9633 South 48th Street Suites 235-240 Phoenix, AZ 85044	3,331	September 30, 2007

9160 Guilford Road Columbia, MD 21046	(1)	(1)

9030 Junction Drive Annapolis Junction, MD 20701	(2)	(2)

(1)	This lease for approximately 18,482 square feet of space was entered into on January 12, 2006. The estimated move-in date is July 1, 2006 and the estimated expiration date is September 30, 2011.

(2)	This lease for 25,640 square feet of space was entered into on February 23, 2006. The move-in date is April 1, 2006 and the expiration date is May 31, 2011.

Item 3.	LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation, claims and disputes that arise in the ordinary course of its business. In addition, the Company is subject to audit, review, and investigation by various agencies of the federal government to determine compliance with applicable federal statutes and regulations. As a federal government contractor, the Company is subject to audit by certain federal agencies to determine if the Company’s performance and administration of its government contracts are compliant with contractual requirements and applicable federal statutes and regulations. While the Company cannot predict the ultimate outcome of legal proceedings, government audits, investigations, claims and disputes to which it is or may be subject, the Company currently believes, based upon information available to us as of the date of this filing, that any ultimate liability arising out of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has traded on the Nasdaq National Market under the symbol “KEYW” since March 31, 2004. Prior to that, from June 4, 2003, our common stock traded on the American Stock Exchange under the symbol “EYW”. Prior to that, our common stock traded on the OTC Bulletin Board. The following table sets forth the range of high and low intra-day sales prices reported for our common stock on each of those markets for the periods indicated.

	High	Low
Year Ended December 31, 2004:
First Quarter	$9.86	$7.30
Second Quarter	$9.79	$7.61
Third Quarter	$12.22	$7.80
Fourth Quarter	$21.36	$10.49
Year Ending December 31, 2005:
First Quarter	$20.50	$14.93
Second Quarter	$24.13	$14.20
Third Quarter	$25.06	$19.52
Fourth Quarter	$21.79	$16.10

On March 1, 2006, the last reported sale price for our common stock on the Nasdaq National Market was $22.61 per share. As of March 1, 2006, there were approximately 7,000 beneficial holders and 287 registered holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance (Excluding Column (a)) (c)
Equity compensation plans approved by security holders	2,237,745	$9.45	1,167,211

Equity compensation plans not approved by security holders (1) (2)	431,825	$2.61	7,550

TOTAL	2,669,570		1,174,761

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

(2)	Includes remaining 28,325 options issued at below market prices in exchange for fully vested outstanding options of SDL.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated statement of operations data, consolidated balance sheet data and other data for each of the periods indicated. The selected financial data for fiscal years 2005, 2004, 2003, 2002 and 2001 are derived from our audited financial statements and related notes. Such financial statements include all adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of our financial position and results of operations for these periods. You should not assume that the results below indicate results that we will achieve in the future. The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and related notes.

	Fiscal Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$159,801	$70,471	$16,286	$4,506	$2,642
Costs of goods sold and services provided	(115,977)	(55,830)	(10,389)	(2,594)	(1,342)

Gross margin	43,824	14,641	5,897	1,912	1,300
Selling, general and administrative expenses	(30,198)	(11,129)	(4,905)	(2,667)	(2,460)
Research and development expenses	(2,815)	(1,038)	(403)	(1,395)	(2,417)
Amortization of other intangible assets	(3,504)	(523)	(381)	—	—

Operating income (loss)	7,307	1,951	208	(2,150)	(3,577)
Interest/dividend income (expense), net	1,314	332	(68)	(24)	8

Income (loss) before income taxes	8,621	2,283	140	(2,174)	(3,569)
Provision for income taxes	(66)	(10)	—	—	—

Net income (loss)	8,555	2,273	140	(2,174)	(3,569)
Beneficial conversion feature of convertible preferred stock	—	—	—	—	(750)

Net income (loss) attributable to common shareholders	$8,555	$2,273	$140	$(2,174)	$(4,319)

Net income (loss) per share—basic	$0.40	$0.15	$0.02	$(0.29)	$(0.67)
Net income (loss) per share—diluted	$0.38	$0.13	$0.01	$(0.29)	$(0.67)
Shares used in per share calculations—basic	21,210	15,603	8,706	7,411	6,494
Shares used in per share calculations—diluted	22,756	17,146	9,798	7,411	6,494

	As of
	Dec. 31, 2005	Dec. 31, 2004	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
(In thousands)
Consolidated Balance Sheet Data:
Working capital	$48,062	$108,400	$32,971	$222	$112
Total assets	168,583	135,566	39,726	2,343	1,553
Total debt	82	41	104	745	191
Shareholders’ equity	143,079	127,545	36,745	358	645

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this annual report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the United States Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects”, “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on management’s current expectations and are subject to risks, uncertainty and changes in circumstances, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. All statements contained herein that are not clearly historical in nature are forward looking. The forward-looking statements in this report include statements regarding the Company’s cash requirements, the Company’s projected positive operating cash flows, the amount of the Company’s backlog, the Company’s expected utilization of total backlog, the Company’s competitive environment, the Company’s expected product introductions and functionality, the Company’s expected opportunities and ability to expand sales and develop its technology, the Company’s expected continuation of revenues to be from U.S. Government contracts, the Company’s expectations regarding government spending, the Company’s expectations regarding future demand for our products and services, the Company’s expectation for improvement within the Commercial Communications Products Division (CCPD), the Company’s expected statutory effective income tax rate, reduced by any estimated research and development credit, the possible use of the company’s credit facility or a future public offering of securities under its shelf registration statement, the effects of the adoption of SFAS No. 123R, the Company’s expectation that any of its customers will continue to exercise contract options and other statements that are predictions of or indicate future events, trends, plans or objectives are also forward looking statements.

OVERVIEW

Essex provides advanced technology solutions primarily for U.S. Government intelligence and defense customers. Our solutions include advanced signal processing, image processing, information processing, information assurance and engineering innovations. We create our solutions by integrating our services and expertise with hardware, software, and our proprietary and patented technology to meet our customers’ requirements. We have expanded our capabilities, customer set, and technologies through the integration of several strategic acquisitions. Our ability to directly integrate essential technologies into innovative solutions is an important differentiator for Essex with its customers.

During the first quarter of 2005, we completed our acquisition of the Annapolis, Maryland based Windermere. The Windermere acquisition adds breadth and depth to Essex’s existing technical capabilities and to its intelligence community customer set. In addition, Windermere adds information assurance and engineering innovations to the range of intelligence technologies we offer.

Our awards with the U.S. Government generally extend over multiple years. Most of our contracts are classified.

Within the intelligence and defense communities, we have established and maintained long-standing and successful customer relationships. We are also developing next generation signal, image and information processing , information assurance and engineering innovations solutions under classified U.S. Government research and development contracts. We have been able to develop our current proprietary technology using a combination of government funding and our own internal funding and we believe this combination should allow us to continue to enhance and expand our technology and services for future market needs. Essex is also expanding its ability to create products from its technologies for both government and commercial applications.

While we have primarily marketed our services and products to the intelligence and defense markets, we believe we are also well positioned to apply our solutions to growth areas within the commercial market. Historically, our proprietary technology and products, although critical to our solutions offerings, have not accounted for a significant portion of our revenues on a stand-alone basis.

Most of our revenues are derived from awards with the U.S. Government, where we are either the prime contractor or a subcontractor, depending on the award. For fiscal years ended December 31, 2005 and December 31, 2004, revenues derived from the U.S. Government programs were $153.8 million, or 96%, and $68.3 million, or 97%, of our total revenues, respectively. For fiscal year ended December 31, 2005, revenues from our largest customer were $109.9 million, or 69% of the Company’s revenues.

On certain projects, our customers require us to purchase and provide the materials portion (which may include hardware, software and firmware) of the total system solution, which entails our purchasing materials from third party vendors and reselling it to our customers. We show revenues and costs from purchased materials separately since these revenues carry significantly lower margins than our products and services revenues. The purchased materials revenues are highly variable from period to period.

Our most significant expenses are cost of goods sold and services provided, which consist primarily of direct labor and associated costs for program personnel and direct expenses incurred to complete projects, including the cost of materials and equipment and amounts paid or accrued to subcontractors. Our ability to accurately predict personnel requirements, salaries and other costs, as well as to manage personnel levels and utilize our personnel versus subcontracting the work, can have a significant impact on our cost of goods sold and services provided. Utilizing our own employees on projects results in higher gross margins compared to utilizing subcontracted employees for the same work. As a result, we seek to maximize our internal labor content on our awards. Selling, general and administrative expenses consist primarily of costs associated with our management, facilities, finance and administrative groups and business development expenses which include bid and proposal efforts, and occupancy, travel and other corporate costs. We have revenues from some awards on which our U.S. Government customers pay us to perform research and development on their behalf. We also spend funds on internal research and development, which are separately classified as such in the financial statements.

Prior to the fourth quarter of 2005, the Company had a full valuation allowance against its net deferred tax asset as it had a history of net operating losses. Based on current and expected future operating results, the Company reversed substantially all of its valuation allowance on its net deferred tax assets in the fourth quarter of 2005. As a result, the Company expects to accrue income tax at approximately the statutory effective rate, reduced by any estimated research and development credit, in future periods. The Company has engaged an outside consultant to study its methodology for determining research and development credit-eligible costs. The effect, if any, of a change in methodology will be reflected in its 2006 tax provision.

On April 30, 2004, we acquired 100% of the common stock of Computer Science Innovations, Inc., or CSI, which is headquartered in Melbourne, Florida, for approximately $8.1 million in cash. CSI has proprietary techniques, algorithms and tools that are used to build custom cognitive engines for a broad range of intelligence, defense and commercial customers and applications. Cognitive engines are software that includes predictive models and classifiers, and our applications include the areas of fraud and anomaly detection, image and signal recognition, information integration, knowledge management, network information assurance, semantic processing and waveform analysis. CSI had revenues of approximately $7.6 million in its fiscal year ended March 31, 2004, the last full year prior to acquisition.

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

On February 28, 2005, we acquired 100% of the ownership and membership interests of Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. We are not yet able to determine the extent to which earn-out amounts may become payable under this agreement. We expect to enter into discussions with the Windermere sellers regarding the earn-out by the end of the first quarter of 2006. Pursuant to an oral agreement between Stephen E. Tate, who became an Executive Vice President of Essex upon the Windermere acquisition, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000. An additional 1% finder’s fee is also due to an individual who is neither affiliated with nor employed by Essex.

To the extent significant earn-out amounts become payable, we expect to pay such amounts from cash balances then existing, and if such cash balances are not sufficient to fund the payments, we will likely fund the payments through borrowings under our credit facility or sales of common stock under our shelf registration, or both. Windermere provides engineering innovations, information assurance and information technology solutions primarily to government agencies and the intelligence community. Windermere had revenues of $64.7 million, including $2.5 million of revenue from discontinued operations, for the calendar year ended December 31, 2004. As disclosed in our quarterly reports on Form 10-Q for the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we identified certain material weaknesses in the internal control over financial reporting of our recently acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties of financial personnel and inadequate financial management systems. In light of those weaknesses, in an effort to remediate and integrate Windermere’s internal controls, we made certain organizational and personnel changes in the period ended December 31, 2005. These included altering the organizational structure of Windermere, evaluating and planning training programs for financial management personnel, hiring new financial personnel, and changing reporting structures in a manner designed to provide more direct reporting from Windermere financial personnel to Essex financial personnel. We believe these have resulted in an overall improvement in the internal controls over financial reporting for Windermere. We also believe additional remediation is necessary. For instance, budgetary analysis and processes at Windermere require further strengthening and refinement to be better integrated with, and to be brought up to, overall industry standards to which we adhere. In February 2006, we implemented a new general ledger and budgetary system company-wide. We expect additional improvements in Windermere’s internal controls over financial reporting will be made as the financial personnel training programs progress and financial policies and procedures are adopted company-wide. We expect that these measures will be implemented in the first and second quarters of fiscal 2006. In addition, we undertook additional review procedures to assure that the financial statements for the three and twelve month periods ended December 31, 2005 are in accordance with U.S. GAAP.

During the second quarter of 2005, we created the Commercial Communications Products Division (CCPD) to develop and sell fiber optic modules and subsystems for advanced communications applications to both commercial and government markets. CCPD designs, manufactures, integrates and tests our communication products, which include the 80km and extended range XFP Transceivers, DuoBinary 300-pin MSA Transponders, and Microwave Transceiver Assemblies (MTA). Production of the MTA began in December 2005 and, subject to the results of testing and certification, availability of production units for the XFP Transceivers and DuoBinary Transponders is planned for early in the third quarter of 2006. In 2005, less than 1% of our total revenues were derived from CCPD. While the initial CCPD operating costs and the research and development investment impacted our 2005 earnings, we expect an improvement in 2006 as the product orders are completed. CCPD operates within the Commercial Products Group organization of Essex, which has the charter to create innovative solutions to satisfy customer and market needs, to evaluate and select innovations for productization and to manage the productization, marketing and sales of Essex products to both commercial and government customers at commercial product rates.

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

Award or incentive fees may be received in lieu of, or in addition to, other fees on time and material or cost plus fee contracts. Where award or incentive fees are applicable, we record as revenues an estimate of the expected award or incentive fee proportionate to the work performed. Estimated fee is based on our experience under the contract or similar contracts and on on-going communication with the client regarding performance.

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fee agreements. The following table sets forth the percentage of revenues under each type of contract for the fiscal years ended December 31, 2005, December 31, 2004 and December 28, 2003:

	Percentage of Revenues by Contract Type Fiscal Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 28, 2003
Time and material	58%	88%	57%
Cost plus fixed fee	19	10	27
Cost plus incentive fee	16	—	—
Fixed price	7	2	16

Total	100%	100%	100%

The change for the fiscal year ended December 31, 2004 to December 31, 2005 is principally attributable to the contract mix of the revenue associated with the Windermere acquisition which was more heavily weighted toward cost plus contracts.

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

Goodwill and Other Intangible Assets

Business acquisitions typically result in the recording of goodwill which represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of being sold or exchanged either on its own or in a combination with contracts or assets. We have adopted Statement of Financial Accounting Standards, or SFAS, No. 142 which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management’s judgment is required in calculating the fair value of the reporting units. Because of the integral technologies and operations of the acquisitions to date, we have determined that Essex has only one corporate-wide reporting entity to which this test applies. Intangibles are amortized over their estimated life, not exceeding five years.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that are outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. Our adoption of SFAS No. 123R will adversely affect our Financial Position and Results of Operations in future periods. At December 31, 2005, the total value of options outstanding and vesting after January 1, 2006 is expected to be approximately $429,000, with $369,000 (before the consideration of income taxes, if any) vesting in the year ending December 31, 2006.

Income Taxes

Until the fourth quarter of 2005, the Company was providing a full valuation allowance against its net deferred tax assets. Based upon a review of a number of factors, including the Company’s recent historical operating performance and its expectation that it can generate consolidated taxable income for the foreseeable future, the Company reversed in the fourth quarter of 2005 substantially all, or approximately $5.6 million, of its valuation allowance against net deferred tax assets. As a result of the valuation allowance reversal, the Company recognized a non-cash tax benefit of $3.5 million as part of the deferred income tax provision. Also, as a result of the valuation allowance reversal, the Company recognized a non-cash tax benefit of $1.5 million as an increase in additional paid-in capital to reflect the tax benefit associated with stock based compensation and $570,000 was recognized as a reduction to goodwill for net deferred tax assets from acquisitions in prior years. Furthermore, the Company expects to accrue income tax at approximately the statutory effective rate, reduced by any estimated research and development credit, in future periods.

The Company recorded an income tax provision of $66,000 and $10,000 for 2005 and 2004, respectively. As stated above, the 2005 deferred tax provision is net of a $3.5 million beneficial change in valuation allowance. We recorded a current provision for state income taxes of $83,000 in the year ended December 31, 2005 for state and local income taxes where net operating loss carryforwards are not available to offset current taxable income. We also recorded a current provision for federal income taxes of $97,000 in the year ended December 31, 2005 for alternative minimum tax (AMT) due to the limitation under the AMT rules on the use of net operating loss carryforwards. The 2004 provision relates entirely to current state income tax in jurisdictions where the Company did not have net operating loss carryforwards offset by valuation allowance.

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

Results of Operations

The following table sets forth, for each period indicated, the percentage of items in the statement of operations in relation to revenue.

	Fiscal Year Ended
	Dec. 31, 2005	Dec. 31, 2004	Dec. 28, 2003
Revenues:
Services and products	84.8%	78.6%	100.0%
Purchased materials	15.2	21.4	—

Total	100.0	100.0	100.0
Costs of goods sold and services provided	(72.6)	(79.2)	(63.8)

Gross margin	27.4	20.8	36.2

Selling, general and administrative expenses	(18.8)	(15.8)	(30.1)

Research and development expenses	(1.8)	(1.5)	(2.5)

Amortization of other intangible assets	(2.2)	(0.7)	(2.3)

Operating income	4.6	2.8	1.3

Interest/dividend income (expense), net	0.8	0.4	(0.4)

Income before income taxes	5.4	3.2	0.9

Provision for income taxes	(0.1)	—	—

Net income	5.3%	3.2%	0.9%

The following table sets forth, for each component of our revenues, the related gross margin provided expressed as a percentage of the related revenues for the periods indicated.

	Dec. 31, 2005	Dec. 31, 2004	Dec. 28, 2003
Gross Margin by Revenue Type:
Services and products	31.1%	25.6%	36.2%
Purchased materials (1)	6.9%	3.2%	—%

(1)	2003 had no comparable purchases to 2004 and 2005

Fiscal Year Ended December 31, 2005 Compared to the Fiscal Year Ended December 31, 2004

Revenues. Our revenues were $159.8 million and $70.5 million in fiscal 2005 and 2004, respectively. Revenues increased as a result of both acquisition and internal growth. With regard to acquisition revenues, revenues include ten months of results from Windermere. In the last full year of operations prior to the acquisition, Windermere reported $64.7 million (less $2.5 million from a unit that was not acquired). The internal growth results primarily from our Thunder contract and growth on the Woodstock contract that exceeded historical performance levels occurring prior to acquisition. We expect our revenues in 2006 to continue to be primarily from U.S. Government contracts.

Revenue from material purchases increased by $9.2 million. Revenue from purchased materials declined as a percentage of total revenue from 21% of the total in fiscal 2004 to 15% in fiscal 2005. As we have previously discussed, purchased materials are hardware, software, and firmware acquired as part of our total solution offering to our clients. Purchased material can fluctuate significantly from period to period and generally carry a very low margin.

Costs of Goods Sold and Services Provided (“CGS”). Total CGS increased $60.2 million to $116.0 million in fiscal 2005 from $55.8 million in fiscal 2004 as a result of increased revenues volume at improved gross margins. As a percentage of total revenues, total CGS was approximately 72.6% for fiscal 2005, compared to approximately 79.2% for fiscal 2004. For services and products revenue, CGS was 68.9% for fiscal 2005 as compared to 74.4% for fiscal 2004. The improved margins are primarily a result of better margins on our Thunder contract as we continued to increase the number of Essex personnel, instead of lower margin subcontract personnel, working on the job and as we began performing the contract in our Essex facility. We anticipate that the gradual shift of this work to our personnel to continue over time. In addition, services and products margins from contracts acquired through the Windermere acquisition exceeded the 2004 margins, further contributing to the improvement. Furthermore, margins improved on our purchased materials as a result of certain contractual changes and our acquisition of Windermere, which has contracts with higher margins for such materials.

Selling, General and Administrative Expenses (“SG&A”). Selling, general and administrative expenses increased $19.1 million to $30.2 million for fiscal 2005 from $11.1 million for fiscal 2004. SG&A costs have increased as the volume of business has increased through internal and acquisition growth. SG&A increased as a percentage of revenues from 15.8% of revenues in 2004 to 18.8% of revenues for 2005 due to the increase in facilities costs to support general corporate needs as well as the expansion of our facilities under our Thunder contract, increased business development costs, and additional labor and infrastructure costs to support our growth, as well as, costs associated with Sarbanes-Oxley compliance.

Research and Development Expenses (“R&D”). Research and development expenses increased $1.8 million to $2.8 million for fiscal 2005 from $1.0 million in fiscal 2004. The increase primarily reflects continued investment in our cognitive systems and in our optical communications and signal processing technologies. This includes our optical encryptor, as well as communications technologies of our recently formed Commercial Communication Products Division.

Amortization of Other Intangible Assets. During fiscal 2005, amortization of other intangible assets was $3.5 million compared to $523,000 in fiscal 2004. This increase resulted from the amortization of customer contracts receivables and other intangibles associated with the Windermere acquisition that occurred in February 2005. Amortization of existing intangibles is expected to decline to approximately $2.2 million in fiscal 2006.

Net Interest/Dividend Income (Expense). Net interest/dividend income was $1.3 million in fiscal 2005 compared to net interest/dividend income of $332,000 in fiscal 2004. The increase in net interest/dividend income reflects the temporary investment of the proceeds from our 2004 stock offering as well as $285,000 in interest on a $25 million loan to Windermere prior to its purchase by Essex.

Net Income. Net income was $8.6 million and $2.3 million in fiscal 2005 and 2004, respectively. The Company recorded an income tax provision of $66,000 and $10,000 for 2005 and 2004, respectively. The 2005 deferred tax provision is net of a $3.5 million beneficial change in valuation allowance. The Company continues to have net operating loss carryforwards available to offset current federal and state income tax. We recognized a provision for current federal income taxes of $97,000 in 2005 and current state income taxes of $83,000 and $10,000 in 2005 and 2004, respectively where our net operating loss is limited or not available or where we are subject to the alternative minimum tax. The Company expects to accrue income tax at approximately the statutory effective rate, reduced by any estimated research and development credit, in future periods.

Fiscal Year Ended December 31, 2004 Compared to the Fiscal Year Ended December 28, 2003

Revenues. Our revenues were $70.5 million and $16.3 million in fiscal 2004 and 2003, respectively. The key factors for the higher revenues were the increased activity on our Thunder contract award and a January 2004

$4.5 million (increased in the third quarter of 2004 to $6.2 million) two-year award for software and systems engineering and the delivery of custom systems to national priority programs. Revenues from these two awards in fiscal 2004 were $45.2 million and $3.4 million, respectively. Of this total of $48.6 million, $15.0 million was for purchased materials. There was no comparable purchased material in 2003.

Costs of Goods Sold and Services Provided (“CGS”). Total CGS increased $45.4 million to $55.8 million in fiscal 2004 from $10.4 million in fiscal 2003. As a percentage of total revenues, total CGS was approximately 79.2% for fiscal 2004, compared to approximately 63.8% for fiscal 2003. For services and products revenue, CGS was 74.4% for fiscal 2004 as compared to 63.8% for fiscal 2003. The increase in CGS in 2004 reflects increased volume and revenues for the period. The increase in CGS as a percentage of revenues in 2004 reflects the change in the mix of work, primarily related to the two contracts discussed under revenues immediately above. Specifically, upon award and ramp up, a majority of the revenues under those contracts relate to subcontracts and purchased materials which are at a lower margin. For purchased materials revenues, CGS was 96.8% in fiscal 2004, and there were no comparable purchases in fiscal 2003.

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

Net Interest/Dividend Income (Expense). Net interest/dividend income was $332,000 in fiscal 2004 compared to net interest/dividend expense of $68,000 in the comparable period of 2003. The net interest/dividend income reflects the temporary investment of the proceeds from our 2003 and 2004 stock offerings.

Net Income. Net income was $2.3 million and $140,000 in fiscal 2004 and 2003, respectively. We were in a net operating loss carry forward position for book and tax purposes and maintained a full valuation allowance against net deferred tax assets. We recognized a current provision for state income taxes in 2004 of $10,000 where our net operating loss was not available.

Backlog

Our awards with the U.S. Government generally extend over multiple years. Funded backlog generally consists of the sum of all awarded amounts of work for which funding has been approved and awards granted, less the value of work performed under such awards. Since the U.S. Government operates under annual appropriations, our customers typically fund awards on an incremental basis, generally for periods of one year or less. In many cases, our awards include unexercised options. Accordingly, a significant amount of our backlog is “unfunded.” We include in unfunded backlog the total value of signed contracts, less funding to date. Unfunded backlog includes awarded options based upon expected performance levels for those options. Unfunded backlog does not include any estimate of future potential delivery orders that might be awarded under indefinite delivery indefinite quantity contracts beyond the current level of effort being performed under those contracts.

As of December 31, 2005, we had total backlog, funded and unfunded, of $499.2 million as compared with $230.8 million at December 31, 2004. Of these amounts, funded backlog was $90.5 million and unfunded backlog was $408.7 million at fiscal year end December 31, 2005 compared to $29.7 million and $201.1 million, respectively, at fiscal year end 2004. Unfunded backlog at December 31, 2005 includes the remaining balance of $103.7 million on our Thunder contract. At December 31, 2004 unfunded backlog on this contract was $170.0 million. Unfunded backlog at December 31, 2005 also includes the remaining balance of $163.2 million on our Woodstock contract. In addition to priced options through September 2009, the Woodstock contract includes an annual option to double the value of each annual contract option. The customer exercised and funded that option in 2005 and based on the 2006 tasks proposed to date, we expect that the customer will continue to exercise that doubling option. As a result, we include these options through the contract period in unfunded backlog. Unfunded backlog at December 31, 2005 also includes $39.1 million from of our $46.0 million Cougar contract awarded in December 2005. Both Windermere and Essex are subcontractors on a single contract, referred to as Jackhammer, to provide communication systems support to the intelligence community through 2011. The total contract value of both subcontracts is $51.0 million, which includes a recent increase of $5.2 million. The total unfunded backlog for both subcontracts at December 31, 2005 was $23.4 million. Unfunded backlog for the Essex subcontract was $19.2 million at December 31, 2004.

Our total backlog has increased significantly during 2005 from $230.8 million at December 31, 2004 to $499.2 million at December 31, 2005 primarily due to the contracts acquired in the Windermere acquisition, the award of the Cougar contract, and growth in our Woodstock contract.

We currently expect to recognize revenue during fiscal year 2006 from approximately 35% of our total backlog as of December 31, 2005.

There can be no assurance that we will receive amounts included in our backlog or that monies will be appropriated by Congress or otherwise made available to finance contracts and task orders included in our backlog. Many factors that affect the scheduling of projects could alter the actual timing of revenue on projects included in backlog. There is always the possibility that the contracts could be adjusted or cancelled. We adjust our backlog on a quarterly basis to reflect modifications to or renewals of existing contracts, awards of new contracts or approvals of expenditures.

Net Operating Loss Carry Forward

The Company’s net deferred tax asset at December 31, 2005 includes federal and state net operating loss (NOL) carryforwards of approximately $9.2 million. The Company has concluded that it is more-likely-than-not that it will realize the benefit of its net deferred tax asset based upon a review of a number of factors, including the Company’s recent historical operating performance and its expectation that it can generate consolidated taxable income for the foreseeable future. As a result, the Company reversed substantially all of its valuation allowance against net deferred tax assets, including its NOL, in the fourth quarter of 2005.

Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures and acquisitions. A significant part of our business strategy is to pursue one or more significant strategic acquisitions and we used a substantial portion of our cash balance at fiscal year end 2004 for the acquisition of Windermere. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period.

Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. We are not yet able to determine the extent to which earn-out amounts may become payable under this agreement. We expect to enter into discussions with the Windermere sellers regarding the earn-out by the end of the first quarter of 2006.

Pursuant to an oral agreement between Stephen E. Tate, who became an Executive Vice President of Essex upon the Windermere acquisition, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000. An additional 1% finder’s fee is also due to an individual who is neither affiliated with nor employed by Essex.

If amounts become payable under the earn-out arrangement, or if additional amounts become payable under the finder’s fee arrangements described above, appropriate increases will be made to Goodwill associated with the acquisition.

For fiscal year 2005, net cash provided by operating activities was $9.7 million, a significant improvement from 2004 where cash provided by operating activities was $3.3 million and 2003 where cash used in operations was $228,000. Cash provided by operating activities for fiscal year 2005 was from net income and non-cash depreciation, amortization and other charges of approximately $14.6 million offset by an increase in accounts receivable and prepaid expenses and other assets and a decrease in accounts payable, net of the change in other liabilities of $4.9 million. Accounts receivable increased during fiscal year 2005 primarily due to ramp-up on acquired contracts, subcontractor accruals, and award fees to be billed. In 2006, we anticipate that contractual and process improvements will reduce our days sales outstanding in our receivables, improving our cash position as the year progresses.

For fiscal year 2005, net cash used in investing activities was $82.1 million, of which $72.0 million, net of cash acquired in the acquisition, was for the acquisition of Windermere. We also expended $10.2 million for property, equipment and leasehold improvements to support our growing work force. Our working capital at December 31, 2005 decreased to $48.1 million from $108.4 million at fiscal year end 2004. The decrease was primarily a result of the acquisition of Windermere for cash. We anticipate continued investment in infrastructure in 2006 as we continue to support our growing workforce and as we expand our facilities to support our Thunder, Woodstock, and Cougar contracts.

For fiscal year 2005, net cash used in financing activities was $5.1 million which primarily represented the cash pay down of the acquired Windermere line of credit to reduce interest expense, offset by increased stock option exercises.

On July 11, 2005, the Securities and Exchange Commission declared effective our equity shelf registration statement on Form S-3 relating to one or more future offerings of up to an aggregate of $100 million of our common stock. We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. Our board of directors has authorized management to pursue an underwritten public offering of up to $100 million in our common stock under the shelf registration statement. As of March 15, 2006, we have not issued any securities pursuant to the shelf registration statement.

On June 30, 2005, the Company and its subsidiaries entered into the Credit Facility with Bank of America, N.A. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million, with guidance line advances of up to an additional $20.0 million at the bank’s discretion. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of March 15, 2006. There were no borrowings outstanding under this Credit Facility as of March 15, 2006.

The Company expects to satisfy its operating cash requirements for 2006 from its projected positive operating cash flows and existing cash balance. To the extent that future acquisitions, capital requirements, or any potential earn-out payment under the Windermere purchase agreement and related finder’s fee obligations require cash beyond our expected positive cash flows and existing cash balance over the next twelve months, the Company may utilize its Credit Facility with the bank or proceeds from the offering under the shelf registration, if consummated, or both. There can be no assurance that the Company will, or based on market factors or business activities that the Company will be able to, issue shares under the shelf registration statement or otherwise obtain financing on terms favorable to us, if at all.

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

Contractual Obligations and Commitments

Contractual Cash Obligations

Our contractual cash obligations increased to $22.2 million at December 31, 2005 from $13.4 million at December 31, 2004 due principally to Windermere operating leases acquired as part of the acquisition of Windermere on February 28, 2005, net of payments made during the twelve month period ended December 31, 2005. The following table shows, for each period indicated, our contractual obligations. We have no contractual cash obligations due after 2013.

	2006	2007	2008	2009	2010–2013
(In thousands)
Operating leases	$4,738	$4,722	$3,970	$2,673	$5,773
Capital leases, including interest	37	37	19	—	—

Total	$4,775	$4,759	$3,989	$2,673	$5,773

The Company entered into leases for production and office space in Maryland in connection with the work on its largest program. The leases are for seven years ending approximately April 2011 and total rent is approximately $6.3 million. The leases contain normal clauses for payment of operating, real estate and common area maintenance over base year amounts and provide for a one-time option to terminate the leases after 4 years from the commencement date of the respective lease. In February 2006, we signed a lease to expand this facility by approximately 26,000 square feet.

In connection with these leases, the Company provided approximately $3 million to the landlord to finance special security-related leasehold improvements. The Company has recorded a note receivable in connection with the lease as the landlord is repaying the funds over 39 months at 7% interest.

Prior to our acquisition of Windermere, Windermere leased certain office facilities from an entity in which certain members of the sellers had significant interests. As part of the acquisition agreement, Essex leased the facility from an entity in which a current non-executive employee has an ownership interest. In addition, Stephen E. Tate, an Executive Vice President of Essex, is the son of Raymond T. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, is the brother of three of the members of the entity, but does not have a direct ownership interest in the entity. The lease is for 68,853 square feet and runs through February 28, 2009. The annual rent is approximately $900,000 through 2008 and $150,000 in 2009. In 2005, the Company paid approximately $703,000 for the 10 months of occupancy since acquisition. The total rent obligation is approximately $2.8 million and is included in our contractual cash obligations.

The Company has several other office facilities under long-term leases which expire in 2013. The leases contain provisions to pay for proportionate increases in operating costs and property taxes. In addition, facilities leases often include a provision to remove, at the option of the landlord, any security-related leasehold improvements. Because the Company currently considers such an option unlikely due to the dearth of such space, no provision has been made in the financial statements for this contingency.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no variable rate debt outstanding as of December 31, 2005.

Our exposure to market risk relates to changes in interest rates on our cash investments. At December 31, 2005, such cash investments were $19.4 million and averaged $18.5 million during the year. Presently, such cash investments earn approximately 4% per annum. Based upon our cash investments for fiscal 2005, a hypothetical 1% increase or decrease in interest rates would have increased or decreased income by $10,000 for every $1.0 million invested and would have increased or decreased our annual cash flow and interest income by a comparable amount.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a)(1) in Part IV of this Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to give reasonable assurance that information we disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management including our principal executive and financial officers, to allow timely decisions regarding disclosure and that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In light of the recentness of the consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal controls of the Windermere subsidiary, and in reliance upon SEC staff interpretive guidance, Essex’s management has excluded the disclosure controls and procedures of the Windermere subsidiary from its evaluation.

Changes in Internal Control Over Financial Reporting

Excluding the changes discussed below in connection with the integration of Windermere’s system of internal control over financial reporting into our own system, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. In light of the recentness of the consummation of the Windermere acquisition and management’s ongoing evaluation and corrective action with respect to the internal controls of the Windermere subsidiary, and in reliance upon SEC staff interpretive guidance, management’s evaluation of internal control over financial reporting as of December 31, 2005 excluded an evaluation of the internal control over financial reporting of our Windermere subsidiary because we did not have sufficient time to integrate Windermere’s system of internal control over financial reporting and to make an assessment of the design and operation of those internal controls using the COSO Framework. Windermere had total assets of $85.4 million and total revenues of $76.8 million included in the consolidated financial statements of Essex as of and for the year ended December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Stegman & Company, an independent registered public accounting firm, as stated in their report which is included herein.

Windermere Subsidiary

As mentioned above, in reliance upon SEC staff interpretive guidance, Essex’s management has excluded the disclosure controls and procedures and the internal control over financial reporting of the Windermere subsidiary from management’s evaluation of our overall disclosure controls and procedures and our overall internal control over financial reporting.

As disclosed in our quarterly reports on Form 10-Q for the three month periods ended March 31, 2005, June 30, 2005 and September 30, 2005, we identified certain material weaknesses in the internal control over financial reporting of our recently acquired Windermere subsidiary. Those weaknesses, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties of financial personnel and inadequate financial management systems. In light of those weaknesses, in an effort to remediate and integrate Windermere’s internal controls, we made certain organizational and personnel changes in the period ended December 31, 2005. These included altering the organizational structure of Windermere, evaluating and planning training programs for financial management personnel, hiring new financial personnel, and changing reporting structures in a manner designed to provide more direct reporting from Windermere financial personnel to Essex financial personnel. We believe these have resulted in an overall improvement in the internal controls over financial reporting for Windermere. We also believe additional remediation is necessary. For instance, budgetary analysis and processes at Windermere require further strengthening and refinement to be better integrated with, and to be brought up to, overall industry standards to which we adhere. In February 2006, we implemented a new general ledger and budgetary system company-wide. We expect additional improvements in Windermere’s internal controls over financial reporting will be made as the financial personnel training programs progress and financial policies and procedures are adopted company-wide. We expect that these measures will be implemented in the first and second quarters of fiscal 2006. In addition, we undertook additional review procedures to assure that the financial statements for three and twelve month periods ended December 31, 2005 are in accordance with U.S. GAAP.

Limitations on the Effectiveness of Controls

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Essex Corporation and Subsidiaries

Columbia, Maryland

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Essex Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired The Windermere Group, LLC on February 28, 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, The Windermere Group’s internal control over financial reporting associated with total assets of $85.4 million and total revenues of $76.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of The Windermere Group, LLC.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the fiscal years ended December 31, 2005, December 31, 2004 and December 28, 2003 and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland

March 15, 2006

Item 9B.	Other Information

The Company terminated its Restricted Stock Bonus Plan on February 23, 2006, as referenced under Item 11, Executive Compensation.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors, and their respective ages and positions, are set forth below.

Name	Age	Position
Leonard E. Moodispaw	63	President; Chief Executive Officer, Chairman and Director
Terry M. Turpin	63	Sr. Vice President; Chief Scientist and Director
James J. Devine	66	Executive Vice President and General Manager
Lisa G. Jacobson	47	Executive Vice President and Chief Financial Officer
Kimberly J. DeChello	44	Vice President, Chief Administrative Officer and Secretary
Edwin M. Jaehne	53	Vice President and Chief Strategy Officer
Ronald M. Klash	43	Vice President, Treasurer and Controller
Rudolf Liskovec	53	Vice President
Diane Moberg	50	Vice President
Stephen E. Tate	55	Executive Vice President
John G. Hannon	68	Director
Robert W. Hicks	68	Director
Anthony M. Johnson	51	Director
Ray M. Keeler	74	Director
Marie S. Minton	44	Director
Arthur L. Money	66	Director

Leonard E. Moodispaw, President, Chief Executive Officer and Director of Essex, rejoined Essex in 1998. Mr. Moodispaw became Chairman of the board of directors in November 2005. He held the office of Chief Operating Officer until September 2000 when he was elected Chief Executive Officer. Mr. Moodispaw was an employee and consultant with Essex during 1988 to 1993. From 1988 to 1993, he was President of the former Essex subsidiary, System Engineering and Development Corporation, or SEDC, and later served as Essex Chief Administrative Officer and General Counsel. From April 1994 to April 1998, Mr. Moodispaw was President of ManTech Advanced Systems International, Inc., a subsidiary of ManTech International Corporation. From 1965 to 1978, Mr. Moodispaw was a senior manager in the National Security Agency, or NSA. After leaving the NSA he was engaged in the private practice of law. He is the Founder of the Security Affairs Support Association that brings government and industry together to solve problems of mutual interest. He also serves as a member of the board of directors of Griffin Services, Inc., a subsidiary of Vosper-Thornycroft, a UK company. He received a Bachelor of Science degree in Business Administration from the American University in Washington, D.C. in 1965, a Master of Science degree in Business Administration from George Washington University in Washington D.C. in 1969 and Juris Doctor in Law from the University of Baltimore, Maryland in 1977. He is still growing older but not up, enjoys Rock ‘n’ Roll, chocolate and Key West, Florida. He takes pride in accomplishing things.

Terry M. Turpin was elected a Director of Essex in January 1997 and became our Senior Vice President and Chief Scientist positions he has held since 1996. He joined Essex through merger with SEDC where he was Vice President and Chief Scientist from September 1984 through June 1989. Currently Mr. Turpin is the Chairman of the Industrial Advisory Board for the Optoelectronic Computing Center at the University of Colorado. From December 1983 to September 1984 he was an independent consultant. From 1963 through December 1983, Mr. Turpin was employed by NSA. He was Chief of the Advanced Processing Technologies Division for ten years. He holds patents for optical computers and adaptive optical components. Mr. Turpin represented the NSA on the Tri-Service Optical Processing Committee organized by the Under Secretary of Defense for Research and Engineering. He received a Bachelor of Science degree in Electrical Engineering from the University of Akron in 1966 and a Master of Science degree in Electrical Engineering from Catholic University in Washington, D.C. in 1970.

James J. Devine, Executive Vice President and General Manager for the Company, joined Essex in February 2004. From November 2000 through January 2004 he was a Principal at Booz Allen Hamilton leading the Corporate Enterprise and Mission Operations lines of business supporting the intelligence community. From 1964 to 2000, Mr. Devine was a senior executive at the NSA. He served three overseas assignments in Europe and Asia and led two of the major NSA Directorates during his 36 year career. He holds a Bachelor of Science in Engineering from Johns Hopkins University and a Master of Engineering Administration from George Washington University. He is a graduate of the National War College. He enjoys golf (despite never having broken 100), hiking, cross country skiing, and travel.

Lisa G. Jacobson, Executive Vice President and Chief Financial Officer for the Company, joined Essex in July 2004. From 2000 to spring of 2004 she was Chief Financial Officer for ACS Government Services, Inc., or ACS-GS, a subsidiary of ACS, Inc. She continued as Chief Financial Officer following the acquisition of ACS-GS by Lockheed Martin Government Services Group, Inc. in 2003 until her departure in spring 2004. ACS-GS provided commercial solutions as well as engineering and technology services to the U.S. Government and other customers. Annual revenue for ACS-GS for fiscal 2003 was reported by the company to be approximately $700 million. From 1990 to November 2000, Ms. Jacobson was Director, Accounting and Financial Management Division of the U.S. Government Accountability Office, or GAO. From 1979 to 1987, and from 1989 to 1990 she was employed by Deloitte & Touche, where her final position was Senior Manager. She was a GAO Fellow from 1987 to 1989. She is a Certified Public Accountant and holds a Bachelor Degree in Accounting from Oklahoma State University.

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

Edwin M. Jaehne joined Essex as Vice President and Chief Strategy Officer in 2003. He is the acting General Manager of our Commercial Products Group. He is a veteran entrepreneur with over 20 years of international experience as an executive of information technology companies. He is experienced in creating rapid growth companies as well as in the strategic acquisition and merger of companies to form strong solutions focused companies in both the communications and government markets. As Chief Strategy Officer, Mr. Jaehne is focused on the strategic growth of Essex, expanding on existing technology and capabilities, and creating product and service lines for both the commercial and government markets. From 2000 until 2003 he operated a consulting sole proprietorship providing services to clients, including Essex. From 1996 until 2000 he served as either President or Chief Operating Officer of several information technology companies, where he led several successful mergers and acquisitions. He started his first company, Jaehne Associates, LTD (an information security consultancy), in 1983, which he sold in 1988 to ManTech International, Inc. From 1988 until 1996, he served as President of ManTech Strategic Associates, Ltd. In 1975 he earned two Bachelor of Arts degrees (Physics and Russian) from the University of Utah. Mr. Jaehne continued at the University of Utah to earn a Master of Arts degree in Physics in 1976. In 1977, he earned a Master of Arts in the History and Philosophy of Science at the University of Toronto, Toronto, Canada.

Ronald M. Klash joined Essex in November 2004 as Vice President and Controller. He was appointed Treasurer in May 2005. From August 2003 until joining Essex in 2004, he was Chief Financial Officer for ACS Educational Solutions, Inc., a subsidiary of ACS, Inc. and Senior Business Operations Manager for Lockheed Martin Government Services Group, Inc. From 1996 to August 2003, Mr. Klash was the Corporate Controller of ACS Government Services, Inc, or ACS-GS, and Intellisource Inc., a majority of the assets of which were purchased by ACS-GS. ACS-GS provided commercial solutions as well as engineering and technology services to the U.S. Government and other customers. Annual revenue for ACS-GS for fiscal 2003 was reported by the company to be approximately $700 million. Prior to joining Intellisource, Mr. Klash held various positions with Raytheon STX Corporation, U.S. Airways, Inc. and Computer Data Systems, Inc. (which was purchased by ACS-GS). He is a certified public accountant and holds a Bachelor of Science degree in Accounting from West Liberty State College in West Virginia. He enjoys golfing with his son.

Rudolf (Rudy) Liskovec joined Essex in 2003 as Vice President of Essex’s Technical Services Group. Mr. Liskovec provides leadership to Essex technology professionals that support enterprise-wide, life-cycle engineering and technical services, application development, systems integration and business process reengineering to systems of national importance. Mr. Liskovec has 25 years of international management and engineering experience where he has developed a track record of excellence in organizational development, operational and engineering management, business development, and systems engineering. During 2002-2003, Mr. Liskovec was President/CEO of Lisk Technical Services, LLC, a consulting firm to government contractors, including Essex. From 2001 to 2002, Mr. Liskovec was a director for the communications and networks group of General Dynamics and from 1993 to 2001 he was an Executive Vice President for ManTech International. He holds a Master of Science degree with honors in Computer Information Systems from Boston University, a Bachelor of Science degree, cum laude, in Computer Science from the University of Maryland and a Bachelor of Science degree, summa cum laude, in Business Management from the University of Maryland.

Diane Moberg joined Essex Corporation in December 2005 as Vice President, Risk Management. Prior to joining Essex she worked for ManTech International Corporation for 22 years in various finance and compliance positions, including Corporate Controller and Sr. Vice President of Corporate Compliance. During her career, Ms. Moberg also worked for five years collectively as a senior auditor with the Defense Contract Audit Agency, the Environmental Protection Agency and the National Security Agency. Ms. Moberg is a Certified Public Accountant and holds a Bachelor of Science Degree in Accounting from the University of Baltimore.

Stephen E. Tate joined Essex as Executive Vice President of Essex upon the acquisition of Windermere on February 28, 2005. From 2002 to 2004, he was a Vice President of Intelligence Community Information Technology Services for Lockheed Martin Information Technology. From 2000 to 2002, he was a Vice President for OAO Corporation with leadership responsibilities for corporate-wide programs in the development of IT requirements, technologies, and solutions in the federal and commercial marketplaces. Mr. Tate also held numerous management positions with the National Security Agency. He holds a Master of Science degree in Industrial Engineering and National Resource Management from the Industrial College of the Armed Forces, a Master of Science degree in Economics, from Hood College and a Bachelor of Science degree in Business Administration, Finance, Accounting and Economics from California State University. Mr. Tate is the son of Raymond T. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere.

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

Robert W. Hicks was elected a Director of Essex in August 1988. He has been an independent consultant since 1986. During this period he was engaged for three and one-half years by the State of Maryland Deposit Insurance Fund Corporation as Receiver of several savings and loan associations, first as an Agent and then as a Special Representative (both court-approved positions). He was a principal officer and shareholder in Asset Management & Recovery, Inc., a consulting firm which primarily provided services, directly and as a subcontractor, to the Resolution Trust Corporation and law firms engaged by the Resolution Trust Corporation. Mr. Hicks is a Director and the Corporate Secretary of the Kirby Lithographic Company, Inc., where he is also a consultant. In 1998 he formed Hicks Little Company, LLC for the purpose of conducting consulting activity.

Anthony M. Johnson was nominated by Mr. Moodispaw, reviewed and recommended by the independent directors, approved by the full board and elected a Director of the Company in April 2004. Dr. Johnson became the Director of the Center for Advanced Studies in Photonics Research in 2003 and is a Professor of Physics and a Professor of Computer Science & Electrical Engineering at the University of Maryland, Baltimore County. He was the Chairperson & Distinguished Professor of the Department of Applied Physics and Professor of Electrical and Computer Engineering at the New Jersey Institute of Technology from 1995 to 2003. From 1981 until 1995, he was a Member of Technical Staff at AT&T Bell Laboratories in Holmdel, NJ. In 2002, he served as the President of the Optical Society of America and is a Fellow of the American Physical Society, the American Association for the Advancement of Science, the Institute of Electrical and Electronics Engineers, the Optical Society of America, and a Charter Fellow of the National Society of Black Physicists. He received his B.S. in Physics, magna cum laude. in 1975 from Polytechnic Institute of New York, and his Ph.D. in Physics from City College of New York in 1981.

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

Marie S. Minton was elected a Director of Essex in December 2000. Ms. Minton is the founding partner of Transition Finance Strategies, LLC, an investment company that invests in small businesses in the professional services areas. From 1994 to June 2003, Ms. Minton was a Managing Director and the Chief Financial Officer of Global Environment Fund, an international private equity investment management firm. Before joining GEF, Ms. Minton was the Vice President of Finance for Clean Air Capital Markets Corporation, a boutique investment banking firm. From 1986 through 1993, Ms. Minton was an Audit Manager in the Entrepreneurial Services Division of Ernst & Young. Ms. Minton graduated from the University of Virginia in 1986 with a Bachelor of Science degree in Commerce. She is a member of the Virginia Society and American Institute of Certified Public Accountants, the Washington Society of Investment Analysts, or WSIA, and the CFA Institute. She serves as a faculty member for the WSIA’s CFA Education Program. Ms. Minton is a Certified Public Accountant and a Chartered Financial Analyst. Ms. Minton volunteers as a Girl Scout leader and a host family for the Children of Chernobyl program.

Arthur L. Money was elected a Director of Essex in January 2003. Mr. Money served as the Assistant Secretary of Defense for Command, Control, Communication and Intelligence (C3I) from October 1999 to April 2001. Prior to his Senate confirmation in that role, he was the Senior Civilian Official, Office of the Assistant Secretary of Defense for Command, Control, Communications and Intelligence from February 1998. Mr. Money also served as the Chief Information Officer for the Department of Defense from 1998 to 2001. From 1996 to 1998, he served as Assistant Secretary of the Air Force for Research, Development and Acquisition, and as CIO for the Air Force. Prior to his government service, Mr. Money held senior management positions (including President) with ESL Inc., a subsidiary of TRW, and the TRW Avionics and Surveillance Group. Mr. Money serves on numerous United States Government Panels, Boards and Commissions. He additionally serves on many U.S. Company Boards, Advisory Boards and Advisory Groups. Mr. Money is a member of the board of directors of the following public companies: Silicon Graphics, Inc., SafeNet, CACI International, Inc., Intelli-Check, Inc., Terremark Worldwide, Inc., Intevac, Inc., Federal Services Acquisition Corporation and SteelCloud, Inc. Mr. Money received a Bachelor of Science degree in Mechanical Engineering from San Jose State University in 1965, a Master of Science degree in Mechanical Engineering from University of Santa Clara in 1970 and attended the Harvard Executive Security Program in 1985 and the Program for Senior Executives at the Massachusetts Institute of Technology in 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership of equity securities of the Company with the SEC and to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Forms 5 with respect to its most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the respective reporting persons during the fiscal year ended December 31, 2005, other than one filing each, for one transaction each, by Mr. Raymond Tate, Mr. Stephen Tate and Mr. Terry Turpin.

Advisory Boards

We have two advisory boards, composed of recognized leaders in the intelligence community, defense industry and communications industry, to assist us in identifying opportunities to market our services and products from time to time.

National Programs Advisory Board

The National Programs Advisory Board provides us with strategic guidance from time to time concerning the application of our optoelectronic and signal processing technology for high priority national security projects. Members of this board routinely meet with our technical and business development teams to assist in identifying opportunities in the intelligence community. The following individuals are members of our National Programs Advisory Board:

Lieutenant General Claudia Kennedy (retired) is the first and only woman to receive this flag rank in the United States Army. She served in the U.S. Army with distinction for 32 years, culminating in her appointment as Deputy Chief of Staff for Intelligence from 1997 to 2000. During her career, General Kennedy received numerous awards and decorations including the National Intelligence Distinguished Service Medal, the Legion of Merit (three Oak Leaf Clusters), and the Women’s International Center’s 1998 Living Legacy Patriot Award. General Kennedy has been named to a list of “Best Women Role Models,” and Vanity Fair’s “Most Influential.” She was also named to Ladies Home Journal’s list of “100 Most Important Women”. General Kennedy has been honored for leadership and lifetime achievement by such organizations as Business and Professional Women (USA), Girl Scout Council of Hawaii, Women Executives and State Government, National Women’s Law Center, and the National Center for Women and Policy. She has received honorary degrees from Trinity College in Hartford, Connecticut, Rhodes College in Memphis, Tennessee, and Gannon University in Erie, Pennsylvania.

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

Technical Advisory Board

Our Technical Advisory Board provides us with valuable advice, experience and access from time to time. By introducing us to key participants in our industry, we are better able to promote our services and products. The following individuals are members of our Technical Advisory Board:

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

Dr. Paul Green is a well-known communications expert recognized as the progenitor of the all-optical network with the publication of his book, Fiber Optic Networks in 1993 by Prentice Hall. His career began at MIT Lincoln Labs where he developed the first operational spread spectrum system. In 1958 he was the co-inventor and co-developer of RAKE receivers that are now widely used in cellular code division multiple access technologies. In 1969, he became a senior manager at IBM Research Division where he later formed a team to develop the first wavelength division multiplexing network. He became the Director of the Optical Networking Technology Group at Tellabs in 1997 where he led a team to develop one of the first all-optical cross connect devices. Dr. Green is the past president of two Institute of Electrical and Electronics Engineers, or IEEE, professional societies, a member or chairman of several U.S. Government panels and editor of many IEEE publications. In 1981 he received the IEEE Pioneer Award and a National Academy of Engineering Award for his spread spectrum work. In 1994, Dr. Green received the Association of Computing Machinery SigComm Annual Award for data communications theory, protocols, architectures and technology.

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

Board Composition

Our board of directors consists of eight individuals. Directors are elected annually, and each director holds office for a one-year term. The board generally meets quarterly. Additionally, our bylaws provide for special meetings and, as also permitted by Virginia law, board action may be taken without a meeting upon unanimous written consent of all directors.

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

Audit Committee. Our audit committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act and composed of the following three directors: Messrs. Hicks and Keeler and Ms. Minton. Messrs. Hicks and Keeler and Ms. Minton are independent directors within the meaning of the independence standards of audit committee members of SEC Rule 10A-3(b) under the Exchange Act in addition to the current Nasdaq listing rules. The board of directors has determined that Ms. Minton is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended.

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

The board has implemented all necessary changes to the audit committee’s charter to comply with Nasdaq’s revised listing standards and may consider further changes to its charter and designated responsibilities as it deems necessary and appropriate. The Audit Committee held seven meetings in 2005. One member was absent from two of the seven meetings.

Ethics Committee. Mr. John G. Hannon and Mr. Leonard E. Moodispaw compose our ethics committee The primary responsibilities of the ethics committee are to:

•	Advise our management and the entire board of directors of means of ensuring that we adhere to the highest ethical standards in our day to day operations;

•	Ensure that a positive working environment is created and maintained for all our employees and that those employees are challenged to meet such a standard;

•	Provide a forum for advice to our management and any of our employees to consider ethical issues; and

•	Recommend to our management and the entire board of directors means of training managers and employees.

Code of Ethics

The Company has adopted a Code of Ethics which applies to all employees, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company has posted a copy of its Code of Ethics on its website at www.essexcorp.com. Any person may receive a copy of this Code of Ethics at no charge by contacting the Company’s Chief Administrative Officer, c/o Human Resources Department via mail, email or by phone at 1-800-533-7739.

In addition the Code of Ethics, the Company has established the INTOUCH network whereby employees may anonymously contact INTOUCH, an independent firm, to report activities or incidents that they believe may be contrary to Essex policies or that might be in violation of any laws or regulations related to Company operations. INTOUCH may be contacted via e-mail at tellessex@getintouch.com or by phone at 1-877-301-7248.

PERFORMANCE GRAPH

Comparison of 5 Year Cumulative Return Among Essex Corporation,

Communication Equipment Companies, Government IT Services Companies,

The S&P 500 and The Nasdaq Composite

The Stock Performance graph was plotted using the following data:

	Dec-00	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05
Essex Corporation	100.00	343.78	131.89	406.05	875.69	737.30
Communication Equipment Companies (1)	100.00	105.10	99.17	142.98	244.14	307.38
Government IT Services Companies (2)	100.00	101.79	196.78	182.59	256.54	322.53
S&P 500	100.00	86.96	66.64	84.22	91.79	82.49
Nasdaq Composite	10.000	60.71	47.93	32.82	49.23	53.46

(1)	Communication Equipment Companies include: Applied Signal Technology Inc., Harris Corp, Argon ST Inc.
(2)	Government IT Services Companies include: Anteon International Corp., CACI International Corp., Dynamics Research Corp., ManTech International Corp., Maximus Inc., MTC Technologies Inc., SI International Inc., SRA International Inc

Compensation

Philosophy. Nasdaq allows companies to have a separate Compensation Committee or have Independent Directors of the Board vote on compensation related items. The Board agreed as a whole to have Independent Directors act as the Compensation Committee beginning March 16, 2004. The Independent Directors of the Board recommend to the full Board the levels of compensation to be paid to the CEO and our executive officers and the full board of directors finally determines such compensation. The Directors performing these functions are Messrs. Hannon, Hicks, Johnson, Keeler and Money and Ms. Minton, all independent directors within the meaning of current NASD requirements.

REPORT OF THE INDEPENDENT DIRECTORS OF ESSEX CORPORATION ON

EXECUTIVE COMPENSATION

This is the report of a committee of independent directors (the “committee”) on compensation policies for executive officers and the Chief Executive Officer of Essex Corporation (the “Company”).

The Company’s executive compensation program is designed to attract and retain executives responsible for the Company’s long-term success, to reward executives for achieving both financial and strategic company goals, to align executive and stockholder interests through long-term, equity-based plans, and to provide a compensation package that recognizes individual contributions as well as overall business results. As a result, a substantial portion of each executive’s total compensation is intended to be variable and to be tied closely to the achievement of specific business objectives and corporate financial goals, as well as the attainment of the executive’s individual performance objectives. The Company’s executive compensation program also takes into account the compensation practices of companies with which Essex competes for executive talent.

The three key components of the Company’s executive compensation program are base salary, variable incentive compensation, and long-term incentive awards in the form of stock options. Overall compensation is intended to be competitive for comparable positions at the peer companies.

Base Salary. Each year a Company-wide target is set for merit increases. This is based upon the Company’s performance, which may include the Company’s financial performance relative to prior year plan, its competitive position and its prospects for the coming year, all in light of industry and economic conditions, as well as specific contractual agreements that provide for annual adjustments. Proposed executive salaries take this target into account along with the individual executive’s level of responsibility, experience and performance. In determining whether the proposed base salaries are appropriate, our committee compares them to salary compensation at comparably sized companies in the electronics and software industries on both the national level and the local area. To track these considerations, we rely on salary surveys conducted by third parties, SEC filings and our own knowledge of compensation at companies in this area. In fiscal 2005, the committee also retained a third party to advise it on appropriate salary levels for our executive officers.

It is our policy not to pay the Company’s chief executive officer at the highest level relative to his peers but rather to set his compensation on a basis relative to the other members of the Company’s senior management team. We believe that this gives the Company the opportunity to attract and retain talented managerial employees both at the senior executive level and below.

Bonus. The management incentive policy is designed to reward the Company’s executives for the achievement of shorter-term financial goals, principally increases in pre-tax income and gross revenue targets. It is our general philosophy that management be rewarded for their performance as a team in the attainment of these goals, rather than individually. Although each executive officer is eligible to receive an award under the plan, the granting of the awards to any individual or the officers as a group is entirely at the discretion of our committee. We may choose to award the bonus or not, and decide on the actual level of the award in light of all relevant factors after completion of the fiscal year.

At the beginning of fiscal 2005, our committee set guidelines for bonus awards based primarily upon the Company’s achievement of pre-tax income performance goals relative to the Company’s financial plan for fiscal 2005. The bonus payable to each executive officer for fiscal 2005 was based on a percentage of each officer’s base salary, depending on our achievement of the level of pre-tax income established in our financial plan for fiscal 2005, and the achievement of personal goals informally established with each of these executives such as achieving a specific product performance stage or receiving a strategically significant contract award. We believe this method of reward strikes the right balance between incentive and reward, without offering undue incentives to management to make short-term decisions that could be harmful in the long run.

Stock Option and Equity Incentive Programs. We intend that the Company’s stock option program be the primary vehicle for offering long-term incentives and rewarding and retaining the Company’s executives and key employees. Because of the direct relationship between the value of an option and the market price of the Company’s common stock, we believe that granting stock options motivates the executives to manage the Company in a manner that is consistent with the interests of the Company and its stockholders. Our goal is to enable members of the program to participate in the Company’s success commensurate with their contributions. We want the Company’s executives to achieve a meaningful equity stake in the Company through their participation in the option program.

The Company grants stock awards to key employees based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of awards to individual executives or employees. We generally grant stock awards in conjunction with our review of the individual performance of key executives, including the chief executive officer, and their contributions to the Company.

In each of the past three fiscal years, we have granted on average options to purchase 3.3% of the outstanding shares of the Company’s common stock. Of this amount, less than one quarter has been granted to the named executive officers, and the balance has been granted to other officers, directors, consultants and employees. During fiscal year 2005, approximately 620 employees received stock option awards to purchase an aggregate of 3.7% of the outstanding shares, including the named executive officers, who received options to acquire an aggregate of 110,500 shares or 14.1% of the total options granted in fiscal 2005.

In connection with the Company’s stock incentive plans, participants may use shares to exercise their options or to pay taxes at the applicable statutory minimum rate on non-statutory options. The purpose of this program is to encourage the Company’s officers to hold rather than sell their shares of common stock.

Perquisites. The Company’s executives are entitled to few benefits that are not otherwise available to all employees. In this regard it should be noted that does not provide pension arrangements, post-retirement health coverage, “golden parachutes”, or similar benefits for the Company’s executives or employees.

The perquisites the Company provided in fiscal 2005 are as follows. All employees who participated in the Essex Retirement Plan and Trust plan received an average of 4.0% in matching funds. Each of the executives participated in the 401(k) plan and received the full 4.5% match. Our health and insurance plans are the same for all employees and executives. The employees pay approximately 10% of the health premium. One named executive, James J. Devine, is provided with an annual physical as an additional perquisite. In addition, named executive officers are permitted a reimbursement of up to $500 for assistance in tax planning with respect to exercising stock options and the preparation of the alternative minimum tax forms.

Compensation of Chief Executive Officer. In fiscal year 2005, Leonard E. Moodispaw served as the Company’s chief executive officer. He received a salary of $288,496 and earned bonus compensation of $100,000. In determining whether or not to pay Mr. Moodispaw bonus compensation for fiscal 2005 and at what level to pay it, the committee used the criteria described above under “Bonus”.

Mr. Moodispaw routinely declines such perquisites available to all employees as reimbursement for mobile phone expenses, local mileage and tolls and tax planning expense reimbursement.

During 2005, we recommended the following compensation package for Mr. Moodispaw:

•	An increase in salary to $350,000 a year, retroactive to January 1, 2005.

•	An annual cash bonus of up to $150,000 based on targets established by the Independent Directors for each fiscal year.

•	An additional annual bonus, if net income targets are exceeded, payable 50% in cash and 50% in restricted stock that vests in one year.

•	A one-time cash bonus of $250,000 to compensate Mr. Moodispaw for achieving a variety of Company goals during his tenure as CEO; and certain periods during which he was employed by the Company but received little or no cash compensation for his services, because the Company was unable to pay cash compensation.

•	The grant of 400,000 performance-based common stock options with a graded vesting schedule over a 6-year period based on the achievement of certain revenue and net income targets.

To mitigate the impact to profitability and to ensure a sufficient cash bonus pool for other Management and employees, Mr. Moodispaw declined to accept the package proposed. Instead, after further discussions with Mr. Moodispaw, the Committee recommended and he accepted, an increase to salary to $350,000 beginning July 1, 2005 without the retroactive feature. In February 2006, Mr. Moodispaw and the committee agreed to the following benefits, in addition to the salary increase:

•	A bonus payment of $50,000 in lieu of the $150,000 annual cash bonus.

•	No stock or additional cash or stock bonus for exceeding net income targets.

•	A bonus payment of $50,000 in lieu of the $250,000 one-time bonus.

•	None of the 400,000 performance based stock options.

The Committee feels that the best long-term incentive for Mr. Moodispaw is the performance-based common stock option plan described above; thus, it has tasked Mr. Moodispaw, by April 30, 2006, to suggest appropriate timing for execution of such a plan.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid or accrued for services rendered during the last three fiscal years by the Chief Executive Officer and the five other most highly compensated executive officers who served as such at the end of, or during, the last fiscal year and whose total compensation exceeded $100,000.

Summary Compensation Table

Long-Term Compensation Awards
	Annual Compensation			Securities Underlying Options/SARs (#)
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		All Other Compensation ($)(2)
Leonard E. Moodispaw (3) President, CEO, Chairman and Director	2005 2004 2003	288,496 255,024 192,556	100,000 100,000 75,000	— — 30,000	45,989 12,966 5,777

Terry M. Turpin Senior Vice President, Chief Scientist and Director	2005 2004 2003	200,096 204,774 164,706	20,000 30,000 35,000	10,000 — 30,000	9,450 10,394 5,269

Rudolf Liskovec, Jr. (4) Vice President	2005 2004 2003	200,096 195,660 201,845	75,000 107,000 52,000	17,500 20,000 40,000	9,450 7,003 9,418

James J. Devine (5) Executive Vice President and General Manager	2005 2004	200,096 177,008	20,000 50,000	5,000 50,000	9,450 8,960

Lisa G. Jacobson (6) Executive Vice President and Chief Financial Officer	2005 2004	200,096 96,200	— 15,000	7,500 40,000	9,450 4,335

Stephen E. Tate (7) Executive Vice President	2005	175,051	—	21,000	2,878

(1)	Includes amounts deferred at the election of the named executive officer pursuant to Section 401(k) of the Internal Revenue Code (“401(k)”).

(2)	Represents matching 401(k) contributions made on behalf of the respective named executive officer pursuant to Essex’s Retirement Plan and Trust. Excludes other perquisites and benefits not exceeding the lesser of $50,000 or 10% of each named executive officer’s total annual salary and bonus.
(3)	Although employees may exceed their vacation accrual limits, within the calendar year, they may not carry over any accrual greater than that limit to the next calendar year. Any balance in excess of the accrual limit will be paid to employees in their paycheck following the final timesheet of the year. Mr. Moodispaw received vacation pay in the amount of $36,539 in January 2005. This amount is included in the All Other Compensation column above.
(4)	Mr. Liskovec was hired on May 5, 2003. Prior to that time, Mr. Liskovec was a self employed consultant on direct program work for Essex and was paid $4,620 in the period October – December 2002 and $90,860 in the period January 2003 – April 2003. The amount paid in 2003 for consulting is included in salary in the table above. Mr. Liskovec was paid signing and other bonuses in 2003 of $32,000.
(5)	Mr. Devine was hired on February 9, 2004.
(6)	Ms. Jacobson was hired on July 6, 2004.
(7)	Mr. Tate became an Executive Vice President of Essex upon the Windermere acquisition . Immediately prior to his employment with Essex and in connection with the acquisition of Windermere, pursuant to an oral agreement between Mr. Tate and Essex, Essex paid Mr. Tate a $1.7 million finder’s fee for the acquisition that is not included in the above compensation table. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, Mr. Tate will also receive and additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000. Mr. Tate’s current salary is $220,000.

Employee Benefit Plans

Defined Contribution Retirement Plans. The Company currently has two qualified defined contribution retirement plans.

The first is the Essex Corporation Retirement Plan and Trust is a qualified defined contribution retirement plan which includes a 401(k) salary reduction feature for its employees. This plan calls for an employer matching contribution of up to 4.5% of eligible employee compensation under the salary reduction feature and a discretionary contribution as determined by the board of directors. We did not make any discretionary contribution between 2002 and 2005. The total authorized contribution under the matching contribution feature of this plan was approximately $890,000 in 2005, $458,000 in 2004 and $130,000 in 2003. All employee contributions are 100% vested at all times and our contributions, prior to 2004, vested based on length of service. In accordance with the retirement plan and trust, as amended in 2004, employees vested 100% in our contributions. Vested contributions are distributable and benefits are payable only upon death, disability, retirement or break in service. Participants may request that their accrued benefits under the Section 401(k) portion of the plan be allocated among various investment options established by the plan administrator.

The second Company qualified defined contribution retirement plan is the Windermere 401(k) Plan. Participants under the plan may elect to defer their compensation by a specific percentage or dollar amount and have that amount contributed to the plan on a pre-tax basis as a salary deferral. The plan includes an employer matching contribution of up to 2%, increased on March 1, 2006, to 3.5% of gross compensation during the period of contribution. The total authorized contribution under the matching contribution feature of this plan was approximately $381,000 for plan year 2005. All employee and employer contributions are 100% vested. Plan balances are distributable and benefits are payable only upon death, disability, retirement or termination of employment. Participants allocate their deferrals among various investment options available within the plan’s portfolio as established by the plan administrator.

It is expected that the Windermere plan will be consolidated into the Essex plan by December 31, 2006.

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

Employee Incentive Performance Award Policy. We have an employee incentive performance award policy under which bonuses are distributed to employees. All employees are eligible to receive such awards under flexible criteria designed to compensate for superior division and individual performance during each fiscal year. Awards are generally recommended annually by management and approved by the board of directors. These awards may be constrained by our overall financial performance. In 2005, we paid or accrued approximately $1.0 million. Of that amount, $215,000 was included in the amount awarded under this plan to the persons named in the Summary Compensation Table. In 2004, we paid or accrued approximately $1.3 million, including the $302,000 awarded under this plan to the persons named in the Summary Compensation Table. In 2003, we paid or accrued approximately $269,000, including the $162,000 awarded to the persons named in the Summary Compensation Table, under this plan.

Restricted Stock Bonus Plan. Our restricted stock bonus plan allows for issuance to non-employee members of the board of directors and key employees selected by the board of directors of up to 50,000 shares of our common stock. Shares of restricted stock may be issued under the Plan subject to forfeiture during a restriction period, fixed in each instance by the board of directors, whereby all rights of the grantee to the stock terminate upon certain conditions such as cessation of continuous employment during the restriction period. Upon expiration of the restriction period, or earlier upon the death or substantial disability of the grantee, the restrictions applicable to all shares of restricted stock of the grantee expire. This plan also provides that we may advance loans to a grantee to pay income taxes due on the taxable value of shares granted under the plan. We have neither awarded any shares nor advanced any loans under the restricted stock bonus plan in 2005, 2004 or 2003. The plan was terminated by the board of directors on February 23, 2006.

Stock Option Plans. We have established several stock option and stock appreciation rights plans. These plans provide for the grant of options to purchase shares of our common stock which qualify as incentive stock options (under Section 422 of the Internal Revenue Code of 1986, as amended, or the Code) to persons who are our employees, as well as non-qualified options (which do not so qualify) to be issued to persons or consultants, including those who are not employees. These plans provide for awards which include, without limitation, options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units and dividend equivalent rights, and an award may consist of one such security or benefit, or any combination. The exercise price of an incentive stock option or non-qualified stock option under the plans may not be less than the “fair market value” of the shares at the time of grant; the appreciation base price of SARs are determined in the discretion of the board of directors except that the SAR appreciation base price may not be less than 100% of the fair market value of a share of common stock on the grant date.

Employee Stock Purchase Plan. We have an Employee Stock Purchase Plan, or ESPP, to provide our employees with an opportunity to purchase our common stock through accumulated payroll deductions and direct payments. The ESPP, established in 2004, qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Code. The purchase price per share for shares purchased under the ESPP is 85% of the fair market value per share of our common stock on the respective purchase date. One million of our unissued shares were reserved for the ESPP. The ESPP purchased 15,385 and 2,582 shares of our common stock on behalf of the employees in 2005 and 2004, respectively. The available balance in the ESPP as of February 28, 2006 is 982,033 shares.

We grant non-plan, non-qualified options from time to time directly to certain parties. In 2003, we issued such options for 30,000 shares to Terry Turpin, our Chief Scientist. We did not grant any non-plan, non-qualified options in 2005 or 2004.

The following table shows for the fiscal year ended December 31, 2005 for the persons named in the Summary Compensation Table, information with respect to options to purchase common stock granted during 2005.

Stock Option Grants

For Fiscal Year Ended December 31, 2005

Name	Number of Securities Underlying Options Granted		% Of Total Options Granted to Employees in 2005	Exercise Price Per Share		Expiration Date	Potential realizable value at assumed annual rates of stock price appreciation for option term
							5%		10%
Leonard E. Moodispaw	—		—		$—	—		$—		$—

Terry M. Turpin	5,000 700 4,300	(1) (2) (2)	0.6 0.1 0.5	$ $ $	17.23 16.94 16.94	01-23-12 12-29-12 12-29-10	$ $ $	121,222 16,685 92,967	$ $ $	167,882 23,108 117,313

Rudolf Liskovec	1,650 8,350 7,500	(3) (3) (2)	0.2 1.1 1.0	$ $ $	22.07 22.07 16.94	09-11-12 09-11-12 12-29-10	$ $ $	51,240 259,307 162,152	$ $ $	70,964 359,118 204,615

James J. Devine	5,000	(2)	0.6		$16.94	12-29-10		$108,101		$136,410

Lisa G. Jacobson	7,500	(2)	1.0		$16.94	12-29-10		$162,152		$204,615

Stephen E. Tate	20,000 1,000	(4) (2)	2.6 0.1	$ $	16.19 16.94	05-09-12 12-29-10	$ $	455,619 21,620	$ $	630,995 27,282

(1)	Such options became exercisable beginning January 24, 2005.
(2)	Such options became exercisable beginning December 30, 2005.
(3)	Such options became exercisable beginning September 12, 2005
(4)	Such options became exercisable beginning May 10, 2005

The following table shows for the fiscal year ended December 31, 2005 for the persons named in the Summary Compensation Table, information with respect to option/SAR exercises and fiscal year end values for unexercised options.

Aggregated Option Exercises and Option/SAR

Values for Fiscal Year Ended December 31, 2005

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End #		Value of Unexercised In-the-Money Options at FY-End $ (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Leonard E. Moodispaw	—	$—	395,000	—	$5,752,300	$—
Terry M. Turpin	—	$—	232,000	—	$3,122,370	$—
Rudolf Liskovec	53,953	$1,076,138	33,547	—	$138,167	$—
James J. Devine	14,889	$181,990	5,000	23,800	$550	$205,870
Lisa G. Jacobson	—	$—	47,500	—	$351,325	$—
Stephen E. Tate	—	$—	7,175	13,825	$5,421	$11,890

(1)	Market value of underlying securities based on the closing price of Essex’s Common Stock on December 30, 2005 (last trading day of fiscal 2005) on the Nasdaq National Market of $17.05 minus the exercise price.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Director Compensation

Employee members of the board of directors receive no additional compensation for their participation on the board of directors. Non-employee members of the board of directors receive a maximum of $1,500, which was increased with the approval of the board of directors on February 23, 2006 to $2,000, for each board meeting and $750 for each board committee meeting they attend. Such members are also reimbursed for travel expenses incurred in connection with their attendance at board and committee meetings. Two members of the board of directors, Marie S. Minton and Arthur L. Money, receive $1,500, which was increased with the approval of the board of directors on February 23, 2006 to $2,000, per month for providing additional advisory services to the Chief Executive Officer and the Chief Financial Officer. In addition, all members of the board of directors are eligible to participate in the Company’s stock option plans. Mr. Hannon has waived his right to receive any board fees.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and accompanying notes set forth as of March 10, 2006, information with respect to the beneficial ownership of the Company’s voting securities by (i) each person or group who beneficially owns more than 5% of the voting securities, (ii) each of the directors of the Company, (iii) each of the officers of the Company named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner*	Amount and Nature of Beneficial Ownership (1)	Percentage of Outstanding Shares of Common Stock Beneficially Owned
John G. Hannon (2)	1,949,498	9.1
Terry M. Turpin (3)	497,193	2.3
Leonard E. Moodispaw (4)	456,450	2.1
Lisa G. Jacobson (5)	47,500	**
Rudy Liskovec (6)	33,547	**
James J. Devine (7)	16,900	**
Stephen E. Tate (8)	13,350	**
Robert W. Hicks (9)	78,700	**
Anthony M. Johnson (10	7,000	**
Ray M. Keeler (11)	43,500	**
Marie S. Minton (12)	21,000	**
Arthur L. Money (13)	36,000	**
The Hannon Family LLC (14)	1,438,973	6.7
Franklin Resources, Inc. (15)	1,326,530	6.2
Brookside Capital Partners Fund, L.P. (16)	1,231,000	5.7
AXA Financial, Inc (17)	1,171,140	5.5
All Directors and Executive Officers as a Group (16 persons) (18)	3,334,619	14.8

*	Except as noted below, all beneficial owners are directors and/or officers of the Company and can be reached c/o Essex Corporation, 6708 Alexander Bell Drive, Columbia, MD 21046.

**	Less than 1%.

(1)

The shares listed above and included in the footnotes below include options and rights to acquire shares within sixty (60) days and shares held of record by the Essex Corporation Retirement Trust as to which shares the respective participant has disposition and voting rights. The percentage ownership is computed based upon the number of shares which would be outstanding if such options and rights were exercised.

(2)	John G. Hannon is a Director of the Company. Of the shares of Common Stock shown as beneficially owned, 510,525 are owned directly by Mr. Hannon. In addition, The Hannon Family LLC owns 1,438,973 shares of Common Stock which may be deemed to be beneficially owned by Mr. Hannon.
(3)	Terry M. Turpin is a Director, Senior Vice President and Chief Scientist of the Company. Of the shares shown as beneficially owned, 232,000 represent presently exercisable rights to acquire Common Stock through stock options.
(4)	Leonard E. Moodispaw is President, Chairman of the Board, Chief Executive Officer and a Director of the Company. Of the shares shown as beneficially owned, 395,000 represent presently exercisable rights to acquire Common Stock through stock options.
(5)	Lisa G. Jacobson is Executive Vice President and Chief Financial Officer of the Company. Of the shares shown as beneficially owned, 47,500 represent presently exercisable rights to acquire Common Stock through stock options.
(6)	Rudy Liskovec is Vice President of the Company. Of the shares shown as beneficially owned, 33,547 represent presently exercisable rights to acquire Common Stock through stock options.
(7)	James J. Devine is Executive Vice President and General Manager of the Company. Of the shares shown as beneficially owned, 16,900 represent presently exercisable rights to acquire Common Stock through stock options.
(8)	Stephen E. Tate is Executive Vice President of the Company. Of the shares shown as beneficially owned, 13,350 represent presently exercisable rights to acquire Common Stock through stock options.
(9)	Robert W. Hicks is a Director of the Company. Of the shares shown as beneficially owned, 38,500 represent presently exercisable rights to acquire Common Stock through stock options.
(10)	Anthony M. Johnson is a Director of the Company. Of the shares shown as beneficially owned, 7,000 represent presently exercisable rights to acquire Common Stock through stock options.
(11)	Ray M. Keeler is a Director of the Company. Of the shares shown as beneficially owned, 34,500 represent presently exercisable rights to acquire Common Stock through stock options.
(12)	Marie S. Minton is a Director of the Company. Of the shares shown as beneficially owned, 21,000 represent presently exercisable rights to acquire Common Stock through stock options.
(13)	Arthur L. Money is a Director of the Company. Of the shares shown as beneficially owned, 36,000 represent presently exercisable rights to acquire Common Stock through stock options.
(14)	Consists of 1,438,973 shares directly held by The Hannon Family LLC. Mr. John G. Hannon is the managing person of this entity.
(15)	Based on a Schedule 13G filed with the SEC on February 7, 2006. Franklin Resources, Inc. address is One Franklin Parkway, Building 920, San Mateo, CA 94403.
(16)	Based on a Schedule 13G filed with the SEC on February 21, 2006. Brookside Capital Partners Fund, L.P., address is 111 Huntington Avenue, Boston, MA 02199.
(17)	Based on a Schedule 13G filed with the SEC on February 14, 2006. AXA Financial Inc, address is 1290 Avenue of the Americas, New York, NY 10104.
(18)	Of the shares shown as beneficially owned, 992,697 represent presently exercisable rights to acquire Common Stock through stock options.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to our acquisition of Windermere, Windermere leased certain office facilities from an entity in which certain members of the sellers had significant interests. As part of the acquisition agreement, Essex leased the facility from an entity in which a current non-executive employee has an ownership interest. In addition, Stephen E. Tate, an Executive Vice President of Essex, is the son of Raymond T. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, is the brother of three of the members of the entity, but does not have a direct ownership interest in the entity. The lease is for 68,853 square feet and runs through February 28, 2009. The annual rent is approximately $900,000 through 2008 and $150,000 in 2009. In 2005, the Company paid approximately $703,000 for the 10 months of occupancy since acquisition. The total rent obligation is approximately $2.8 million and is included in our contractual cash obligations.

In addition, pursuant to an oral agreement between Stephen E. Tate, who became an Executive Vice President of Essex upon the Windermere acquisition, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000.

During 2005, Stephen E. Tate, the son of Raymond T. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, received $175,051 in salary and options to purchase 21,000 shares of Essex Common Stock, of which 13,350 are vested as of March 1, 2006. Stephen E. Tate also participates in employee benefit plans available to all employees, including, without limitation, the Windermere 401(k) plan.

Michelle Moodispaw, the daughter of Leonard E. Moodispaw, President, CEO and Chairman of the Board of Directors of the Company, was hired as part-time Associate General Counsel of the Company on June 29, 2005. During 2005, Ms. Moodispaw received $20,547 in salary and options to purchase 1,000 shares of Essex Common Stock, which are fully vested. Ms. Moodispaw also participates in employee benefit plans available to all employees, including, without limitation, the Essex Corporation Retirement Plan and Trust.

Raymond D. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, the father of Stephen E. Tate, has been retained as a consultant and is remunerated on an hourly basis.

Our board of directors has adopted a policy that transactions over $60,000 between Essex and our officers, directors, principal shareholders and their affiliates must be (i) approved by a majority of the disinterested directors and (ii) on terms no less favorable to us than could be obtained from unaffiliated third parties.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company uses Stegman & Company (“Stegman”) as its principal accountant. The following table shows the fees that were billed to the Corporation by Stegman for professional services rendered for the fiscal years ended December 31, 2005 and December 31, 2004.

Fee Category	2005	2004
(In thousands)
Audit Fees	$89	$50
Audit-Related Fees	62	69
Tax Fees	15	13
All Other Fees	2	—

Total Fees	$168	$132

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

Tax Fees

In 2005, this category includes fees for tax return preparation and related tax services and in 2004, this category includes fees for tax return preparation and related tax services and tax advice and tax planning.

All Other Fees

This category includes fees for products and services provided by Stegman that are not included in the services reported above and out-of-pocket expenses consisting primarily of travel expenses.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements
		Report of Independent Registered Public Accounting Firm			68
		Consolidated Balance Sheets			69-70
		Consolidated Statements of Operations			71
		Consolidated Statements of Changes in Shareholders’ Equity			72
		Consolidated Statements of Cash Flows			73
		Notes to Consolidated Financial Statements			74-92
	(2)	Exhibits
		(i)	Exhibit2—Plans of Acquisition
			2.1	Agreement and Plan of Merger among Essex Corporation, CSI Acquisition Corp., Computer Science Innovations, Inc and Computer Science Innovations Employee Stock Ownership Plan dated as of April 19, 2004 and executed on April 28, 2004	A
			2.2	Asset Purchase Agreement by and between Essex Corporation and the Performance Group, Inc. (“PGI”) dated as of June 3, 2004.	B
			2.3	Purchase Agreement By and Among Essex Corporation, The Windermere Group, LLC, Windermere HDS, LLC, Windermere Information Technology Systems, LLC and the Sellers of The Windermere Group, LLC dated February 28, 2005	C
		(i)	Exhibit 3(i)—Articles of Incorporation		D
			Exhibit 3(i)—Articles of Amendment		D
			Exhibit 3(ii)—By-Laws, as amended		E
		(ii)	Exhibit 4—Instruments defining the Rights of Holders
			4.3	Specimen of Common Stock Certificate	F
		(iii)	Exhibit 10—Material Contracts
			10.4	Option and Stock Appreciation Rights Plan	F
			10.7	Defined Contribution Retirement Plan	F
			10.8	Incentive Performance Award Policy	F
			10.13	Registration Rights Agreement	F
			10.15	1996 Stock Option and Appreciation Rights Plan	G
			10.22	1998 Stock Option and Appreciation Rights Plan	H
			10.23	1999 Stock Option and Appreciation Rights Plan	I
			10.24	2000 Stock Option and Appreciation Rights Plan	J
			10.26	2001 Stock Option and Appreciation Rights Plan	L
			10.27	2002 Stock Option and Appreciation Rights Plan	M
			10.28	2004 Stock Incentive Plan	D
			10.29	2004 Employee Stock Purchase Plan	D
			10.30	2004 Stock Incentive Plan (as amended and restated February 22 2005)	N
			10.31	Amended and Restated Revolving Line of Credit Loan and Security Agreement dated June 30, 2005	O
		(iv)	Exhibit 23—Consent of Experts and Counsel
			23.1	Consent of Independent Registered Public Accounting Firm	93
		(v)	Exhibit 31—Rule 13a-14(a)/15d-14(a) Certifications
			31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer	94
			31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	95
		(vi)	Exhibit 32—Section 1350 Certifications
			32.1	Section 1350 Certification of the Chief Executive Officer	P
			32.2	Section 1350 Certification of the Chief Financial Officer	P

	(vii)	Exhibit99
		(a)	Securities Purchase Agreement dated September 7, 2000	Q
		(b)	Registration Rights Agreement dated September 7, 2000	Q
		(c)	Common Stock Purchase Warrants dated September 12, 2000	Q
(3)	FinancialStatement Schedules
None

A	Filed as Exhibit to Registrant’s Form 8-K dated April 30, 2004
B	Filed as Exhibit to Registrant’s Form 8-K dated June 28, 2004
C	Filed as Exhibit to Registrant’s Form 8-K dated February 28, 2005
D	Filed as Exhibit to Form 10-Q dated November 8, 2004
E	Filed as Exhibit 3(ii) to Registrant’s Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920
F	Filed as Exhibit to Registrant’s Registration Statement on Form SB-2 filed October 17, 1994, Registration No. 33-82920
G	Filed as Exhibit to Registrant’s Form 8-K dated November 13, 1996
H	Filed as Exhibit to Form Def 14a—Definitive Proxy Statement dated October 12, 1998
I	Filed as Exhibit to Form Def 14a—Definitive Proxy Statement dated October 11, 1999
J	Filed as Exhibit to Form Def 14a—Definitive Proxy Statement dated November 10, 2000
K	Filed as Exhibit to Registrant’s Form 8-K dated December 12, 2001
L	Filed as Exhibit to Form Def 14a—Definitive Proxy Statement dated May 23, 2001
M	Filed as Exhibit to Form Def 14a—Definitive Proxy Statement dated October 10, 2002
N	Filed as Exhibit to Form Def 14a—Definitive Proxy Statement dated April 12, 2005
O	Filed as Exhibit to Form 10-Q dated August 15, 2005
P	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.
Q	Filed as Exhibit to Registrant’s Form 8-K dated September 20, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESSEX CORPORATION

(Registrant)

By:	/S/ LEONARD E. MOODISPAW
Leonard E. Moodispaw President and Chief Executive Officer; Principal Executive Officer March 16, 2006

By:	/S/ LISA G. JACOBSON
Lisa G. Jacobson Executive Vice President and Chief Financial Officer; Principal Financial and Accounting Officer March 16, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ JOHN G. HANNON John G. Hannon, Director March 16, 2006	/S/ MARIE S. MINTON Marie S. Minton, Director March 16, 2006

/S/ ROBERT W. HICKS Robert W. Hicks, Director March 16, 2006	/S/ ARTHUR L. MONEY Arthur L. Money, Director March 16, 2006

/S/ RAY M. KEELER Ray M. Keeler, Director March 16, 2006	/S/ LEONARD E. MOODISPAW Leonard E. Moodispaw, Director March 16, 2006

/S/ ANTHONY M. JOHNSON Anthony M. Johnson, Director March 16, 2006	/S/ TERRY M. TURPIN Terry M. Turpin, Director March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Essex Corporation and Subsidiaries

Columbia, Maryland

We have audited the accompanying consolidated balance sheets of Essex Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the fiscal years ended December 31, 2005, December 31, 2004 and December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and cash flows for the fiscal years ended December 31, 2005, December 31, 2004 and December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stegman & Company

Baltimore, Maryland

March 15, 2006

ESSEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND DECEMBER 31, 2004

(In thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets
Cash and cash equivalents	$27,562	$105,094
Accounts receivable, net	39,229	10,198
Note receivable—current portion	852	594
Deferred tax assets—current portion	4,097	—
Prepayments and other	1,771	506

Total Current Assets	73,511	116,392

Property and Equipment
Computers and special equipment	11,538	2,667
Furniture, equipment and other	6,229	1,174

	17,767	3,841
Accumulated depreciation and amortization	(4,019)	(1,544)

Net Property and Equipment	13,748	2,297

Other Assets
Goodwill	71,935	11,842
Patents, net	378	313
Other intangible assets, net	5,569	2,294
Note receivable—non-current	1,314	2,045
Deferred tax assets—non-current	820	—
Other	1,308	383

Total Other Assets	81,324	16,877

TOTAL ASSETS	$168,583	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND DECEMBER 31, 2004

(In thousands)

	December 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,925	$3,643
Accrued wages and vacation	4,400	1,846
Accrued retirement plans contribution payable	815	236
Other accrued expenses	14,282	2,255
Capital leases	27	12

Total Current Liabilities	25,449	7,992

Long-Term Debt	55	29

Total Liabilities	25,504	8,021

Shareholders’ Equity
Common stock, no par value; 50 million shares authorized, 21,438 and 20,917 shares issued and outstanding, respectively	140,278	137,531
Additional paid-in capital	6,232	2,000
Accumulated deficit	(3,431)	(11,986)

Total Shareholders’ Equity	143,079	127,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$168,583	$135,566

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED

DECEMBER 31, 2005, DECEMBER 31, 2004 AND DECEMBER 28, 2003

(In thousands, except per share amounts)

	2005	2004	2003
Revenues:
Services and products	$135,577	$55,422	$16,286
Purchased materials	24,224	15,049	—

Total	159,801	70,471	16,286

Costs of goods sold and services provided:
Services and products	(93,436)	(41,261)	(10,389)
Purchased materials	(22,541)	(14,569)	—

Total	(115,977)	(55,830)	(10,389)

Gross Margin	43,824	14,641	5,897
Selling, general and administrative expenses	(30,198)	(11,129)	(4,905)
Research and development expenses	(2,815)	(1,038)	(403)
Amortization of other intangible assets	(3,504)	(523)	(381)

Operating Income	7,307	1,951	208
Interest/dividend income (expense), net	1,314	332	(68)

Income Before Income Taxes	8,621	2,283	140
Provision for income taxes	(66)	(10)	—

Net Income	$8,555	$2,273	$140

Basic Earnings Per Common Share	$0.40	$0.15	$0.02

Diluted Earnings Per Common Share	$0.38	$0.13	$0.01

Weighted Average Number of Shares
Basic	21,210	15,603	8,706
Effect of dilution—Stock options	1,546	1,543	1,092

Diluted	22,756	17,146	9,798

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, DECEMBER 31, 2004

AND DECEMBER 28, 2003

(In thousands)

	Common Stock		Prepaid Warrant	Additional Paid-In Capital	Accumulated Deficit	Total Share- Holder’s Equity
	Shares	Amount
BALANCE, DECEMBER 29, 2002	7,790	$12,707	$50	$2,000	$(14,399)	$358
Common stock sold	4,000	31,391	—	—	—	31,391
Stock warrants exercised, net	2,000	1	—	—	—	1
Conversion of note payable	192	552	—	—	—	552
Acquisition of company	1,105	4,020	—	—	—	4,020
Stock options exercised	141	316	—	—	—	316
Retired shares/cashless stock option tender	(4)	(33)	—	—	—	(33)
Prepaid warrant converted	17	50	(50)	—	—	—
Net income	—	—	—	—	140	140

BALANCE, DECEMBER 28, 2003	15,241	49,004	—	2,000	(14,259)	36,745
Common stock sold	5,718	87,722	—	—	—	87,722
Stock warrants exercised, net	16	—	—	—	—	—
Stock compensation	—	18	—	—	—	18
Stock options exercised	369	841	—	—	—	841
Employee stock purchase plan	3	46	—	—	—	46
Retired shares/cashless stock option tender	(7)	(100)	—	—	—	(100)
Returnable contingent shares	(422)	—	—	—	—	—
Net income	—	—	—	—	2,273	2,273

BALANCE, DECEMBER 31, 2004	20,918	137,531	—	2,000	(11,986)	127,545
Stock compensation	—	84	—	—	—	84
Stock options exercised	518	2,640	—	—	—	2,640
Employee stock purchase plan	15	287	—	—	—	287
Retired shares/cashless stock option tender	(13)	(264)	—	—	—	(264)
Tax benefit of stock options	—	—	—	4,232	—	4,232
Net income	—	—	—	—	8,555	8,555

BALANCE, DECEMBER 31, 2005	21,438	$140,278	$—	$6,232	$(3,431)	$143,079

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005, DECEMBER 31, 2004

AND DECEMBER 28, 2003

(In thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net Income	$8,555	$2,273	$140
Adjustments to reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Depreciation and patent amortization	2,491	463	187
Amortization of other intangible assets	3,504	523	380
Stock compensation expense	84	—	—
Contract reserve/account allowance	45	240	120
Deferred tax benefit	(114)	—	—
Other	—	—	53
Change in Assets and Liabilities:
Accounts receivable	(13,579)	(4,110)	(2,256)
Prepayments and other assets	(1,407)	(299)	26
Accounts payable	(691)	2,759	(67)
Accrued wages, vacation and retirement	889	575	684
Other accrued expenses	9,923	911	505

Net Cash Provided By (Used In) Operating Activities	9,700	3,335	(228)

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(71,871)	(14,113)	(309)
Purchases of property and equipment	(10,219)	(2,044)	(194)
Proceeds from sale of property and equipment	—	—	2

Net Cash Used In Investing Activities	(82,090)	(16,157)	(501)

Cash Flows From Financing Activities:
Sales of common stock	(82)	87,804	31,391
Note receivable	278	(2,397)	—
Exercise of stock options	2,663	787	283
Note payable	—	(100)	100
Debt borrowings/repayments, net	(7,990)	—	(169)
Payment of capital lease obligations	(11)	(13)	(71)

Net Cash (Used In) Provided By Financing Activities	(5,142)	86,081	31,534

Cash and Cash Equivalents
Net increase (decrease)	(77,532)	73,259	30,805
Balance—beginning of period	105,094	31,835	1,030

Balance—end of period	$27,562	$105,094	$31,835

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

Note 1: Summary of Significant Accounting Policies and Other Important Factors

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computer Science Innovations, Inc. (“CSI”) which was acquired on April 30, 2004 and The Windermere Group, LLC and its subsidiaries (collectively, “Windermere”) which was acquired on February 28, 2005. In addition, these statements reflect the accounts and activities of Sensys Development Laboratories, Inc. (“SDL”) which was acquired March 1, 2003 and merged into the Company and the acquisition of substantially all of the assets of Performance Group, Inc. (“PGI”) which was acquired on June 25, 2004. All material intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no affect on net income or shareholder’s equity.

Reporting Year and Presentation

The information furnished in the accompanying Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, such information contains all adjustments consisting of normal recurring accruals that, in the opinion of management, are considered necessary for a fair presentation of such information. The operating results for the year ended December 31, 2005 may not be indicative of the results of operations for any future period.

The Company’s bylaws provide that its fiscal year-end is determined by resolution of the board of directors. Historically, Essex closed its fiscal year on the last Sunday of each period and each fiscal quarter had ninety-one days. On December 22, 2004, the board of directors approved changing Essex’s financial reporting to calendar year end and end-of-the month quarterly reporting. This change was effective for fiscal year end 2004 and does not significantly impact the comparative information presented.

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

Important Business Risk Factors

The Company has historically been principally a supplier of technical services under contracts or subcontracts with departments or agencies of the U.S. Government, primarily the military services and other departments and agencies of the Department of Defense, or DoD. The Company’s revenues have been and continue to come from such programs. The Company is focusing and expanding in this business area. See Note 11—Acquisitions.

In recent years, the Company has expended significant funds to transition into the commercial marketplace, particularly the productization of its proprietary technologies in telecommunications and optoelectronic

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

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

Contract Accounting

Revenues consist of services rendered on cost-plus-fee, time and materials and fixed-price contracts. Revenues on time and materials contracts (approximately 58%, 88% and 57% of total revenues in 2005, 2004 and 2003, respectively) are recognized to the extent of billable rates multiplied by hours delivered, plus other direct costs. Revenues on cost-plus-fee contracts (approximately 35%, 10% and 27% of total revenues in 2005, 2004 and 2003, respectively) are recognized to the extent of costs incurred plus a proportionate amount of fee earned. Revenues on fixed-price contracts (approximately 7%, 2% and 16% of total revenues in 2005, 2004 and 2003, respectively) are recognized on the percentage-of-completion method of accounting based on costs incurred in relation to the total estimated costs. Anticipated losses are recognized as soon as they become known. A portion of the Company’s business is with agencies of the U.S. Government and such contracts are subject to audit by cognizant government audit agencies. Furthermore, while such contracts are fully funded by appropriations, they may be subject to other risks inherent in government contracts, such as termination for the convenience of the government. Because of the inherent uncertainties in estimating costs and the potential for audit adjustments by U.S. Government agencies, it is at least reasonably possible that the estimates will change in the near term.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with expected original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at acquisition cost or, in the case of self-constructed assets, the cost of materials, labor, and a reasonable allocation of overhead costs. However, no general and administrative costs are included. Depreciation is calculated using straight-line methods based on useful lives in the following table:

(In thousands)	Useful Lives	December 31, 2005	December 31, 2004
Property and Equipment Type:
Leasehold improvements	Life of lease or underlying asset	$2,056	$381
Computers and special equipment	3 to 5 years	11,538	2,667
Furniture and equipment, and other	3 to 5 years	4,173	793

		17,767	3,841
Accumulated depreciation		(4,019)	(1,544)

Net Property and Equipment		$13,748	$2,297

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

For leasehold improvements, the life of the lease includes option years expected to be exercised.

Repairs and maintenance are charged to expense as incurred. Assets are periodically evaluated for obsolescence due to technological or other changes. When assets become obsolete or are retired or otherwise disposed of, the asset and related allowance for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

Depreciation expense, including amortization of capital leases, was $2.5 million in 2005, $436,000 in 2004 and $171,000 in 2003.

Goodwill and Other Intangible Assets

Business acquisitions typically result in the recording of goodwill which represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of being sold or exchanged either on its own or in a combination with contracts or assets. We have adopted Statement of Financial Accounting Standards, or SFAS, No. 142 which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management’s judgment is required in calculating the fair value of the reporting units. Because of the integral technologies and operations of the acquisitions to date, we have determined that Essex has only one corporate-wide reporting entity to which this test applies. Intangibles are amortized over their estimated life, not exceeding five years.

Patent Costs

Patent costs include legal and filing fees covering the various patents which have been issued or are issuable to the Company. Patent costs are amortized over their respective lives (15-20 years) and amortization was $16,000 in 2005; $27,000 in 2004; and $16,000 in 2003.

Research and Development

Research and development costs are expensed as incurred. Such costs include direct labor and materials as well as a reasonable allocation of overhead costs. However, no general and administrative costs are included. Equipment which has alternative future uses is capitalized and charged to expense over its estimated useful life. The Company increased R&D expenses to $2.8 million in 2005 from $1.0 million in 2004 and had $8.6 million and $2.3 million in net income, for the same periods.

Impairment of Long-Lived Assets

Long-lived assets and identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be addressed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. During 2005, a $31,000 impairment was recognized associated with contract intangibles and no impairment was recognized in 2003 or 2004.

Income Taxes

Deferred income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. Management periodically evaluates the valuation allowance recorded against net operating loss carryforwards to assess whether information exists to warrant reversal. Until the fourth quarter of 2005, the Company provided a full valuation allowance against its net deferred tax assets. Based upon a review of a number of factors, including the Company’s recent historical operating performance and its expectation that it can generate substantial consolidated taxable income for the foreseeable future, the Company reversed substantially all of its valuation allowance. Initial net deferred tax assets of $5.6 million were established. In connection with the reversal of the valuation allowance, the Company recognized a non-cash tax benefit of $3.5 million. Also, $1.5 million was recorded as an increase in additional paid-in capital to reflect the tax benefit associated with stock based compensation and $570,000 was recognized as a reduction to goodwill for net deferred tax assets from acquisitions in prior years.

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

(In thousands, except per share amount)	December 31, 2005	December 31, 2004	December 28, 2003
Net income, as reported	$8,555	$2,273	$140
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,817)	(3,163)	(838)

Pro forma income (loss)	$3,738	$(890)	$(698)

Earnings (loss) per share:
Basic-as reported	$0.40	$0.15	$0.02
Basic-pro forma	$0.18	$(0.06)	$(0.08)
Diluted-as reported	$0.38	$0.13	$0.01
Diluted-pro forma	$0.16	$(0.06)	$(0.08)

In total, stock based compensation is net of an income tax benefit of $3.1 million in 2005. No income tax benefit was applicable on 2004 or 2003 as the Company provided a full valuation allowance.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Volatility	39.50%	55.25%	63.97%
Weighted average risk free interest rate	4.15%	4.50%	3.97%
Weighted average expected lives of grants	6.92 years	8.1 years	10 years

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

The weighted average grant date fair value of the options issued in 2005, 2004 and 2003 was approximately $9.68, $6.39 and $3.23, respectively.

Note 2: Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R is effective for the Company on January 1, 2006. The Company will transition to SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs will be recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company will recognize compensation costs for the portion of previously granted awards for which the requisite service had not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense to be recognized for the nonvested awards will be based on the fair value of the awards. Our adoption of SFAS No. 123R will adversely affect our Financial Position and Results of Operations in future periods.

The company did not accelerate the vesting of previously issued outstanding options before December 31, 2005, to avoid the expense to future periods. However, the board did grant approximately 154,000 shares of additional stock option awards on December 30, 2005, slightly accelerating stock option awards traditionally given following year end. Because the Company has typically awarded fully vested or short term vesting options, these fully vested awards will not result in expense in subsequent periods. At December 31, 2005, the total value of options outstanding and vesting after January 1, 2006 is expected to be approximately $429,000, with $369,000 (before the consideration of income taxes, if any) vesting in the year ending December 31, 2006.

Note 3: Accounts Receivable

Accounts receivable consist of the following:

(In thousands)	2005	2004
U.S. Government
Amounts billed, including retainages	$10,810	$3,529
Amounts unbilled	$27,480	$6,724
Commercial and other	1,701	375

	39,991	10,628
Contract reserves and allowances for doubtful accounts	(762)	(430)

	$39,229	$10,198

Amounts unbilled consist primarily of the final month of the reporting period’s revenues as amounts become billable in the subsequent month, unbilled amounts for contract subcontractors accruals and costs awaiting invoicing included under Note 6, Other Accrued Expenses until the extinguishment of the accruals, award fee accruals under our award fee contracts and work-in-process revenues associated with certain contract deliverables.

U.S. Government receivables arise from U.S. Government prime contracts and subcontracts. Retainages (which are not material) will be collected upon job completion or settlement of audits performed by cognizant

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

U.S. Government audit agencies. The accuracy and appropriateness of the Company’s direct and indirect costs and expenses under its government contracts and, therefore, its receivables recorded pursuant to such contracts, are subject to extensive regulation and audit by the Defense Contract Audit Agency or by other appropriate governmental agencies. These agencies have the right to challenge the Company’s direct and indirect costs charged to any such contract. Additionally, substantial portions of the payments to the Company under government contracts are provisional payments that are subject to potential adjustment upon audit by such agencies. Audits for incurred contract costs for Essex are complete through fiscal year 2002 and are currently in process for fiscal year 2003; audits of incurred contract costs are complete for Windermere through fiscal year 2002; audits for incurred costs are complete through fiscal year 2001 under contracts we obtained in the acquisition of Sensys Development Laboratories, Inc. (“SDL”), through fiscal year 2004 for our subsidiary Computer Science Innovations, Inc. (“CSI”), and through fiscal 1994 under contracts we obtained in the acquisition of assets of Performance Group, Inc. (“PGI”). In the year an audit is settled, any difference between audit adjustments and previously established reserves is reflected in income.

Contract reserves and allowances for doubtful accounts are recorded for specific identified contract disputes, where less than full recovery under the contract(s) is expected and for historical rate adjustments of past governmental agency audits.

Note 4: Major Customer Information

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For fiscal years ended December 31, 2005 and December 31, 2004, revenues derived from U.S. Government programs were $153.8 million, or 96% of the Company’s total revenues and $68.3 million, or 97% of the Company’s total revenues, respectively. For the fiscal year ended December 31, 2005, revenues from the top three customer programs (consisting of our Thunder, Woodstock and Jackhammer contracts), all performed for the same U.S. Government customer, were $83.1 million or 52% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 33% of revenues. For the fiscal year ended December 31, 2004, approximately $45.2 million, or 64% of revenues, were derived from our Thunder contract. In addition, revenues generated under our Woodstock contract since February 28, 2005, the date of the Windermere acquisition, represents 15% of our total revenues for 2005. For fiscal year ended December 31, 2005, revenues from our largest customer were $109.9 million, or 69% of the Company’s revenues.

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

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

Note 6: Other Accrued Expenses

Other accrued expenses consists of the following:

(In thousands)	2005	2004
Subcontractors accruals	$6,190	$851
Costs awaiting payment processing	7,143	777
Advance payments	641	482
Payroll tax withholding	308	145

Total accrued expenses	$14,282	$2,255

Subcontractors accruals represent amounts due to subcontractors for direct labor under contracts that are awaiting billing from subcontractors. Costs awaiting payment processing include such items as legal expenses and equipment and supply vendor costs awaiting invoicing from the vendor. Advance payments represent timing differences between our revenue recognition polices as discussed in Note 1, Summary of Significant Accounting Policies and other Important Factors, and our contractual billing terms and conditions which allow us on occasion to bill prior to revenue recognition.

Note 7: Common Stock; Warrants; Preferred Stock

The Company’s Articles of Incorporation authorize 50 million shares of common stock, all no par value. An increase in authorized shares from 25 million shares to 50 million shares was approved by the shareholders at the Annual Meeting in July 2004.

The Company’s Articles of Incorporation authorize 1 million shares of preferred stock, no par value per share, the series and rights of which may be designated by the board of directors in accordance with applicable state and federal law. While preferred stock was issued in 2000 and 2001 in connection with private equity placements, these shares were later converted to common stock. No preferred shares are currently outstanding.

In addition to preferred stock, the Company issued common stock warrants for 2 million shares of common stock to the preferred stock holders. The warrants, which had a nominal fair value at issuance, became exercisable upon the completion of the Company’s follow-on public offering on December 9, 2003. The warrants were exercised in December 2003 at a price of $1,000, net of cashless tenders.

In addition to the preferred stock transactions, the Company completed several private placement transactions of its common stock directly with its private investors and their affiliates. In 2002, the Company received $1,450,000 and issued approximately 528,000 shares of common stock. In January 2003, a prepaid warrant for $50,000 was converted into approximately 16,000 shares of common stock.

The Company completed a follow-on public offering in 2003, issuing 4,000,000 shares of common stock. The Company received net proceeds of $31.4 million. In January 2004, the underwriters exercised their overallotment option and the Company sold an additional 150,000 common shares and received net proceeds of $1.2 million.

In connection with the March 1, 2003 acquisition of Sensys Development Laboratories, Inc. (“SDL”), the Company, had issued approximately 422,000 common shares into escrow. These shares were to be released to certain SDL shareholders or returned to Essex based upon certain factors, principally the future market price of

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

the Company’s stock. During the first quarter of 2004, the 422,000 shares in escrow were returned to the Company in accordance with the terms of the purchase agreement.

In December 2004, the Company completed a follow-on underwritten public offering of 5.6 million shares of its common stock, including 568,000 shares from the exercise of the underwriter’s over-allotment option, and received net proceeds of approximately $87.0 million.

On July 11, 2005 the Company’s equity shelf registration statement on Form S-3 became effective. This registration allows the Company to issue up to $100 million in common stock from time to time on a delayed or continuous basis. The shares of common stock, which may be offered in one or more offerings, will in each case be offered pursuant to a separate prospectus supplement issued at the time of the particular offering that will describe the specific amounts, process and terms of the offered shares. Our board of directors has authorized management to pursue an underwritten public offering of up to $100 million in our common stock under the shelf registration statement. As of March 15, 2006, we have not issued any securities pursuant to the shelf registration statement. There can be no assurance that the Company will, or based on market factors or business activities that the Company will be able to, issue shares under the shelf registration statement.

Note 8: Retirement Plan

The Company currently has two qualified defined contribution retirement plans. The first is the Essex Corporation Retirement Plan and Trust, which includes a salary reduction 401(k) feature for its employees. The Plan calls for an employer matching contribution of up to 4.5% of eligible employee compensation under the salary reduction feature and allows for a discretionary contribution. Total authorized contributions under the matching contribution feature of the Plan were approximately $890,000 in 2005, $458,000 in 2004 and $130,000 in 2003. There were no discretionary contributions in these years.

In accordance with the retirement plan and trust, as amended in 2003, such authorized contributions and the resulting annual expense are permitted to be reduced by forfeitures by terminated employees of unvested amounts of prior years’ contributions. Forfeitures of $5,000 were utilized to reduce annual expenses in 2003. In accordance with the retirement plan and trust, as amended in 2004, all employees became fully vested in contributions, thus forfeitures are no longer applicable.

The second Company qualified defined contribution retirement plan is the Windermere 401(k) Plan. Participants under the plan may elect to defer their compensation by a specific percentage or dollar amount and have that amount contributed to the plan on a pre-tax basis as a salary deferral. The plan includes an employer matching contribution of up to 2%, increased, on March 1, 2006, to 3.5% of gross compensation during the period of contribution. The total authorized contribution under the matching contribution feature of this plan was approximately $381,000 for plan year 2005. All employee and employer contributions are 100% vested. Plan balances are distributable and benefits are payable only upon death, disability, retirement or termination of employment. Participants allocate their deferrals among various investment options available within the plan’s portfolio as established by the plan administrator.

It is expected that the Windermere plan will be consolidated into the Essex plan by December 31, 2006.

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

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

Note 9: Stock Option and Stock Bonus Plans; Other Stock Options

The Company has several stock option plans with similar terms and conditions. The plans reserve 2,422,923 shares of the Company’s unissued shares for option and stock appreciation rights (“SAR”) grants. One or more of the plans will continue through 2014. Options, which may be tax qualified (“ISOs”) and non-qualified (“NSOs”), are exercisable for a period of up to 10 years at prices at or above market price as established on the date of grant. Under the plans, the Company will accept shares of its stock that were previously owned for at least 6 months by the option holder as payment for options being exercised. In such a transaction, the Company retires the stock tendered and issues the new shares at the same overall consideration. There is no net change on the capital accounts but there is a net increase in the shares outstanding. In other transactions, the option holder may use a broker to sell a portion of the option shares in the open market to provide the option exercise proceeds. In this case, the option holder is the owner of the option shares being sold and the broker/option holder bear the risk of the open market sale. Upon the exercise of a stock appreciation right, the recipient will receive payment in the form of stock, cash, or both, as determined by the Company, equal to the appreciation in value of the shares to which the rights were awarded. A total of 821,809 ISO or NSO options were granted under the plans in 2005. No SARs were granted under the plans in 2005 or are outstanding as of December 31, 2005.

Stock Option Plans

	Number of Shares	Weighted Average Exercise Price Per Share ($)
Outstanding, 12/29/02	1,462,218	2.79
Granted	228,500	4.38
Exercised	(50,418)	2.56
Canceled	(103,100)	2.95

Outstanding, 12/28/03	1,537,200	3.05
Granted	617,023	9.82
Exercised	(190,604)	3.37
Canceled	(3,500)	6.75

Outstanding, 12/31/04	1,960,119	5.14
Granted	821,809	17.47
Exercised	(496,573)	5.26
Canceled	(47,610)	14.43

Outstanding, 12/31/05	2,237,745	9.45

Exercisable, 12/31/05	2,168,080	9.24

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

As of December 31, 2005, the weighted average price for options outstanding was $9.45 and for options exercisable $9.24. The weighted average life for options outstanding was 5.6 years and for options exercisable 5.4 years. The following table summarizes information about all plan stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares #	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)	Shares #	Weighted- Average Exercise Price ($)
$1.00 - $1.69	179,400	2.9	1.08	179,400	1.08
$2.04 - $2.70	281,594	5.5	2.21	281,594	2.21
$3.00 - $3.96	416,410	4.7	3.65	416,410	3.65
$4.65 - $5.71	29,075	2.1	4.94	29,075	4.94
$6.07 - $8.70	304,697	6.9	7.26	292,797	7.22
$9.00 - $11.37	194,635	5.6	9.78	192,535	9.79
$16.19 - $16.85	400,534	7.0	16.23	360,659	16.24
$16.94 - $17.87	190,100	6.2	17.03	190,100	17.03
$18.01 - $18.54	96,900	6.8	18.06	96,900	18.06
$18.76 - $22.07	144,400	7.1	21.19	128,610	21.08

	2,237,745			2,168,080

The Company has an Employee Stock Purchase Plan, or ESPP, to provide its employees with an opportunity to purchase common stock of the Company through accumulated payroll deductions and direct payments. The ESPP, established in 2004, qualifies as an “Employee Stock Purchase Plan” under Section 423 of the Code. The purchase price per share for shares purchased under the ESPP is 85% of the fair market value per share of the Company’s common stock on the respective purchase date. One million of the Company’s unissued shares were reserved for the ESPP. In 2005, the ESPP purchased 15,385 shares of Essex Common Stock on behalf of the employees. The available balance in the ESPP as of February 28, 2006 is 982,033 shares.

The Company has a Restricted Stock Bonus Plan covering key employees and directors of the Company. The Plan can reserve up to 50,000 of the Company’s unissued shares for awards. There were no shares awarded in 2005, 2004 or 2003. As of December 31, 2005, there were 4,050 shares available for award under the Plan. The plan was terminated by the board of directors on February 23, 2006.

The Company has issued, outside of existing plans, non-qualified stock options and warrants directly to certain parties, including employees. In 2003, the Company issued non-qualified options for 30,000 shares to Terry Turpin, the Company’s Chief Scientist. In all cases, the exercise price to these employees was equal to the market price on the date of grant.

In connection with the March 2003 acquisition of SDL, the Company issued approximately 195,000 non-qualified fully vested options for its common stock at below market prices in exchange for the fully vested outstanding options of the acquired company. As of December 31, 2005, there were 28,325 of these options outstanding at prices ranging from $1.01 to $2.29.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

As of December 31, 2005, the weighted average price for non plan stock options and awards outstanding and exercisable was $2.61. The weighted average life for non plan stock options and awards outstanding and exercisable was 4.7 years. The following table summarizes information about non plan stock options and warrants outstanding at December 31, 2005:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares #	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price ($)
$1.00 - $1.69	118,923	3.3	1.13
$2.04 - $3.69	277,902	5.2	2.82
$6.07	35,000	5.8	6.07

	431,825

Note 10: Income Taxes

The provision for income taxes was as follows:

	Fiscal Year
(In thousands)	2005	2004	2003
Current tax expense
Federal	$97	$—	$—
State	83	10	—

	180	10	—

Deferred tax (benefit)			—
Federal	(341)	—	$—
State	227	—	—

	(114)	—	—

Total income tax	$66	$10	$—

A reconciliation of the expected statutory federal tax and the total income tax expense is as follows:

	Fiscal Year
(In thousands)	2005	2004	2003
Expected federal statutory expense	$2,931	$776	$47
State income taxes, net	515	136	—
Other nondeductible expenses	216	173	65
Research and development credit	(60)	—	—
Effect of state income taxes	—	(498)	—
Valuation allowance	(3,536)	(577)	(112)

Total income tax expense	$66	$10	$—

In 2005, the Company has changed presentation in the above reconciliation table to show the net change in valuation allowance recorded to the income tax provision. In 2004, the Company adjusted its deferred tax assets for the effect of state income taxes.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

The income tax expense for 2005 includes a benefit of $3.5 million related to the reduction of the valuation allowance on federal and state net deferred tax assets that have an expected future utilization and were fully reserved prior to 2005.

The tax effect of temporary differences that give rise to significant components of deferred tax assets and liabilities consist of the following at December 31, 2005 and December 31, 2004:

(In thousands)	2005	2004
Deferred tax assets:
Net operating losses	$3,541	$4,941
Accrued employee benefit costs	738	259
Advance payments	707	186
Credits	529	344
Allowance for doubtful accounts	181	166
Inventory valuation reserve	61	61
Other, net	79	8

Total gross deferred tax assets	5,836	5,965
Valuation allowance	(10)	(5,439)

Net deferred tax assets	5,826	526
Deferred tax liabilities:
Amortization of intangible assets	(391)	—
Cash basis tax reporting	(350)	(526)
Accelerated depreciation	(168)	—

Total gross deferred tax liabilities	(909)	(526)

Net deferred tax asset	$4,917	$—

Net Operating Losses and Tax Credits

At December 31, 2005, the Company had federal and state net operating loss (NOL) carryforwards of approximately $9.2 million, the majority of which expire between fiscal 2008 and 2024.

At December 31, 2005, the Company had research and development tax credit carryforwards of $432,000, the majority of which expire between fiscal 2006 and 2020. In addition to these credits, the Company has alternative minimum tax credit carryforwards of $97,000.

In January 2006, the Company engaged an outside consultant to study its methodology for determining research and development credit-eligible costs. The study will not be completed until spring 2006 at which time the Company will record the effect of the study and change in methodology, if any, in its 2006 tax provision.

Valuation Allowances

The valuation allowances as of December 31, 2005 and December 31, 2004 apply to the net deferred tax assets of the Company. Until the fourth quarter of fiscal 2005, the Company provided a full valuation allowance against its net deferred tax assets. Based upon a review of a number of factors, including the Company’s historical operating performance and its expectation that it can generate sustainable consolidated taxable income

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

for the foreseeable future, the Company now believes it is more likely than not that of these deferred tax assets will be utilized. Based upon the Company’s expected future utilization, the valuation allowance at year end was reduced resulting in a non-cash tax benefit of $3.5 million recorded to the income tax provision during 2005. An additional reduction in the valuation allowance of $1.5 million was recorded as additional paid-in capital in 2005 to reflect the tax benefit associated with previously recorded stock based compensation. The Company also recognized a net reduction in goodwill of $570,000 for net deferred tax assets from acquisitions in prior years.

Note 11: Acquisitions

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of the Annapolis, Maryland based Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. We are not yet able to determine the extent to which earn-out amounts may become payable under this agreement. We expect to enter into discussions with the Windermere sellers regarding the earn-out by the end of the first quarter or 2006. Pursuant to an oral agreement between Stephen E. Tate, who became an Executive Vice President of Essex upon the Windermere acquisition, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000. An additional 1% finder’s fee is also due to an individual not affiliated with nor employed by Essex. If amounts become payable under the earn-out arrangement, or if additional amounts become payable under the finder’s fee arrangements, appropriate increases will be made to Goodwill associated with the acquisition. To the extent significant earn-out and related finder’s fee obligations amounts become payable, we expect to pay such amounts from cash balances then existing, and if such cash balances are not sufficient to fund the payments, we will likely fund the payments through borrowings under our credit facility or sales of common stock under our shelf registration, or both. The sellers used $25.3 million of the proceeds from the initial purchase payment to repay the principal and accrued interest due Essex under a promissory note and loan agreement dated January 7, 2005.

Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenues from discontinued operations, for the calendar year ended December 31, 2004.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

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

Of the $6,779,000 in intangible assets acquired, $6,176,000 was assigned to contracts which have an estimated overall amortization life of less than five years. The remaining balance was assigned to a non-compete covenant with an estimated overall amortization life of four years. The entire amount of goodwill of $60.7 million is expected to be deductible for income tax purposes.

The following information is presented on a pro forma basis as though the business combination had been completed as of the beginning of the fiscal years 2005 and 2004.

(In thousands, except per share amounts)
	For The Year Ended December 31, 2005		For the Year Ended December 31, 2004
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues	$159,801	$171,509	$70,471	$132,736

Net Income	$8,555	$8,936	$2,273	$2,591

Earnings Per Share:
Basic	$0.40	$0.42	$0.15	$0.17

Fully diluted	$0.38	$0.39	$0.13	$0.15

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

Note 12: Amortization of Other Intangible Assets

The following value was assigned to intangible assets (other than goodwill) for the acquisitions noted below:

(In thousands)	Assets of Entity Acquired or Acquired Entity	Value Assigned to Intangible Assets
Date of Acquisition		At December 31, 2005	At December 31, 2004
February 28, 2005	Windermere	$6,779	$—
June 25, 2004	PGI	1,498	1,498
April 30, 2004	CSI	1,279	1,279
March 1, 2003	SDL	431	431

Total Intangible Assets Acquired		9,987	3,208
Less Accumulated Amortization		4,418	914

Other Intangible Assets, net		$5,569	$2,294

Intangible assets relate primarily to customer relationships. In addition, intangibles include non-compete agreements and intellectual property. Intangibles are amortized over their estimated life, not exceeding five years. During fiscal 2005 and 2004, amortization of other intangible assets was $3.5 million and $523,000, respectively.

Amortization expense for each of the next five years is estimated as follows:

(In thousands)
2006	$2,192
2007	1,557
2008	1,402
2009	418
2010	—

Note 13: Basic and Diluted Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period reduced by contingently returnable shares if applicable. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. As of December 31, 2005 and December 31, 2004, the effect of the incremental shares from options, warrants and contingent shares (if applicable) of 31,749 and 36,908 respectively, have been excluded from diluted weighted average shares as the effect would have been anti-dilutive.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

Note 14: Commitments and Contingencies

Lease Obligations

The Company leases office space and certain equipment. As of December 31, 2005, the Company is committed to pay aggregate rentals under these leases as follows:

(In thousands)
2006	$4,775
2007	$4,759
2008	$3,989
2009	$2,673
2010	$2,443
Thereafter	$3,330

The Company entered into leases for production and office space in Maryland in connection with the work on its largest program. The leases are for seven years ending approximately April 2011 and total rent is approximately $6.3 million. The leases contain normal clauses for payment of operating, real estate and common area maintenance over base year amounts and provide for a one-time option to terminate the leases after 4 years from the commencement date of the respective lease. In February 2006, we signed a lease to expand this facility by approximately 26,000 square feet.

In connection with these leases, the Company agreed to provide an estimated $3 million to the landlord to finance special security-related leasehold improvements. The Company has recorded a note receivable in connection with the lease as the landlord is repaying the funds over 39 months following construction completion at 7% interest.

Rental expense charged to operations, including payments made under short-term leases, amounted to $3.8 million, $984,000 and $442,000 in 2005, 2004 and 2003, respectively.

Prior to our acquisition of Windermere, Windermere leased certain office facilities from an entity in which certain members of the sellers had significant interests. As part of the acquisition agreement, Essex leased the facility from an entity in which a current non-executive employee has an ownership interest. In addition, Stephen E. Tate, an Executive Vice President of Essex, is the son of Raymond T. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, is the brother of three of the members of the entity, but does not have a direct ownership interest in the entity. The lease is for 68,853 square feet and runs through February 28, 2009. The annual rent is approximately $900,000 through 2008 and $150,000 in 2009. In 2005, the Company paid approximately $703,000 for the 10 months of occupancy since acquisition. The total rent obligation is approximately $2.8 million and is included in the above lease obligations table.

The Company has several other office facilities under long-term leases which expire in 2013. The leases contain provisions to pay for proportionate increases in operating costs and property taxes. In addition, facilities leases often include a provision to remove, at the option of the landlord, any security-related leasehold improvements. Because the Company currently considers such an option unlikely due to the dearth of such space, no provision has been made in the financial statements for this contingency.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

Note 15: Statement of Cash Flows—Supplemental Disclosures

Supplemental disclosures of cash flow information are as follows:

A.	Cash paid during the year for—

(In thousands)
	2005	2004	2003
Interest	$13	$3	$39
Income taxes	$146	$—	$—

B.	In 2005 there were new capital leases for $55,000. In 2004 there were new capital leases for $50,000. There were no new capital leases in 2003.

C.	The Company issued approximately 683,000 shares of common stock related to the March 1, 2003 acquisition of Sensys Development Laboratories. The additional 422,000 shares of common stock issued into escrow were returned in early 2004.

D.	In 2004 the Company issued 15,833 additional shares of common stock in relation to warrants that were exercised on a cashless basis.

E.	In connection with the acquisition of substantially all of the assets of PGI in 2004, the Company assumed approximately $362,000 of liabilities.

Note 16: Line of Credit

On June 30, 2005, the Company and its subsidiaries entered into an Amended and Restated Revolving Line of Credit Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Bank”). The Credit Facility replaced a previous credit facility with the Bank to which Windermere and its subsidiaries were parties. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the Bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. The amount of advances permitted at any time may depend in part upon the Company’s funded debt to earnings ratio and on the amount of accounts receivable. Proceeds of the Credit Facility may be used for working capital, permitted acquisitions of other entities or assets, and other general corporate purposes not inconsistent with the terms of the Credit Facility. Amounts borrowed under the Credit Facility may be borrowed, prepaid and reborrowed from time to time. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of December 31, 2005. There were no borrowings under this Credit Facility outstanding as of December 31, 2005.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

Note 17: Quarterly Financial Data (Unaudited)

(In thousands, except per share data)

2005 Quarter Ended	Dec. 31	Sept. 30	June 30	March 31
Revenue	$49,982	$42,696	$41,445	$25,678
Gross margin	$13,784	$11,508	$11,475	$7,057
Net income	$3,024	$2,215	$1,780	$1,536
Earnings per share (1):
Basic	$0.14	$0.10	$0.08	$0.07
Diluted	$0.13	$0.10	$0.08	$0.07

2004 Quarter Ended	Dec. 31	Sept. 26	June 27	March 28
Revenue	$18,969	$16,658	$20,603	$14,241
Gross margin	$4,802	$4,036	$3,557	$2,246
Net income	$892	$589	$480	$312
Earnings per share (1):
Basic	$0.05	$0.04	$0.03	$0.02
Diluted	$0.05	$0.04	$0.03	$0.02

2003 Quarter Ended	Dec. 28	Sept. 28	June 29	March 30
Revenue	$5,066	$4,071	$4,148	$3,001
Gross margin	$1,719	$1,690	$1,529	$959
Net income (loss)	$74	$11	$75	$(20)
Earnings per share (1):
Basic	$0.01	$0.00	$0.01	$0.00
Diluted	$0.01	$0.00	$0.01	$0.00

(1)	Quarterly per share amounts may not total to full-year amounts due to rounding.

Note 18: Related Party Transactions

Prior to our acquisition of Windermere, Windermere leased certain office facilities from an entity in which certain members of the sellers had significant interests. As part of the acquisition agreement, Essex leased the facility from an entity in which a current non-executive employee has an ownership interest. In addition, Stephen E. Tate, an Executive Vice President of Essex, is the son of Raymond T. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, is the brother of three of the members of the entity, but does not have a direct ownership interest in the entity. The lease is for 68,853 square feet and runs through February 28, 2009. The annual rent is approximately $900,000 through 2008 and $150,000 in 2009. In 2005, the Company paid approximately $703,000 for the 10 months of occupancy since acquisition. The total rent obligation is approximately $2.8 million and is included in our lease obligations table under Footnote 14, Commitments and Contingencies.

In addition, pursuant to an oral agreement between Stephen E. Tate, who became an Executive Vice President of Essex upon the Windermere acquisition, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000.

ESSEX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Fiscal Years Ended December 31, 2005, December 31, 2004 and December 28, 2003

During 2005, Stephen E. Tate, the son of Raymond T. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, received $175,051 in salary and options to purchase 21,000 shares of Essex Common Stock, of which 13,350 are vested as of March 1, 2006. Stephen E. Tate also participates in employee benefit plans available to all employees, including, without limitation, the Windermere 401(k) plan.

Michelle Moodispaw, the daughter of Leonard E. Moodispaw, President, CEO and Chairman of the board of directors of the Company, was hired as part-time Associate General Counsel of the Company on June 29, 2005. During 2005, Ms. Moodispaw received $20,547 in salary and options to purchase 1,000 shares of Essex Common Stock, which are fully vested. Ms. Moodispaw also participates in employee benefit plans available to all employees, including, without limitation, the Essex Corporation Retirement Plan and Trust.

Raymond D. Tate, who until December 31, 2005 was the Executive Vice President and General Manager of Windermere, the father of Stephen E. Tate, has been retained as a consultant and is remunerated on an hourly basis.

Policy on Future Related Party Transactions

Our board of directors has adopted a policy that transactions over $60,000 between Essex and our officers, directors, principal shareholders and their affiliates must be (i) approved by a majority of the disinterested directors and (ii) on terms no less favorable to us than could be obtained from unaffiliated third parties.