Form 10-Q
period 2006-03-31
ESSEX CORP
filed 2006-05-10
CIK 355199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(Registrant’s telephone number, including area code): (301) 939-7000

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common Stock, no par value per share	21,653,087

Essex Corporation

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,741	$27,562
Accounts receivable, net	45,953	39,229
Note receivable—current portion	868	852
Deferred tax assets—current portion	3,856	4,097
Prepayments and other	2,332	1,771

Total Current Assets	74,750	73,511

Property and Equipment
Computers and special equipment	14,275	11,538
Furniture, equipment and other	7,866	6,229

	22,141	17,767
Accumulated depreciation and amortization	(5,038)	(4,019)

Net Property and Equipment	17,103	13,748

Other Assets
Goodwill	72,110	71,935
Patents, net	374	378
Other intangible assets, net	4,973	5,569
Note receivable—non-current portion	1,091	1,314
Deferred tax assets—non-current portion	820	820
Other	1,396	1,308

Total Other Assets	80,764	81,324

TOTAL ASSETS	$172,617	$168,583

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,663	$5,925
Accrued wages and vacation	5,133	4,400
Accrued retirement plans contribution payable	398	815
Other accrued expenses	10,148	14,282
Capital leases	35	27

Total Current Liabilities	25,377	25,449
Long-Term Debt	71	55

Total Liabilities	25,448	25,504

Shareholders’ Equity
Common stock, no par value; 50,000 shares authorized; 21,572 and 21,438 shares issued and outstanding, respectively	141,713	140,278
Additional paid-in capital	6,810	6,232
Accumulated deficit	(1,354)	(3,431)

Total Shareholders’ Equity	147,169	143,079

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,617	$168,583

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Three Month Period Ended March 31, 2006	Three Month Period Ended March 31, 2005
Revenues:
Services and products	$43,446	$23,423
Purchased materials	10,840	2,255

Total	54,286	25,678

Costs of goods sold and services provided:
Services and products	(29,991)	(16,554)
Purchased materials	(10,008)	(2,067)

Total	(39,999)	(18,621)

Gross Margin	14,287	7,057
Selling, general and administrative expenses	(9,852)	(5,194)
Research and development expenses	(1,347)	(487)
Amortization of other intangible assets	(596)	(552)

Operating Income	2,492	824
Interest/dividend income	244	732

Income Before Income Taxes	2,736	1,556
Provision for income taxes	(659)	(20)

Net Income	$2,077	$1,536

Basic Earnings Per Common Share	$0.10	$0.07

Diluted Earnings Per Common Share	$0.09	$0.07

Weighted Average Number of Shares
Basic	21,485	21,006
Effect of dilution—Stock options	1,460	1,601

Diluted	22,945	22,607

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Month Period Ended March 31, 2006	Three Month Period Ended March 31, 2005
Cash Flows From Operating Activities:
Net Income	$2,077	$1,536
Adjustments to reconcile Net Income to Net Cash Used In Operating Activities:
Depreciation and patent amortization	1,023	297
Amortization of other intangible assets	596	552
Contract reserve/account allowance	—	171
Stock compensation expense	89	—
Deferred tax expense	45	—
Change in Assets and Liabilities:
Accounts receivable	(6,724)	(6,740)
Prepayments and other assets	(650)	(206)
Accounts payable	3,737	(1,810)
Accrued wages, vacation and retirement	317	206
Other accrued expenses	(3,935)	4,038

Net Cash Used In Operating Activities	(3,425)	(1,956)

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	—	(71,850)
Purchases of property and equipment	(4,349)	(1,350)

Net Cash Used In Investing Activities	(4,349)	(73,200)

Cash Flows From Financing Activities:
Sales of common stock	—	(82)
Note receivable	207	(376)
Exercise of stock options	1,435	428
Tax benefit from stock options deduction	311	—
Debt borrowings/repayments, net	—	(7,965)

Net Cash Provided By (Used In) Financing Activities	1,953	(7,995)

Cash and Cash Equivalents
Net decrease	(5,821)	(83,151)
Balance—beginning of period	27,562	105,094

Balance—end of period	$21,741	$21,943

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

For the Three Months Ended March 31, 2006 and 2005

Note 1: General

Fiscal Year and Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computer Science Innovations, Inc. (“CSI”) which was acquired on April 30, 2004 and The Windermere Group, LLC and its subsidiaries (collectively, “Windermere”) which was acquired on February 28, 2005. In addition, these statements reflect the accounts and activities of the acquisition of substantially all of the assets of Performance Group, Inc. (“PGI”) which was acquired on June 25, 2004. All material intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no affect on net income or shareholders’ equity.

The information furnished in the accompanying Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments consisting of normal recurring accruals that, in the opinion of management, are considered necessary for a fair presentation of such information. The operating results for the three month period ended March 31, 2006 may not be indicative of the results of operations for the year ending December 31, 2006, or any future period. This financial information should be read in conjunction with the Company’s 2005 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2005. Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For a discussion of our Critical Accounting Policies, refer to “Management Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Note 2: Basic and Diluted Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. As of March 31, 2006 and March 31, 2005, the effect of the incremental shares from options and warrants of 104,000 and 35,000 respectively, have been excluded from diluted weighted average shares as the effect would have been anti-dilutive.

Note 3: Stock-Based Compensation

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace and the company has several stock option plans with similar terms and conditions.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R became effective for the Company on January 1, 2006. The Company adopted SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company recognizes compensation costs for the

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

For the Three Months Ended March 31, 2006 and 2005

portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense recognized for the nonvested awards was based on the fair value of the awards and amounted to $89,000 for the three month period ended March 31, 2006. The compensation expense was all associated with the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006. No stock options were granted during the three month period ended March 31, 2006. The Company recognized the fair value of stock-based compensation awards as selling, general and administrative expenses in the Consolidated Statement of Operations for the period ended March 31, 2006 on a straight-line basis over the vesting period.

The adoption of SFAS No. 123R resulted in the recognition of compensation expense of $89,000, which had no material effect on diluted earnings per share for the three month period ended March 31, 2006. In accordance with the modified prospective application method of SFAS No. 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

SFAS No. 123R requires that we recognize compensation expenses for only the portion of stock-based compensations that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical activity. We periodically adjust the estimated forfeiture rates so that only stock-based compensation that vest are included in selling, general, and administrative expenses. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock compensation expense may be required in future periods.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If the Company had used the fair value based method, net earnings and earnings per share for the quarter ended March 31, 2005 would have been reduced to the pro forma amounts listed in the below table.

(In thousands, except per share amounts)	Three Month Period Ended March 31, 2005
Net income	$1,536
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	838

Pro forma income	$698

Earnings per share:
Basic-as reported	$0.07
Basic-pro forma	$0.03
Diluted-as reported	$0.07
Diluted-pro forma	$0.03

No income tax benefit was applicable in 2005 as the Company provided a full valuation allowance.

No options were granted in the three month period ended March 31, 2006.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

For the Three Months Ended March 31, 2006 and 2005

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted average and other assumptions used in the model were as follows for the period ended March 31, 2005:

March 31, 2005
Dividend yield	0.00%
Weighted average volatility	53.82%
Weighted average risk free interest rate	4.26%
Weighted average expected lives of grants	6.3 years

The weighted average grant date fair value of the options issued during the three month period ending March 31, 2005 was $10.08.

Stock Option Plans

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Aggregate Intrinsic Value (In thousands)
Outstanding, 12/31/05	2,237,745	9.45
Granted	—	—
Exercised	(113,822)	10.89
Canceled	(8,185)	16.30

Outstanding, 03/31/06	2,115,738	9.35	26,735

Exercisable, 03/31/06	2,046,073	9.12	26,317

As of March 31, 2006, the weighted average price for options outstanding was $9.35 and for options exercisable $9.12. The weighted average life for options outstanding was 5.3 years and for options exercisable 5.2 years. The total intrinsic value of options exercised during the period ended March 31, 2006 was approximately $1.2 million.

As of March 31, 2006, the weighted average price for non plan stock options and awards outstanding and exercisable of 417,325 shares was $2.54. The weighted life for non plan stock options and awards outstanding and exercisable was 4.4 years. The total aggregate intrinsic value of non plan stock options and awards outstanding and exercisable was approximately $8.1 million. The intrinsic value of non plan stock options exercised during the period ended March 31, 2006 was $248,000.

Our adoption of SFAS No. 123R will continue to affect our operating results in future periods. At March 31, 2006, the total value of all remaining options both outstanding and vesting after April 1, 2006 is expected to be approximately $315,000.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Note 4: Other Accrued Expenses

Other accrued expenses consists of the following:

(In thousands)	At March 31, 2006	At December 31, 2005
Subcontractors accruals	$6,534	$6,190
Costs awaiting payment processing	2,755	7,143
Advance payments	714	641
Payroll tax withholding	145	308

Total accrued expenses	$10,148	$14,282

Subcontractors accruals represent amounts due to subcontractors for direct labor under contracts that are awaiting billing from subcontractors. Costs awaiting payment processing include such items as legal expenses and equipment and supply vendor costs awaiting invoicing from the vendor. Advance payments represent timing differences between our revenue recognition policies and our contractual billing terms and conditions which allow us on occasion to bill prior to revenue recognition.

Note 5: Amortization of Other Intangible Assets

The following value was assigned to intangible assets for the acquisitions noted below:

(In thousands)	Assets of Entity Acquired or Acquired Entity	Value Assigned to Intangible Assets
Date of Acquisition		As of March 31, 2006	As of December 31, 2005
February 28, 2005	Windermere	$6,779	$6,779
June 25, 2004	PGI	1,498	1,498
April 30, 2004	CSI	1,279	1,279

Total Intangible Assets Acquired		9,556	9,556
Less Accumulated Amortization		4,583	3,987

Other Intangible Assets, net		$4,973	$5,569

Intangible assets relate primarily to customer relationships. In addition, intangibles include non-compete agreements and intellectual property. Intangibles are amortized over their estimated life, not exceeding five years. Total amortization through March 31, 2006 amounts to approximately $4.6 million. During the first three months of 2006, amortization of other intangible assets was $596,000 as compared to $552,000 in the comparable period in 2005.

Note 6: Income Taxes

The Company accrues income taxes based on an estimated annual effective tax rate applied to quarterly earnings and adjusted for discrete items occurring in the quarter. The effective tax rate considers such items as permanent differences and applicable credits, such as the research and development credit. The research and development credit tax legislation expired December 31, 2005 but is currently part of pending legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first quarter of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Until the fourth quarter of 2005, the Company provided a full valuation allowance against its net deferred tax assets, principally its net operating loss and tax credit carry forwards. Based upon a review of a number of factors, including the Company’s recent historical operating performance and its expectation that it can generate consolidated taxable income for the foreseeable future, the Company reversed in the fourth quarter of 2005 substantially all, or approximately $5.6 million, of its valuation allowance against net deferred tax assets.

The actual effective tax rate for the three months ended March 31, 2006 and 2005 was 24.1% and 1.3%, respectively. The income tax provision for the three months ended March 31, 2006 is $659,000, which includes a benefit of $440,000 resulting from the completion of the study by our outside consultants of our methodology for determining research and development credit-eligible costs. Although the Company maintained a full valuation allowance against net deferred tax assets in the three month period ended March 31, 2005, the Company recorded a provision for state income taxes of $20,000 in jurisdictions where our net operating loss carryforwards were not available to offset current taxable income.

Note 7: Acquisitions

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of the Annapolis, Maryland based Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. EBITDA under the agreement may be reduced by allocations of certain corporate costs. In addition, the earn-out payment may be reduced for warranty items as well as the remaining balance of February 2006 receivables, both billed and unbilled, at the date of the payout. We have entered into discussions with the Windermere sellers regarding the earn-out and expect to pay any earn-out amount due by May 31, 2006, as specified in the agreement. Without adjustment for the items noted above, the maximum payout of $30 million would be achieved. The ultimate payout will be subject to finalizing these adjustments and negotiations.

Pursuant to an oral agreement between Stephen E. Tate, who was an Executive Vice President of Essex from the date of the Windermere acquisition until his resignation on April 28, 2006, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000. An additional 1% finder’s fee is also due to an individual who is neither affiliated with nor employed by Essex. If amounts become payable under the earn-out arrangement, or if additional amounts become payable under the finder’s fee arrangements, appropriate increases will be made to Goodwill associated with the acquisition.

To the extent significant earn-out and related finder’s fee obligations amounts become payable, we expect to pay such amounts from cash balances then existing, and if such cash balances are not sufficient to fund the payments, we will likely fund the payments through borrowings under our credit facility.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)—(Continued)

For the Three Months Ended March 31, 2006 and 2005

Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenues from discontinued operations, for the calendar year ended December 31, 2004, its last full year of operations prior to acquisition.

Note 8: Statements of Cash Flows—Supplemental Disclosures

There were $29,000 of capital leases entered into in the first three months of 2006. There were no new capital leases entered into in the comparable period in 2005.

Note 9: Major Customers

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the three month periods ended March 31, 2006 and March 31, 2005, revenues derived from U.S. Government programs were $53.2 million, or 98% of the Company’s total revenues and $24.0 million, or 93% of the Company’s total revenues, respectively. For the three month period ended March 31, 2006, revenues from the top three customer programs (consisting of our Thunder, Woodstock and Taxi contracts), were $31.1 million or 57% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 35% of revenues. In addition, revenues generated under our Woodstock contract represent 20% of our total revenues for the three month period ended March 31, 2006. For the three month period ended March 31, 2005, approximately $13.8 million or 54% of revenues were derived from our top three customer programs (Thunder, Woodstock and Jackhammer). Revenues from our largest customer were $40.8 million, or 75% of the Company’s revenues for the three month period ended March 31, 2006, as compared to $19.7 million, or 77% for the comparable period in 2005.

Note 10: Line of Credit

On June 30, 2005, the Company and its subsidiaries entered into an Amended and Restated Revolving Line of Credit Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Bank”). The Credit Facility replaced a previous credit facility with the Bank to which Windermere and its subsidiaries were parties. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the Bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. The amount of advances permitted at any time may depend in part upon the Company’s funded debt to earnings ratio and on the amount of accounts receivable. Proceeds of the Credit Facility may be used for working capital, permitted acquisitions of other entities or assets, and other general corporate purposes not inconsistent with the terms of the Credit Facility. Amounts borrowed under the Credit Facility may be borrowed, prepaid and reborrowed from time to time. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of March 31, 2006. There were no borrowings under this Credit Facility outstanding as of March 31, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the United States Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects”, “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on management’s current expectations and are subject to risks, uncertainty and changes in circumstances, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. All statements contained herein that are not clearly historical in nature are forward looking. The forward-looking statements in this report include statements regarding the Company’s cash requirements, the Company’s projected positive operating cash flows, the amount of the Company’s backlog, the Company’s expected utilization of total backlog, the Company’s competitive environment, the Company’s expected product introductions and functionality, the Company’s expected opportunities and ability to expand sales and develop its technology, the Company’s expected continuation of revenues to be from U.S. Government contracts, the Company’s expectations regarding government spending, the Company’s expectations regarding future demand for our products and services, the Company’s expectation for improvement within the Commercial Communications Products Division (CCPD), the Company’s expected statutory effective income tax rate, reduced by any estimated research and development credit, the possible use of the company’s credit facility or a future public offering of securities under its shelf registration statement, the effects of the adoption of SFAS No. 123R, the Company’s expectation that any of its customers will continue to exercise contract options and other statements that are predictions of or indicate future events, trends, plans or objectives are also forward-looking statements. In this Form 10-Q, “we”, “us” and “our” refers to Essex Corporation, including its consolidated subsidiaries.

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

Our awards with the U.S. Government generally extend over multiple years. Most of our contracts are classified. Therefore, we are often prohibited from disclosing or asked not to disclose the name of the contract or the program or specific client. For ease of reference in this Form 10-Q, we refer to specific contracts by our internal project names. In this report, we refer to five of our most significant contracts under the following internal project names:

•	“Thunder” is our $227.4 million signal processing contract for the intelligence community. The Thunder contract was first awarded in October 2003 for $57.1 million over a three-month base period plus four option years, was expanded in December 2004 to $227.4 million and is expected to run through December 2007.

•	“Woodstock” is our $205.0 million contract that is focused on signals technology and services for the defense and intelligence communities. The Woodstock contract was awarded to Windermere in September 2004, pre-acquisition, and is expected to run through September 2009, including options.

•	“Jackhammer” is our $51.0 million contract where we are a subcontractor providing communications systems support to the intelligence community. Both Essex and Windermere are subcontractors on this contract. The Essex Jackhammer contract was awarded in December 2002 and is expected to run through September 2011, including options. The Windermere Jackhammer contract was awarded in January 2002 and is expected to run through September 2008, including options.

•	“Cougar” is our $46.0 million contract for the Department of Defense (DoD) providing field engineers, systems engineers and analysts in support of the DoD’s critical mission. The Cougar contract was awarded in December 2005 and is expected to run through September 2010, including options.

•	“Taxi” is our $11.0 million subcontract to provide enhanced communications system support for the DoD. The Windermere Taxi subcontract was awarded in September 2004 and will continue through October 2006.

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the three month periods ended March 31, 2006 and March 31, 2005, revenues derived from U.S. Government programs were $53.2 million, or 98% of the Company’s total revenues and $24.0 million, or 93% of the Company’s total revenues, respectively. For the three month period ended March 31, 2006, revenues from the top three customer programs (consisting of our Thunder, Woodstock and Taxi contracts), were $31.1 million or 57% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 35% of revenues. In addition, revenues generated under our Woodstock contract represent 20% of our total revenues for the three month period ended March 31, 2006. For the three month period ended March 31, 2005, approximately $13.8 million or 54% of revenues were derived from our top three customer programs (Thunder, Woodstock and Jackhammer). Revenues from our largest customer were $40.8 million, or 75% of the Company’s revenues for the three month period ended March 31, 2006, as compared to $19.7 million, or 77% for the comparable period in 2005.

On certain projects, our customers require us to purchase and provide the materials portion (which may include hardware, software and firmware) of the total system solution, which entails our purchasing materials from third party vendors and reselling it to our customers. We show revenues and costs from purchased materials separately since these revenues carry significantly lower margins than our products and services revenues. The purchased materials revenues can be highly variable from period to period.

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

The Company accrues income taxes at an estimated annual effective tax rate which considers such items as permanent differences and applicable credits, such as the research and development credit. The research and development credit expired on December 31, 2005 but is part of pending legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first quarter of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted. Prior to the fourth quarter of 2005, the Company had a full valuation allowance against its net deferred tax asset as it had a history of net operating losses. Based on current and expected future operating results, the Company reversed substantially all of its valuation allowance on its net deferred tax assets in the fourth quarter of 2005.

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of the Annapolis, Maryland based Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million. The acquisition agreement for the Windermere transaction contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period. Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. EBITDA under the agreement may be reduced by allocations of certain corporate costs. In addition, the earn-out payment may be reduced for warranty items as well as the remaining balance of February 2006 receivables, both billed and unbilled, at the date of the payout. We have entered into discussions with the Windermere sellers regarding the earn-out and expect to pay any earn-out amount due by May 31, 2006, as specified in the agreement. Without adjustment for the items noted above, the maximum payout of $30 million would be achieved. The ultimate payout will be subject to finalizing these adjustments and negotiations.

To the extent significant earn-out amounts and related fees become payable, we expect to pay such amounts from cash balances then existing, and if such cash balances are not sufficient to fund the payments, we will likely fund the payments through borrowings under our credit facility. Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenues from discontinued operations, for the calendar year ended December 31, 2004, its last full year of operations.

During the second quarter of 2005, we created the Commercial Communications Products Division (CCPD) to develop and sell fiber optic modules and subsystems for advanced communications applications to both commercial and government markets. CCPD designs, manufactures, integrates and tests our communication products, which include the 80km and extended range XFP Transceivers, DuoBinary 300-pin MSA Transponders, and Microwave Transceiver Assemblies (MTA). Production of the MTA began in December 2005 and, subject to the results of testing and certification, availability of production units for the XFP Transceivers and DuoBinary Transponders is planned for early in the third quarter of 2006. In 2005 less than 1% of our total revenues were derived from CCPD. While the initial CCPD operating costs and the research and development investment impacted our 2005 and the three month period ended March 31, 2006 earnings, we expect product orders to be completed in 2006. CCPD operates within the Commercial Products Group organization of Essex, which has the charter to create innovative solutions to satisfy customer and market needs, to evaluate and select innovations for productization and to manage the productization, marketing and sales of Essex products to both commercial and government customers at commercial product rates.

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

Revenue Recognition

We enter into the following types of U.S. Government agreements:

•	Time and material. On time and material agreements, revenue is recognized to the extent of billable rates multiplied by hours delivered, plus other billable direct costs.

•	Cost plus fee. We recognize revenue on cost plus fee arrangements to the extent costs are incurred plus a proportionate amount of fee earned. We must determine that the costs incurred are proper and that the ultimate costs incurred will not overrun the expected funding on the project and still deliver the scope of work proposed. Even though cost plus fee arrangements generally do not require that we expend costs in excess of the award value, such expenditures may be required in order to achieve customer satisfaction and receive additional work. In addition, since the reimbursable costs include both direct and indirect costs, we must determine that the indirect costs are properly accounted for and allocated in accordance with reasonable cost allocation methods and/or Cost Accounting Standards.

•	Fixed price. On fixed price agreements, we must determine that the costs incurred provide a proportionate amount of progress on the work and that the ultimate costs incurred will not overrun the funding on the award for the required services or product to be delivered.

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

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fee agreements. The following table sets forth the percentage of revenues under each type of contract for the three month periods ended March 31, 2006 and March 31, 2005:

	Percentage of Revenues by Contract Type Three Month Periods Ended (Unaudited)
	March 31, 2006	March 31, 2005
Time and material	52.0%	67.4%
Cost plus fixed fee	24.1	18.8
Cost plus incentive fee	20.1	8.9
Fixed price	3.8	4.9

Total	100.0%	100.0%

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

Goodwill and Other Intangible Assets

Business acquisitions typically result in the recording of goodwill which represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets, which relate primarily to customer relationships, non-compete agreements and intellectual property, represent purchased assets that lack physical substance but can be distinguished from goodwill because of being sold or exchanged either on their own or in a combination with contracts or assets. We have adopted Statement of Financial Accounting Standards, or SFAS, No. 142 which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management’s judgment is required in calculating the fair value of the reporting units. Because of the integral technologies and operations of the acquisitions to date, we have determined that Essex has only one corporate-wide reporting entity to which this test applies. Intangibles are amortized over their estimated life, not exceeding five years.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R became effective for the Company on January 1, 2006. The Company adopted SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after January 1, 2006. Additionally, the Company recognizes compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense recognized for the nonvested awards was based on the fair value of the awards and amounted to $89,000 for the three month period ended March 31, 2006. The compensation expense was all associated with the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006. No stock options were granted during the three month period ended March 31, 2006. The Company recognized the fair value of stock-based compensation awards as selling, general and administrative expenses in the Consolidated Statement of Operations for the period ended March 31, 2006 on a straight-line basis over the vesting period.

The adoption of SFAS No. 123R resulted in the recognition of compensation expense of $89,000, which had no material effect on diluted earnings per share for the three month period ended March 31, 2006. In accordance with the modified prospective application method of SFAS No. 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

SFAS No. 123R requires that we recognize compensation expenses for only the portion of stock-based compensations that are expected to vest. Therefore, we apply estimated forfeiture rates that are based on historical activity. We periodically adjust the estimated forfeiture rates so that only stock-based compensation that vest are included in selling, general, and administrative expenses. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock compensation expense may be required in future periods.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method.

Our adoption of SFAS No. 123R will continue to affect our operating results in future periods. The Company expects to continue issuing options, but plans to extend the vesting period of the options granted to reduce the impact on earnings. In addition, the Company plans to use performance-based options, where appropriate. The existing stock option plans permit these changes to historical practice. At March 31, 2006, the total value of all remaining options both outstanding and vesting after April 1, 2006 is expected to be approximately $315,000.

Income Taxes

The Company accrues income taxes at an estimated annual effective tax rate which considers such items as permanent differences and applicable credits, such as the research and development credit. The research and development credit expired on December 31, 2005 but is part of pending legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first quarter of 2006. The Company has significant net deferred tax assets, principally net operating loss and tax credit carry forwards which are expected to reduce currently payable income taxes in 2006. The Company also expects to reduce currently payable income taxes for the tax benefit from exercises of certain stock options.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements with or through any unconsolidated entity or which have not been recognized and disclosed in these financial statements.

Results of Operations

The following table sets forth, for each period indicated, the percentage of items in the statement of operations in relation to revenue.

	Three Months Ended
(Unaudited)	March 31, 2006	March 31, 2005
Revenues:
Services and products	80.0%	91.2%
Purchased materials	20.0	8.8

Total	100.0	100.0
Costs of goods sold and services provided	(73.7)	(72.5)

Gross margin	26.3	27.5
Selling, general and administrative expenses	(18.1)	(20.2)
Research and development expenses	(2.5)	(1.9)
Amortization of other intangible assets	(1.1)	(2.2)

Operating income	4.6	3.2
Interest/dividend income (expense), net	0.4	2.8

Income before income taxes	5.0	6.0
Provision for income taxes	(1.2)	—

Net income	3.8%	6.0%

The following table sets forth, for each component of our revenues, the related gross margin provided expressed as a percentage of the related revenues for the periods indicated.

	Three Months Ended
(Unaudited)	March 31, 2006	March 31, 2005
Gross Margin by Revenue Type
Services and products	31.0%	29.3%
Purchased materials	7.7%	8.3%

Revenues. Our revenues increased $28.6. million, or approximately 111%, to $54.3 million for the three month period ended March 31, 2006, from $25.7 million for the comparable period in 2005. Revenues increased as a result of both acquisition and internal growth. With regard to acquisition related revenues, the 2006 results include a full three months of revenues from Windermere, which was acquired on February 28, 2005. The 2005 results include one month of revenue from Windermere. In the last full year of operations prior to the acquisition, Windermere reported revenues of $64.7 million (less $2.5 million from a unit that was not acquired). The internal growth results primarily from our Thunder and Woodstock contracts and the ramp-up of our Cougar contract. We expect our revenues for the remainder of 2006 to continue to be primarily from U.S. Government contracts.

Revenue from purchased materials increased by $8.6 million. Revenue from purchased materials increased as a percentage of total revenue to 20% in the three month period ended March 31, 2006, from 8.8% of the total in the three month period ended March 31, 2005. Purchased materials are hardware, software, and firmware acquired as part of our total solution offering to our clients. The purchased materials revenues can be highly variable from period to period and generally carry a very low margin.

Cost of Goods Sold and Services Provided (“CGS”). Total CGS increased $21.4 million to $40 million for the three month period ended March 31, 2006 from $18.6 million for the comparable period in 2005. CGS increased as a result of increased revenue volume at improved gross margins. As a percentage of total revenues, total CGS was approximately 73.7% for the three month period ended March 31, 2006, as compared to approximately 72.5% for the comparable period in 2005. For services and products revenue, CGS was 69% for the three month period ended March 31, 2006 as compared to 70.7% for the comparable period in 2005.

Gross Margin. For the three month period ended March 31, 2006, services and products gross margin increased to 31% from 29.3% for the comparable period of 2005. The increase in services and products gross margin percent results primarily from shifts from subcontractor labor to our labor under our Thunder and Woodstock contracts. Overall gross margin declined because of the revenue mix. Low margin materials revenue growth outpaced the revenue from services and products, lowering the overall gross margin from 27.5% at March 31, 2005 to 26.3% at March 31, 2006.

Selling, General and Administrative Expenses (“SG&A”). For the three month period ended March 31, 2006, SG&A increased $4.7 million to $9.9 million from $5.2 million for the comparable period in 2005. The increase in SG&A is attributable to the expanded infrastructure to support our growing business, including information systems, accounting and finance, business development and facilities expansions. SG&A has decreased to 18.1% of revenues for the three month period ended March 31, 2006 as compared to 20.2% of revenues for the three month period ended March 31, 2005.

Research and Development Expenses. Research and development expenses increased $860,000 to $1.3 million for the three month period ended March 31, 2006, from $487,000 in the comparable period in 2005. The increase primarily reflects continued investment in our optical communications and signal processing technologies. This includes our optical encryptor, as well as communication technologies of our Commercial Communications Products Division.

Amortization of Other Intangible Assets. For the three month period ended March 31, 2006, amortization of other intangible assets increased by $44,000 to $596,000 compared to $552,000 in the comparable period in 2005. This increase resulted from the amortization of customer contracts and other intangibles associated with the Windermere acquisition that occurred in February 2005. Amortization of existing intangibles is expected to decline for the remainder of fiscal 2006.

Net Interest/Dividend Income (Expense). Net interest/dividend income was $244,000 for the three month period ended March 31, 2006 compared to $732,000 in comparable period in 2005. During the period ended March 31, 2005, we held cash from our November 2004 offering of common stock until the consummation of the purchase of Windermere on February 28, 2005. In addition, Essex received $285,000 from a $25 million loan to the Windermere owners prior to the acquisition of Windermere. The decrease in net interest/dividend income for the period ended March 31, 2006 in comparison to the prior year primarily results from the payoff of the loan and the decline in interest bearing assets following the acquisition of Windermere.

Provision for income taxes. The actual effective tax rate for the three months ended March 31, 2006 and 2005 was 24.1% and 1.3%, respectively. The income tax provision for the three months ended March 31, 2006 is $659,000, which includes a benefit of $440,000 resulting from the completion of the study by our outside consultants of our methodology for determining research and development credit-eligible costs. The provision in 2005 is for state and local income taxes where our net operating loss carry forwards were not available to offset current taxable income. The research and development credit tax legislation expired December 31, 2005 but is currently part of pending legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first quarter of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted.

Net Income. Net income was $2.1 million and $1.5 million in the three month periods ended March 31, 2006 and March 31, 2005, respectively.

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

As of March 31, 2006, we had total backlog, funded and unfunded, of $458.2 million as compared with $408.1 million at March 31, 2005. Of these amounts, funded backlog was $120.4 million and unfunded backlog was $337.8 million at March 31, 2006 compared to $103.6 million and $304.5 million, respectively, at March 31, 2005. Unfunded backlog at March 31, 2006 includes the remaining balance of $66.2 million on our Thunder contract. At March 31, 2005 unfunded backlog on this contract was $153.2 million. Unfunded backlog at March 31, 2006 also includes the remaining balance of $146.4 million on our Woodstock contract. In addition to priced options through September 2009, the Woodstock contract includes an annual option to double the value of each annual contract option. The customer exercised and funded that option in 2005 and based on the 2006 tasks proposed to date, we expect that the customer will continue to exercise that doubling option. As a result, we include these options through the contract period in unfunded backlog. Unfunded backlog at March 31, 2006 also includes $38.8 million from of our $46.0 million Cougar contract awarded in December 2005. Both Windermere and Essex are subcontractors on a single contract, referred to as Jackhammer. The total contract value of both subcontracts is $51.0 million. The total unfunded backlog for both subcontracts at March 31, 2006 was $18.3 million. Unfunded backlog for the Essex subcontract was $18.6 million at March 31, 2005.

We expect approximately 72% of our total backlog at March 31, 2006 to be recognized as revenue after December 31, 2006.

Financial Condition—Liquidity and Capital Resources

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures and acquisitions. A significant part of our business strategy is to pursue one or more significant strategic acquisitions and we used a substantial portion of our cash balance at fiscal year end 2004 during the three month period ended March 31, 2005 for the acquisition of Windermere. The acquisition agreement for the Windermere acquisition contains earn-out provisions that may require us to make an additional purchase price payment on May 31, 2006, to be calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period.

Under the Windermere earn-out arrangement, the Company’s aggregate contingent earn-out obligation may range from a low of zero dollars to a maximum of $30.0 million in cash, and associated fees, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeds the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. EBITDA under the agreement may be reduced by allocations of certain corporate costs. In addition, the earn-out payment may be reduced for warranty items as well as the remaining balance of February 2006 receivables, both billed and unbilled, at the date of the payout. We have entered into discussions with the Windermere sellers regarding the earn-out and expect to pay any earn-out amount due by May 31, 2006, as specified in the agreement. Without adjustment for the items noted above, the maximum payout of $30 million would be achieved. The ultimate payout will be subject to finalizing these adjustments and negotiations.

Pursuant to an oral agreement between Stephen E. Tate, who was an Executive Vice President of Essex from the date of the Windermere acquisition until his resignation on April 28, 2006, and Essex, Essex paid Stephen E. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition. To the extent any earn-out is payable to the sellers in connection with the acquisition of Windermere, the Company will be obligated to pay Stephen E. Tate an additional fee equal to 2.5% multiplied by such earn-out amount, up to a maximum $750,000. An additional 1% finder’s fee is also due to an individual who is neither affiliated with nor employed by Essex. If amounts become payable under the earn-out arrangement, or if additional amounts become payable under the finder’s fee arrangements, appropriate increases will be made to Goodwill associated with the acquisition.

We evaluate our liquidity position using various factors. The following represents some of the more important factors:

(In thousands)	SELECTED FINANCIAL DATA AS OF
	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)	March 31, 2005 (Unaudited)
Total Assets	$172,617	$168,583	$147,256

Working Capital (1)	$49,373	$48,062	$38,477

Current Ratio (2)	2.95:1	2.89:1	3.17:1

Capital Leases	106	82	38
Other Debt	—	—	29

Total Debt/Financing	$106	$82	$67

Shareholders’ Equity	$147,170	$143,079	$129,510

(1)	Working Capital represents current assets minus current liabilities.
(2)	Current Ratio represents current assets divided by current liabilities.

For the three month period ended March 31, 2006, net cash used in operating activities was $3.4 million. Cash used in operating activities for the three month period ended March 31, 2006 was from an increase in accounts receivable and prepaid expenses and other assets and a change in other liabilities of $7.3 million , offset by net income and non-cash depreciation, amortization and other charges of approximately $3.9 million. An increase in accounts receivable during the three month period ended March 31, 2006 was primarily due to the timing of collections on our Thunder and Woodstock contracts that we normally would have expected to have received within the three month period ended March 31, 2006 (we received approximately $6.1 million from these contracts during the first half of April 2006), our mid-quarter financial system conversion and the ramp-up of our Cougar contract. We expect to see a reduction in our days sales outstanding as we reestablish our billing cycles and with certain anticipated changes in contract and billing terms going forward.

For the three month period ended March 31, 2006, net cash used in investing activities was $4.3 million which represented the additional purchases of property, equipment and leasehold improvements to support our growing workforce. Our working capital at March 31, 2006 increased to $49.4 million from $48.1 million at fiscal year end 2005. We anticipate continued investment in infrastructure for the remainder of 2006 as we continue to support our growing workforce and as we expand our facilities to support our Thunder, Woodstock, and Cougar contracts.

For the three month period ended March 31, 2006, net cash provided by financing activities was $2.0 million which primarily represented funds received from stock option exercises and the tax benefit from stock options deduction.

On July 11, 2005, the Securities and Exchange Commission declared effective our equity shelf registration statement on Form S-3 relating to one or more future offerings of up to an aggregate of $100 million of our common stock. We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. Our board of directors has authorized management to pursue an underwritten public offering of up to $100 million in our common stock under the shelf registration statement. As of May 10, 2006, we have not issued any securities pursuant to the shelf registration statement.

On June 30, 2005, the Company and its subsidiaries entered into the Credit Facility with Bank of America, N.A. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million, with guidance line advances of up to an additional $20.0 million at the bank’s discretion. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of March 31, 2006. There were no borrowings outstanding under this Credit Facility as of May 10, 2006.

The Company expects to satisfy its operating cash requirements for the remainder of 2006 from its projected positive operating cash flows and existing cash balance. To the extent that future acquisitions, capital requirements, or any potential earn-out payment under the Windermere purchase agreement and related finder’s fee obligations require cash beyond our expected positive cash flows and existing cash balance over the next twelve months, the Company may utilize its Credit Facility with the bank or proceeds from the offering under the shelf registration, if consummated, or both. There can be no assurance that the Company will, or based on market factors or business activities that the Company will be able to, issue shares under the shelf registration statement or otherwise obtain financing on terms favorable to us, if at all.

Contractual Obligations

Our contractual cash obligations increased to $25.5 million from $22.2 million at December 31, 2005 due expanding our facilities to support our Thunder and Cougar contracts, net of payments made during the three month period ended March 31, 2006.

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

The Company has no variable rate debt outstanding as of March 31, 2006.

Our exposure to market risk relates to changes in interest rates on our cash investments. At March 31, 2006, such cash investments were $12.1 million and averaged $12.7 million during the three month period ended March 31, 2006. Presently, such cash investments earn approximately 4%. Based upon our cash investments for the first three months of 2006, a hypothetical 1% increase or decrease in interest rates would have increased or decreased income by $10,000 for every $1.0 million invested and would have increased or decreased our annual cash flow and interest income by a comparable amount.

Item 4.	CONTROLS AND PROCEDURES

As disclosed in our Form 10-K for the year ended December 31, 2005, Essex identified certain material weaknesses in internal controls over financial reporting of its Windermere subsidiary that was acquired on February 28, 2005. The weaknesses identified, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties of financial personnel and inadequate financial management systems including weaknesses in its budgetary analysis and processes. As a result of these weaknesses, which were identified at acquisition, we have made organizational and personnel changes and have implemented new financial systems and processes across the organization. Specifically, we have altered financial reporting structures within Windermere; evaluated, planned, and begun executing financial management training; and hired new financial management personnel. In addition, in February, 2006, Essex consolidated general ledger accounting systems into one system, integrating personnel and began to adopt corporate-wide processes for approval, entry, review and reconciliation of transaction processing activities. Finally, during that same month, Essex expanded our detailed budget review process, a key internal control in our financial reporting structure, to our Windermere subsidiary. Remediation efforts to correct weaknesses will continue through the second quarter of 2006 as we: (1) finalize the execution of our hiring plan, (2) complete more financial management training, and (3) fully implement corporate-wide processes and policies. Essex undertook additional review procedures to ensure that the financial statements for the quarter ended March 31, 2006, were in accordance with U.S. GAAP.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was performed under the supervision and with the participation of Essex’s management (including the Chief Executive Officer and Chief Financial Officer) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) under the Exchange Act). This evaluation included the consideration of the effect of the remediation efforts regarding the material weaknesses described above. Based on their most recent evaluation, Essex’s Chief Executive Officer and Chief Financial Officer conclude that Essex’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e) are effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

As noted above, during the quarter Essex consolidated general ledger accounting systems, expanded our detailed budget review process to our Windermere subsidiary, and began integrating personnel and adopting corporate-wide policies and procedures. The budgetary system provides detailed budget analysis capability designed to provide substantive assurance that the information disclosed is accurate. These changes are expected to strengthen our internal controls over financial reporting and address the material weaknesses we identified at Windermere. These changes during the quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no other changes during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1A.	RISK FACTORS

There has been no material change with regard to the risk factors previously disclosed in our most recent annual report. For more information on the Company’s business and risk factors, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 6.	EXHIBITS

Exhibit 3.1—	By-Laws, as amended
Exhibit 31.1—	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2—	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1—	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2—	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX CORPORATION

(Registrant)

Date: May 10, 2006

/S/ LISA G. JACOBSON
Lisa G. Jacobson Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)