Form 10-Q
period 2006-06-30
ESSEX CORP
filed 2006-08-09
CIK 355199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Transition period from              to

Commission File Number: 0-10772

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, no par value per share	21,719,532

ESSEX CORPORATION

Exhibit 10.1 Severance Agreement between the Company and Stephen E. Tate, dated May 3, 2006 (incorporated by reference to Exhibit 10.1 filed on Form 8-K dated May 3, 2006)

Exhibit 10.2 Essex Corporation 2004 Stock Incentive Plan (as amended & restated) (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement, as filed on May 16, 2006, for the Company’s 2006 Annual Meeting of Stockholders)

Exhibit 31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

E SSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,371	$27,562
Accounts receivable, net	44,973	39,229
Note receivable—current portion	867	852
Deferred tax assets—current portion	2,853	4,097
Prepayments and other	2,353	1,771

Total Current Assets	66,417	73,511

Property and Equipment
Computers and special equipment	16,133	11,538
Furniture, equipment and other	10,526	6,229

	26,659	17,767
Accumulated depreciation and amortization	(6,418)	(4,019)

Net Property and Equipment	20,241	13,748

Other Assets
Goodwill	86,707	71,935
Patents, net	406	378
Other intangible assets, net	4,388	5,569
Note receivable—non-current portion	880	1,314
Deferred tax assets—non-current portion	1,260	820
Other	1,277	1,308

Total Other Assets	94,918	81,324

TOTAL ASSETS	$181,576	$168,583

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,929	$5,925
Accrued wages and vacation	3,912	4,400
Accrued retirement plans contribution payable	659	815
Other accrued expenses	12,239	14,282
Capital leases	35	27

Total Current Liabilities	30,774	25,449
Long-term debt	68	55

Total Liabilities	30,842	25,504

Shareholders’ Equity
Common stock, no par value; 50,000 shares authorized; 21,712 and 21,438 shares issued and outstanding, respectively	143,160	140,278
Additional paid-in capital	7,362	6,232
Accumulated earnings (deficit)	212	(3,431)

Total Shareholders’ Equity	150,734	143,079

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$181,576	$168,583

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Six Month Period Ended June 30, 2006	Six Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2006	Three Month Period Ended June 30, 2005
Revenues:
Services and products	$90,747	$58,224	$47,301	$34,801
Purchased materials	27,363	8,899	16,523	6,644

Total	118,110	67,123	63,824	41,445

Costs of goods sold and services provided:
Services and products	(63,984)	(40,427)	(33,993)	(23,873)
Purchased materials	(25,370)	(8,164)	(15,362)	(6,097)

Total	(89,354)	(48,591)	(49,355)	(29,970)

Gross Margin	28,756	18,532	14,469	11,475
Selling, general and administrative expenses	(19,998)	(13,048)	(10,146)	(7,854)
Research and development expenses	(2,670)	(1,246)	(1,323)	(759)
Amortization of other intangible assets	(1,181)	(1,763)	(585)	(1,211)

Operating Income	4,907	2,475	2,415	1,651
Interest/dividend income	444	881	200	149

Income Before Income Taxes	5,351	3,356	2,615	1,800
Provision for income taxes	(1,708)	(40)	(1,049)	(20)

Net Income	$3,643	$3,316	$1,566	$1,780

Basic Earnings Per Common Share	$0.17	$0.16	$0.07	$0.08

Diluted Earnings Per Common Share	$0.16	$0.15	$0.07	$0.08

Weighted Average Number of Shares
Basic	21,568	21,066	21,650	21,125
Effect of dilution—
Stock options	1,413	1,730	1,460	1,670

Diluted	22,981	22,796	23,110	22,795

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Month Period Ended June 30, 2006	Six Month Period Ended June 30, 2005
Cash Flows From Operating Activities:
Net Income	$3,643	$3,316
Adjustments to reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and patent amortization	2,406	871
Amortization of other intangible assets	1,181	1,763
Contract reserve/account allowance	—	221
Stock-based compensation expense	167	—
Deferred tax expense	608	—
Change in Assets and Liabilities:
Accounts receivable	(5,744)	(13,591)
Prepayments and other assets	(587)	(290)
Accounts payable	8,004	1,899
Accrued wages, vacation and retirement	(644)	1,281
Other accrued expenses	(1,659)	4,601

Net Cash Provided By Operating Activities	7,375	71

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(14,597)	(71,971)
Purchases of property and equipment	(8,866)	(4,888)

Net Cash Used In Investing Activities	(23,463)	(76,859)

Cash Flows From Financing Activities:
Sales of common stock	—	(82)
Note receivable	419	(60)
Exercise of stock options	2,882	1,517
Tax benefit from stock options deduction	601	—
Debt borrowings/repayments, net	(5)	(7,973)

Net Cash Provided By (Used In) Financing Activities	3,897	(6,598)

Cash and Cash Equivalents
Net decrease	(12,191)	(83,386)
Balance—beginning of period	27,562	105,094

Balance—end of period	$15,371	$21,708

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE 1:	General

Fiscal Year and Presentation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The Windermere Group, LLC and its subsidiaries (collectively, “Windermere”) which was acquired on February 28, 2005. All material intercompany transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassifications had no affect on net income or shareholders’ equity.

The information furnished in the accompanying Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting of normal recurring accruals, that are considered necessary for a fair presentation of such information. The operating results for the three and six month periods ended June 30, 2006 may not be indicative of the results of operations for the year ending December 31, 2006, or any future period. This financial information should be read in conjunction with the Company’s 2005 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2005. Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For a discussion of our Critical Accounting Policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE 2:	Basic and Diluted Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. As of June 30, 2006 and June 30, 2005, the effect of the incremental shares from options and warrants of 102,400 and 27,818, respectively, have been excluded from diluted weighted average shares as the effect would have been anti-dilutive.

NOTE 3:	Stock-Based Compensation

Technology companies like ours have a history of using broad based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace and the Company has several stock option plans with similar terms and conditions.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R became effective for the Company on January 1, 2006. The Company adopted SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after January 1, 2006. The Board of Directors granted a total of 152,500 shares on May 17, 2006 and June 22, 2006 to various employees that vest over a five year service period. For the three and six month periods ended June 30, 2006, we recognized stock-based compensation expense of $8,000 as well as

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005—(Continued)

related income tax benefits recognized in earnings of $3,000. Additionally, the Company recognizes compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense recognized for the nonvested awards was based on the fair value of the awards and amounted to $159,000 for the six month period ended June 30, 2006. The Company recognized the fair value of stock-based compensation awards as selling, general and administrative expenses in the Consolidated Statement of Operations for the period ended June 30, 2006 on a straight-line basis over the vesting period.

The adoption of SFAS No. 123R resulted in the recognition of compensation expense of $167,000, which resulted in a $0.01 decrease in diluted earnings per share for the six month period ended June 30, 2006. In accordance with the modified prospective application method of SFAS No. 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

SFAS No. 123R requires that we recognize compensation expenses for only the portion of stock-based compensations that are expected to vest. Therefore, we apply an estimated forfeiture rate for potential cancellations. Due to the volatility of our stock over the past three years, we believe that our historical experience is the best indicator of potential cancellations and have therefore used a 6% forfeiture rate in our calculation of compensation expense. We periodically adjust the estimated forfeiture rates so that only stock-based compensation that vest are included in selling, general and administrative expenses. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock compensation expense may be required in future periods.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If the Company had used the fair value based method, net earnings and earnings per share for the three and six month periods ended June 30, 2005 would have been reduced to the pro forma amounts listed in the below table.

	Six Month Period Ended June 30, 2005	Three Month Period Ended June 30, 2005
	(In thousands, except per share amounts)
Net income	$3,316	$1,780
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,035)	(3,197)

Pro forma income	$(719)	$(1,417)

Earnings per share:
Basic-as reported	$0.16	$0.08
Basic-pro forma	$(0.03)	$(0.07)
Diluted-as reported	$0.15	$0.08
Diluted-pro forma	$(0.03)	$(0.07)

No income tax benefit was applicable during the periods above in 2005 as the Company provided a full valuation allowance on its deferred tax assets.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005—(Continued)

A total of 152,500 non-qualified stock options were granted to employees in the three and six month periods ended June 30, 2006.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted average and other assumptions used in the model were as follows for the period ended June 30, 2006 and June 30, 2005:

	June 30, 2006	June 30, 2005
Dividend yield	0.00%	0.00%
Weighted average volatility	40.82%	55.81%
Weighted average risk free interest rate	5.08%	3.9%
Weighted average expected lives of grants	5.0 years	7.0 years

The weighted average grant date fair value of the options issued during the six month period ending June 30, 2006 and June 30, 2005 was $7.60 and $9.77, respectively.

Stock Option Plans

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Contractual Life	Aggregate Intrinsic Value ($) (In thousands)
Outstanding, 12/31/05	2,237,745	9.45
Granted	152,500	17.66
Exercised	(243,147)	10.40
Canceled	(25,385)	17.01

Outstanding, 06/30/06	2,121,713	9.84	5.2	18,199

Exercisable, 06/30/06	1,907,198	9.01	4.5	17,939

The total intrinsic value of options exercised during the period ended June 30, 2006 was approximately $2.6 million based upon the stock price at June 30, 2006 closing of $18.42 per share.

As of June 30, 2006, the weighted average price for non plan stock options and awards outstanding and exercisable of 417,325 shares was $2.54. The weighted life for non plan stock options and awards outstanding and exercisable was 4.2 years. The total aggregate intrinsic value of non plan stock options and awards outstanding and exercisable was approximately $6.6 million. The intrinsic value of non plan stock options exercised during the period ended June 30, 2006 was $248,000.

Our adoption of SFAS No. 123R will continue to affect our operating results in future periods. At June 30, 2006, the total value of all remaining options both outstanding and vesting to be expensed after July 1, 2006 is expected to be approximately $1.3 million.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005—(Continued)

NOTE 4:	Other Accrued Expenses

Other accrued expenses consists of the following:

	At June 30, 2006	At December 31, 2005
	(In thousands)
Subcontractors accruals	$5,710	$6,190
Costs awaiting payment processing	5,511	7,143
Advance payments	836	641
Payroll tax withholding	182	308

Total accrued expenses	$12,239	$14,282

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

NOTE 5:	Amortization of Other Intangible Assets

The following value was assigned to intangible assets for the acquisitions noted below:

	Assets of Entity Acquired or Acquired Entity	Value Assigned to Intangible Assets
Date of Acquisition		As of June 30, 2006	As of December 31, 2005
	(In thousands)
February 28, 2005	Windermere	$6,779	$6,779
June 25, 2004	PGI	1,498	1,498
April 30, 2004	CSI	1,279	1,279

Total Intangible Assets Acquired		9,556	9,556
Less Accumulated Amortization		5,168	3,987

Other Intangible Assets, net		$4,388	$5,569

Intangible assets relate primarily to customer relationships. In addition, intangibles include non-compete agreements and intellectual property. Intangibles are amortized over their estimated life, not exceeding five years. During the first six months of 2006, amortization of other intangible assets was $1.2 million, as compared to $1.8 million in the comparable period in 2005.

NOTE 6:	Income Taxes

The Company accrues income taxes based on an estimated annual effective tax rate applied to quarterly earnings and adjusted for discrete items occurring in the quarter. The effective tax rate considers such items as permanent differences and applicable credits, such as the research and development credit when available. The research and development credit tax legislation expired December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005—(Continued)

has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first six months ended of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted.

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

The actual effective tax rate for the six months ended June 30, 2006 and 2005 was 31.9% and 1.2%, respectively. The income tax provision for the six months ended June 30, 2006 is $1.7 million, which includes a benefit of $440,000 recognized in the first quarter of 2006 resulting from the completion of a study by our outside consultants of our methodology for determining research and development credit-eligible costs. Although the Company maintained a full valuation allowance against net deferred tax assets in the six month period ended June 30, 2005, the Company recorded a provision for state income taxes of $40,000 in jurisdictions where our net operating loss carryforwards were not available to offset current taxable income.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

NOTE 7:	Acquisitions

On February 28, 2005, the Company acquired 100% of the ownership and membership interests of the Annapolis, Maryland based Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million.

The acquisition agreement for the Windermere transaction contained an earn-out provision that provided for an additional purchase payment to be paid to the sellers, calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period after reductions for certain deductible items, including certain allocations of Company costs, warranty items, and the remaining balance of February 2006 receivables, both billed and unbilled, at the date of the payout. Under the provision, the payment obligation ranged from a low of zero dollars to a maximum of $30.0 million in cash, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeded the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. The Company calculated the amount of the payment as $13.1 million and paid this amount to the sellers on May 31, 2006. As a result of the payment, the total purchase price associated with the Windermere acquisition amounts to $86.6 million, consisting of the initial purchase price of $72.0 million and $13.1 million earn-out payment plus legal and other fees, offset by reductions for certain deductible items, associated with the transaction of $1.5 million. The earn-out payment increased Goodwill by $14.6 million, increased current liabilities by $600,000, and increased allowance for doubtful accounts by $300,000.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005—(Continued)

On June 1, 2006, representatives of the sellers notified the Company that they believe the Company owes the sellers the maximum earn-out payment of $30.0 million. The Company believes that our earn-out payment obligation has been fulfilled. The Company and the sellers are utilizing the provisions of the acquisition agreement to resolve the dispute and the Company has provided data requested by the sellers to support the Company’s position that the earn-out payment obligation has been fulfilled.

Included in the fees associated with the Windermere acquisition are two payments to Stephen E. Tate, who was an Executive Vice President of Essex from the date of the Windermere acquisition until his resignation on April 28, 2006. Pursuant to a verbal agreement with Mr. Tate, the Company paid Mr. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition based on the initial payment. Pursuant to the same verbal agreement, the Company also agreed to pay Mr. Tate a fee equal to 2.5% of any earn-out amount, up to a maximum of $750,000. On June 7, 2006, the Company paid Mr. Tate $328,000 in connection with the May 31, 2006 earn-out payment to the sellers. An additional 1% finder’s fee on the initial payment and earn-out payment, in the amount of $826,000, is also due to an individual, who is neither affiliated with nor employed by Essex, of which $694,000 has been paid to such individual, and $132,000 accrued for payment, as of June 30, 2006.

NOTE 8:	Major Customers

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the six month periods ended June 30, 2006 and June 30, 2005, revenues derived from U.S. Government programs were $115.8 million, or 98% of the Company’s total revenues and $64.3 million, or 96% of the Company’s total revenues, respectively. For the six month period ended June 30, 2006, revenues from the top three customer programs (consisting of our Thunder, Woodstock and Cougar contracts) were $73.1 million or 62% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 40% of revenues. In addition, revenues generated under our Woodstock contract represent 19% of our total revenues for the six month period ended June 30, 2006. For the six month period ended June 30, 2005, approximately $32.5 million or 48% of revenues were derived from our top three customer programs (Thunder, Woodstock and Jackhammer). Revenues from our largest customer was $91.7 million, or 78% of the Company’s revenues for the six month period ended June 30, 2006, as compared to $47.7 million, or 71% for the comparable period in 2005.

NOTE 9:	Line of Credit

On June 30, 2005, the Company and its subsidiaries entered into an Amended and Restated Revolving Line of Credit Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Bank”). The Credit Facility replaced a previous credit facility with the Bank to which Windermere and its subsidiaries were parties. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the Bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. The amount of advances permitted at any time may depend in part upon the Company’s funded debt to earnings ratio and on the amount of accounts receivable. Proceeds of the Credit Facility may be used for working capital, permitted acquisitions of other entities or assets, and other general corporate purposes not inconsistent with the terms of the Credit Facility. Amounts borrowed under the Credit Facility may be borrowed, prepaid and reborrowed from time to time. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of June 30, 2006. There were no borrowings under this Credit Facility outstanding as of June 30, 2006.

ESSEX CORPORATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the United States Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on management’s current expectations and are subject to risks, uncertainty and changes in circumstances, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. All statements contained herein that are not clearly historical in nature are forward looking. The forward-looking statements in this report include statements regarding the Company’s cash requirements, the Company’s projected positive operating cash flows, the amount of the Company’s backlog, the Company’s expected utilization of total backlog, the Company’s competitive environment, the Company’s expected product introductions and functionality, the Company’s expected opportunities and ability to expand sales and develop its technology, the Company’s expected continuation of revenues to be from U.S. Government contracts, the Company’s expectations regarding government spending, the Company’s expectations regarding future demand for our products and services, the Company’s expectation for improvement within the Commercial Communications Products Division (CCPD), the Company’s expected statutory effective income tax rate, reduced by any estimated research and development credit, the possible use of the company’s credit facility or a future public offering of securities under its shelf registration statement, the effects of the adoption of SFAS No. 123R, and the Company’s expectation that any of its customers will continue to exercise contract options. Other statements that are predictions of or indicate future events, trends, plans or objectives are also forward-looking statements. In this Form 10-Q, “we”, “us” and “our” refers to Essex Corporation, including its consolidated subsidiaries.

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

ESSEX CORPORATION

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

Our awards with the U.S. Government generally extend over multiple years. Most of our contracts are classified. Therefore, we are often prohibited from disclosing or asked not to disclose the name of the contract or the program or specific client. For ease of reference in this Form 10-Q, we refer to specific contracts by our internal project names. In this report, we refer to four of our most significant contracts under the following internal project names:

•	“Thunder” is our $227.4 million signal processing contract for the intelligence community. The Thunder contract was first awarded in October 2003 for $57.1 million over a three-month base period plus four option years, was expanded in December 2004 to $227.4 million and is expected to run through December 2007.

•	“Woodstock” is our $205.0 million contract that is focused on signals technology and services for the defense and intelligence communities. The Woodstock contract was awarded to Windermere in September 2004, pre-acquisition, and is expected to run through September 2009, including options.

•	“Jackhammer” is our $51.0 million contract where we are a subcontractor providing communications systems support to the intelligence community. Both Essex and Windermere are subcontractors on this contract. The Essex Jackhammer contract was awarded in December 2002 and is expected to run through September 2011, including options. The Windermere Jackhammer contract was awarded in January 2002, pre-acquisition, and is expected to run through September 2008, including options.

•	“Cougar” is our $46.0 million contract for the Department of Defense (DoD) providing field engineers, systems engineers and analysts in support of the DoD’s critical mission. The Cougar contract was awarded in December 2005 and is expected to run through September 2010, including options.

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the six month periods ended June 30, 2006 and June 30, 2005, revenues derived from U.S. Government programs were $115.8 million, or 98% of the Company’s total revenues and $64.3 million, or 96% of the Company’s total revenues, respectively. For the six month period ended June 30, 2006, revenues from the top three customer programs (consisting of our Thunder, Woodstock and Cougar contracts) were $73.1 million or 62% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 40% of revenues. In addition, revenues generated under our Woodstock contract represent 19% of our total revenues for the six month period ended June 30, 2006. For the six month period ended June 30, 2005, approximately $32.5 million or 48% of revenues were derived from our top three customer programs (Thunder, Woodstock and Jackhammer). Revenues from our largest customer was $91.7 million, or 78% of the Company’s revenues for the six month period ended June 30, 2006, as compared to $47.7 million, or 71% for the comparable period in 2005.

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

ESSEX CORPORATION

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

We accrue income taxes at an estimated annual effective tax rate which considers such items as permanent differences and applicable credits, such as the research and development credit, when available. The research and development credit expired on December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first six months of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted. Prior to the fourth quarter of 2005, the Company had a full valuation allowance against its net deferred tax asset as it had a history of net operating losses. Based on current and expected future operating results, the Company reversed substantially all of its valuation allowance on its net deferred tax assets in the fourth quarter of 2005.

On February 28, 2005, we acquired 100% of the ownership and membership interests of the Annapolis, Maryland based Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million.

The acquisition agreement for the Windermere transaction contained an earn-out provision that provided for an additional purchase payment to be paid to the sellers, calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period after reductions for certain deductible items, including certain allocations of Corporate costs, warranty items, and the remaining balance of February 2006 receivables, both billed and unbilled, at the date of the payout. Under the provision, the payment obligation ranged from a low of zero dollars to a maximum of $30.0 million in cash, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeded the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. We calculated the amount of the payment as $13.1 million and paid this amount to the sellers on May 31, 2006. As a result of the payment, the total purchase price associated with the Windermere acquisition amounts to $86.6 million, consisting of the initial purchase price of $72.0 million and $13.1 million earn-out payment plus legal and other fees, offset by reductions for certain deductible items, associated with the transaction of $1.5 million. On June 1, 2006, representatives of the sellers notified us that they believe we owe the sellers the maximum earn-out payment of $30.0 million. We believe that our earn-out payment obligation has been fulfilled. We and the sellers are utilizing the provisions of the acquisition agreement to resolve the dispute and we have provided data requested by the sellers to support our position that the earn-out payment obligation has been fulfilled.

Windermere provides engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenues from discontinued operations, for the calendar year ended December 31, 2004, its last full year of operations.

ESSEX CORPORATION

During the second quarter of 2005, we created the Commercial Communications Products Division (CCPD) to develop and sell fiber optic modules and subsystems for advanced communications applications to both commercial and government markets. CCPD designs, manufactures, integrates and tests our communication products, which include the 80km and extended range XFP Transceivers, DuoBinary 300-pin MSA Transponders, and Microwave Transceiver Assemblies (MTA). Production of the MTA began in December 2005 and, subject to the results of testing and certification, availability of production units for the XFP Transceivers and DuoBinary Transponders is planned for early in the third quarter of 2006. In 2005 and for the first six months of 2006 less than 1% of our total revenues were derived from CCPD. While the initial CCPD operating costs and the research and development investment impacted our 2005 and the six month period ended June 30, 2006 earnings, we expect product orders to be completed in 2006. CCPD operates within the Products Sector organization of Essex, which has the charter to create innovative solutions to satisfy customer and market needs, to evaluate and select innovations for productization and to manage the productization, marketing and sales of Essex products to both commercial and government customers at commercial product rates.

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

ESSEX CORPORATION

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fee agreements. The following table sets forth the percentage of revenues under each type of contract for the six month periods ended June 30, 2006 and June 30, 2005:

	Percentage of Revenues by Contract Type Six Month Periods Ended (Unaudited)
	June 30, 2006	June 30, 2005
Time and material	56.6%	59.6%
Cost plus fixed fee	17.5	21.6
Cost plus incentive fee	22.6	13.1
Fixed price	3.3	5.7

Total	100.0%	100.0%

The change for the respective periods is principally attributable to the contract mix of the revenue associated with the Windermere acquisition which was more heavily weighted toward cost plus contracts.

Costs of Goods Sold and Services Provided

Our costs are categorized as either direct or indirect costs. Direct costs are those that can be identified with and allocated to specific contracts and tasks. They include labor, fringe (for example, leave time, medical/dental, retirement plan, payroll taxes, worker’s compensation and other benefits), subcontractor costs, consultant fees, travel expenses, materials and equipment. Indirect costs are either overhead or general and administrative expenses. Indirect costs cannot generally be identified with specific contracts or tasks, and to the extent that they are allowable, they are allocated to contracts and tasks using appropriate government-approved methodologies. Costs determined to be unallowable under the Federal Acquisition Regulations cannot be allocated to projects. Our principal unallowable costs are interest expense, amortization expense for separately identified intangibles from acquisitions, stock-based compensation, certain general and administrative expenses, financing and merger/acquisition costs.

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

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R became effective for the Company on January 1, 2006. The Company adopted SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after January 1, 2006. The Board of Directors granted a total of 152,500 shares on May 17, 2006 and June 22, 2006 to various employees that vest over a five year service period. For the three and six month periods ended June 30, 2006, we recognized stock-based compensation expense of $8,000 as well as related income tax benefits recognized in earnings of $3,000. Additionally, the Company recognizes compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense recognized for the nonvested awards was based on the fair value of the awards and amounted to $159,000 for the six month period ended June 30, 2006. The Company recognized the fair value of stock-based compensation awards as selling, general and administrative expenses in the Consolidated Statement of Operations for the period ended June 30, 2006 on a straight-line basis over the vesting period.

The adoption of SFAS No. 123R resulted in the recognition of compensation expense of $167,000, which resulted in a $0.01 decrease in diluted earnings per share for the six month period ended June 30, 2006. In accordance with the modified prospective application method of SFAS No. 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

SFAS No. 123R requires that we recognize compensation expenses for only the portion of stock-based compensations that are expected to vest. Therefore, we apply an estimated forfeiture rate for potential cancellations. Due to the volatility of our stock over the past three years, we believe that our historical experience is the best indicator of potential cancellations and have therefore used a 6% forfeiture rate in our calculation of compensation. We periodically adjust the estimated forfeiture rates so that only stock-based compensation that vest are included in selling, general and administrative expenses. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock compensation expense may be required in future periods.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a

ESSEX CORPORATION

pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method.

Our adoption of SFAS No. 123R will continue to affect our operating results in future periods. The Company expects to continue issuing options, but plans to extend the vesting period of the options granted to reduce the impact on earnings. In addition, the Company plans to use performance-based options, where appropriate. The existing stock option plans permit these changes to historical practice. At June 30, 2006, the total value of all remaining options both outstanding and vesting to be expensed after July 1, 2006 is expected to be approximately $1.3 million.

Income Taxes

The Company accrues income taxes at an estimated annual effective tax rate which considers such items as permanent differences and applicable credits, such as the research and development credit, when available. The research and development credit expired on December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first six months of 2006. The Company has significant net deferred tax assets, principally net operating loss and tax credit carry forwards which are expected to reduce currently payable income taxes in 2006. The Company also expects to reduce currently payable income taxes for the tax benefit from exercises of certain stock options.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements with or through any unconsolidated entity or which have not been recognized and disclosed in these financial statements.

ESSEX CORPORATION

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, items in the statement of our operations expressed as a percentage of total revenue.

	Six Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Services and products	76.8%	86.7%	74.1%	84.0%
Purchased materials	23.2	13.3	25.9	16.0

Total	100.0	100.0	100.0	100.0
Costs of goods sold and services provided	(75.7)	(72.4)	(77.3)	(72.3)

Gross Margin	24.3	27.6	22.7	27.7
Selling, general and administrative expenses	(16.9)	(19.4)	(15.9)	(19.0)
Research and development expenses	(2.3)	(1.9)	(2.1)	(1.8)
Amortization of other intangible assets	(1.0)	(2.6)	(0.9)	(2.9)

Operating income	4.1	3.7	3.8	4.0
Interest/dividend income (expense), net	0.4	1.3	0.3	0.3

Income before income taxes	4.5	5.0	4.1	4.3
Provision for income taxes	(1.4)	0.0	(1.6)	0.0

Net income	3.1	5.0	2.5	4.3

The following table sets forth, for each component of our revenues, the related gross margin provided expressed as a percentage of the related revenues for the periods indicated.

	Six Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Gross Margin by Revenue Type
Services and products	29.5%	30.6%	28.1%	31.4%
Purchased materials	7.3	8.3	7.0	8.2

Revenues. Our revenues increased $51.0 million, or 76%, to $118.1 million for the six month period ended June 30, 2006 from $67.1 million for the comparable period in 2005. Revenues for the three month periods ended June 30, 2006 and June 30, 2005 were $63.8 million and $41.4 million, respectively, an increase of approximately 54%. Revenues increased as a result of both acquisition and internal growth. With regard to acquisition related revenues, the 2006 results include a full six months of revenues from Windermere, which was acquired on February 28, 2005. The 2005 results include four months of revenues from Windermere. In the last full year of operations prior to the acquisition, Windermere reported revenues of $64.7 million (including $2.5 million from a unit that was not acquired). The internal growth results for the three and six month periods ended June 30, 2006 from the comparable periods in 2005 is principally attributable to added work on our Thunder and Woodstock contracts and the ramp-up of our Cougar contract. We expect our revenues for the remainder of 2006 to continue to be primarily from U.S. Government contracts.

Revenue from purchased materials increased $18.5 million to $27.4 million for the six month period ended June 30, 2006 from $8.9 million for the comparable period in 2005. For the three month period ended June 30,

ESSEX CORPORATION

2006, revenue from purchased materials increased $9.9 million to $16.5 million from $6.6 million for the comparable period in 2005. The increase for the three and six month periods is attributable to increased materials on the Thunder contract. Revenue from purchased materials increased as a percentage of total revenue to 23.2% from 13.3% for the six month period ended June 30, 2006 and June 30, 2005, respectively and 25.9% for the three month period ended June 30, 2006 from 16% for the comparable period in 2005. The increase is attributable to purchased materials on the Thunder contract. Purchased materials are hardware, software, and firmware acquired as part of our total solution offering to our clients. The purchased materials revenues can be highly variable from period to period and generally carry a very low margin.

Cost of Goods Sold and Services Provided (“CGS”). Total CGS increased $40.8 million to $89.4 million for the six month period ended June 30, 2006 from $48.6 million for the comparable period in 2005. For the three month period ended June 30, 2006, total CGS increased $19.4 million to $49.4 million from $30.0 million for the comparable periods in 2005. Total CGS increased for the three and six month periods ended June 30, 2006 from the comparable periods in 2005 as a result of increased revenue volume. As a percentage of total revenues, total CGS was 75.7% for the six month period ended June 30, 2006, as compared to 72.4% for the comparable period in 2005 and 77.3% for the three month period ended June 30, 2006, as compared to 72.3% for the comparable period in 2005. For services and products revenue, CGS was 70.5% for the six month period ended June 30, 2006, as compared to 69.4% for the comparable period in 2005 and 71.9% for the three month period ended June 30, 2006, as compared to 68.6% for the comparable period in 2005. The increases in CGS as a percentage of total revenue and as a percentage of services and products revenue for the respective three and six month periods ended June 30, 2006 from June 30, 2005 is attributable to increased levels of subcontract costs on the Thunder and Woodstock contracts as well as the ramp-up of our Cougar contract. In addition, high-cost of purchased materials increased, further increasing CGS as a percentage of revenue.

Gross Margin. For the six month period ended June 30, 2006, services and products gross margin decreased to 29.5% from 30.6% for the comparable period of 2005. For the three month period ended June 30, 2006, services and products gross margin decreased to 28.1% from 31.4% for the comparable period of 2005. The decrease for the respective three and six month periods in services and products gross margin percent results primarily from increased subcontractor activity under our Thunder and Woodstock contracts and the ramp-up of our Cougar contract. Overall gross margin declined because of the revenue mix. Low margin materials revenue growth outpaced the revenue from services and products, lowering the overall gross margin from 27.6% for the period ended June 30, 2005 to 24.3% for the period ended June 30, 2006.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $7.0 million to $20.0 million for the six month period ended June 30, 2006 from $13.0 million for the comparable period in 2005. For the three month period ended June 30, 2006, SG&A increased $2.2 million to $10.1 million from $7.9 million for the comparable period in 2005. The increase for the three and six month periods ended June 30, 2006 from the comparable periods in 2005 is attributable to the expanded infrastructure to support our growing business, including information systems, accounting and finance, business development and facilities expansions. As a percentage of revenue, SG&A decreased to 16.9% from 19.4% of revenues for the six month period ended June 30, 2006 and June 30, 2005, respectively and 15.9% for the three month period ended June 30, 2006 from 19.0% for the comparable period in 2005. The decline is attributable to the increase of revenue from purchased materials with little commensurate increase in SG&A support.

Research and Development Expenses. Research and development expenses increased $1.4 million to $2.7 million for the six month period ended June 30, 2006, from $1.3 million in the comparable period in 2005. For the three month period ended June 30, 2006, R&D increased $500,000 to $1.3 million compared to $800,000 in the comparable period in 2005. The increase for the respective three and six month periods primarily reflects continued investment in our optical communications and signal processing technologies. This includes our

ESSEX CORPORATION

optical encryptor, as well as $1.7 million during the six month period ended June 30, 2006 associated with communication technologies of our Commercial Products Division.

Amortization of Other Intangible Assets. For the six month period ended June 30, 2006, amortization of other intangible assets decreased by $600,000 to $1.2 million compared to $1.8 million in the comparable period in 2005. For the three month period ended June 30, 2006 and the three month period ended June 30, 2005, amortization was $585,000 and $1.2 million, respectively. The decrease for the three and six month periods ended June 30, 2006 from the comparable periods in 2005 resulted from the declining amortization of customer contracts and other intangibles associated with the Windermere acquisition that occurred in February 2005. Amortization of existing intangibles is expected to decline for the remainder of fiscal 2006.

Net Interest/Dividend Income (Expense). Net interest/dividend income was $444,000 for the six month period ended June 30, 2006 compared to $881,000 in comparable period in 2005. For the three month period ended June 30, 2006 and the three month period ended June 30, 2005, net interest/dividend income was $200,000 and $149,000, respectively. During the six month period ended June 30, 2005, we held cash from our November 2004 offering of common stock until the consummation of the purchase of Windermere on February 28, 2005. In addition, Essex received $285,000 from a $25 million loan to the Windermere owners prior to the acquisition of Windermere. The increase in net interest/dividend income for the three month period ended June 30, 2006 in comparison to the prior year is attributable to an increase in interest bearing assets as a result of the increase in net cash provided by operations.

Provision for income taxes. The actual effective tax rate for the six months ended June 30, 2006 and 2005 was 31.9% and 1.2%, respectively. The actual effective tax rate for the 3 month periods ended June 30, 2006 and 2005 was 40.1% and 1.1%, respectively. The income tax provision for the six months ended June 30, 2006 is $1.7 million, which includes a benefit of $440,000 recognized in the first quarter of 2006 resulting from the completion of a study by our outside consultants of our methodology for determining research and development credit-eligible costs.

The provision in 2005 is for state and local income taxes where our net operating loss carry forwards were not available to offset current taxable income. The research and development credit tax legislation expired December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first six months of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted.

Net Income. Net income was $3.6 million and $3.3 million in the six month periods ended June 30, 2006 and June 30, 2005, respectively. For the three month period ended June 30, 2006 and the three month period ended June 30, 2005, net income was $1.6 million and $1.8 million, respectively.

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

ESSEX CORPORATION

As of June 30, 2006, we had total backlog, funded and unfunded, of $412.2 million, as compared with $396.9 million at June 30, 2005. Of these amounts, funded backlog was $116.0 million and unfunded backlog was $296.2 million at June 30, 2006 compared to $101.3 million and $295.6 million, respectively, at June 30, 2005. Unfunded backlog at June 30, 2006 includes the remaining balance of $41.0 million on our Thunder contract. At June 30, 2005 unfunded backlog on this contract was $138.4 million. Unfunded backlog at June 30, 2006 also includes the remaining balance of $138.6 million on our Woodstock contract. In addition to priced options through September 2009, the Woodstock contract includes an annual option to double the value of each annual contract option. The customer exercised and funded that option in 2005 and based on the 2006 tasks proposed to date, we expect that the customer will continue to exercise that doubling option. As a result, we include these options through the contract period in unfunded backlog. At June 30, 2005, unfunded backlog on this contract was $85.9 million. Unfunded backlog at June 30, 2006 also includes $37.3 million from of our $46.0 million Cougar contract awarded in December 2005. Both Windermere and Essex are subcontractors on a single contract, referred to as Jackhammer. The total contract value of both subcontracts is $51.0 million. The total unfunded backlog for both subcontracts at June 30, 2006 was $18.3 million. Unfunded backlog for both subcontracts was $18.9 million at June 30, 2005.

We expect approximately 69% of our total backlog at June 30, 2006 to be recognized as revenue after December 31, 2006.

FINANCIAL CONDITION—LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures and acquisitions. A significant part of our business strategy is to pursue one or more significant strategic acquisitions and we used a substantial portion of our cash balance during the six month periods ended June 30, 2006 and June 30, 2005 for the payment of the earn-out provision and the initial purchase price associated with the Windermere acquisition during these periods, respectively.

We evaluate our liquidity position using various factors. The following represents some of the more important factors:

	SELECTED FINANCIAL DATA AS OF
	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)	June 30, 2005 (Unaudited)
	(In thousands)
Total Assets	$181,576	$168,583	$155,465

Working Capital (1)	$35,643	$48,062	$39,754

Current Ratio (2)	2.16:1	2.89:1	2.72:1

Capital Leases	103	82	35
Other Debt	—	—	24

Total Debt/Financing	$103	$82	$59

Shareholders’ Equity	$150,734	$143,079	$132,379

(1)	Working Capital represents current assets minus current liabilities.
(2)	Current Ratio represents current assets divided by current liabilities.

For the six month period ended June 30, 2006, net cash provided by operating activities was $7.4 million. Cash provided by operating activities for the six month period ended June 30, 2006 was from net income, non-cash depreciation, amortization, and other charges and an increase in accounts payable of approximately $16.0 million offset by an increase in accounts receivable, prepayments and other assets, and other liabilities of

ESSEX CORPORATION

$8.6 million. An increase in accounts receivable during the six month period ended June 30, 2006 was due to the increase in sales and does not reflect any significant change in payment cycles. During the three month period ended June 30, 2006, accounts receivable decreased by $1.0 million as we worked to reduce our days sales outstanding. We expect to see a reduction in our days sales outstanding with certain anticipated changes in contract and billing terms going forward.

For the six month period ended June 30, 2006, net cash used in investing activities was $23.5 million, of which $14.6 million was for the Windermere earn-out payment. We also expended $8.9 million for property, equipment and leasehold improvements to support our growing workforce. Our working capital at June 30, 2006 decreased to $35.6 million from $48.1 million at fiscal year end 2005. The decrease was primarily a result of the Windermere earn-out payment for cash. We also anticipate continued investment in infrastructure for the remainder of 2006 as we continue to support our growing workforce and as we expand our facilities to support our contracts.

For the six month period ended June 30, 2006, net cash provided by financing activities was $3.9 million which primarily represented funds received from stock option exercises.

On July 11, 2005, the Securities and Exchange Commission declared effective our equity shelf registration statement on Form S-3 relating to one or more future offerings of up to an aggregate of $100 million of our common stock. We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. Our board of directors has authorized management to pursue an underwritten public offering of up to $100 million in our common stock under the shelf registration statement. As of August 9, 2006, we have not issued any securities pursuant to the shelf registration statement.

On June 30, 2005, the Company and its subsidiaries entered into the Credit Facility with Bank of America, N.A. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the bank has committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million, with guidance line advances of up to an additional $20.0 million at the bank’s discretion. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of June 30, 2006. There were no borrowings outstanding under this Credit Facility as of June 30, 2006.

The Company expects to satisfy its operating cash requirements for the remainder of 2006 from its projected positive operating cash flows and existing cash balance. To the extent that future acquisitions or capital requirements require cash beyond our expected positive cash flows and existing cash balance over the next twelve months, the Company may utilize its Credit Facility with the bank or proceeds from the offering under the shelf registration, if consummated, or both. There can be no assurance that the Company will, or based on market factors or business activities that the Company will be able to, issue shares under the shelf registration statement or otherwise obtain financing on terms favorable to us, if at all.

INFLATION

Because of the Company’s substantial activities in professional services and product development, the Company is more labor intensive than firms involved primarily in industrial activities. To attract and maintain higher caliber professional staff, the Company must structure its compensation programs competitively. The wage demand effect of inflation is felt almost immediately in the Company’s costs; however, the net effect during the periods presented is minimal. First, the inflation rate in the United States generally has little impact on the Company’s cost-reimbursable type contracts and other short-term contracts. Second, for longer-term, fixed- price and time and material type contracts, the Company endeavors to protect its margins by including cost escalation provisions or other specific inflation protective terms in these contracts.

ESSEX CORPORATION

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

The Company has no variable rate debt outstanding as of June 30, 2006.

Our exposure to market risk relates to changes in interest rates on our cash investments. At June 30, 2006, such cash investments were $16.1 million and averaged $14.2 million during the six month period ended June 30, 2006. Presently, such cash investments earn approximately 3.5%. Based upon our cash investments for the first six months of 2006, a hypothetical 1% increase or decrease in interest rates would have increased or decreased income by $10,000 for every $1.0 million invested and would have increased or decreased our annual cash flow and interest income by a comparable amount.

ITEM 4.	CONTROLS AND PROCEDURES

As disclosed in our Form 10-K for the year ended December 31, 2005, Essex identified certain material weaknesses in internal controls over financial reporting of its Windermere subsidiary that was acquired on February 28, 2005. The weaknesses identified, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties of financial personnel and inadequate financial management systems including weaknesses in its budgetary analysis and processes. As a result of these weaknesses, which were identified at acquisition, we have made organizational and personnel changes and have implemented new financial systems and processes across the organization. Specifically, we have altered financial reporting structures within Windermere; evaluated, planned, and begun executing financial management training; and hired new financial management personnel. In addition, in February, 2006, Essex consolidated general ledger accounting systems into one system, integrating personnel and began to adopt corporate-wide processes for approval, entry, review and reconciliation of transaction processing activities. Finally, during that same month, Essex expanded our detailed budget review process, a key internal control in our financial reporting structure, to our Windermere subsidiary. We have completed our hiring plan and are continuing our financial management training. We believe that the weaknesses previously identified have been remediated.

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

Changes in Internal Controls Over Financial Reporting

During the quarter, we attained the full benefit of our hiring strategy as personnel were in place for the entire period. We continued to train financial management personnel and finalized the integration of Windermere personnel, systems, and key processes and procedures. These changes are expected to strengthen our internal

ESSEX CORPORATION

controls over financial reporting and address the material weaknesses we identified at Windermere. These changes during the quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no other changes during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSEX CORPORATION

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There has been no material change with regard to the risk factors previously disclosed in our most recent annual report. For more information on the Company’s business and risk factors, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders of the Company (the “Meeting”) was held on June 22, 2006. The total number of outstanding shares entitled to vote at the meeting was 21,652,887 and there were present at the Meeting in person or by proxy 20,814,815 shares, which number constituted a quorum for the Meeting, and were entitled to vote and acted as follows with respect to the following proposals:

1.	Election of directors—each of the following directors was reelected to the Board of Directors of the Company, with votes being cast for each director as follows:

Name of Director	Votes For	Votes Against	Withhold Authority	Broker Non-Votes and Abstentions
John G. Hannon	20,375,613	0	439,204	0
Robert W. Hicks	19,577,271	0	1,237,546	0
Anthony M. Johnson	20,373,823	0	440,994	0
Ray M. Keeler	19,574,900	0	1,239,917	0
Marie S. Minton	19,602,132	0	1,212,685	0
Arthur L. Money	15,092,303	0	5,722,514	0
Leonard E. Moodispaw	19,781,599	0	1,033,218	0
Terry M. Turpin	20,238,845	0	575,972	0

2.	Ratification of the Amendment and Restatement of the Company’s 2004 Stock Plan to increase the number of shares reserved for issuance thereunder from 1,300,000 to 1,800,000 shares was approved by a vote of 9,390,476 cast in favor, 6,734,106 cast against, 159,014 cast as abstain and 0 broker non-votes.

3.	Ratification of the Company’s Independent Registered Public Accounting Firm was approved by a vote of 20,695,337 cast in favor, 86,042 cast against, 33,436 cast as abstain and 0 broker non-votes.

ESSEX CORPORATION

ITEM 6.	EXHIBITS

Exhibit 10.1—Severance Agreement between the Company and Stephen E. Tate, dated May 3, 2006 (incorporated by reference to Exhibit 10.1 filed on Form 8-K dated May 3, 2006)

Exhibit 10.2 —Essex Corporation 2004 Stock Incentive Plan (as amended & restated) (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement, as filed on May 16, 2006, for the Company’s 2006 Annual Meeting of Stockholders)

Exhibit 31.1—Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2—Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1—Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

Exhibit 32.2—Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

Date: August 9, 2006

/s/ Lisa G. Jacobson
Lisa G. Jacobson Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)