Form 10-Q
period 2006-09-30
ESSEX CORP
filed 2006-11-09
CIK 355199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, no par value per share	21,780,467

ESSEX CORPORATION

INDEX

Item No.		Page
PART I—Financial Information

1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	4

	Consolidated Statements of Operations	6

	Consolidated Statements of Cash Flows	7

	Notes to Interim Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosures about Market Risk	28

4.	Controls and Procedures	29

PART II—Other Information

1.	Legal Proceedings	30

1A.	Risk Factors	30

6.	Exhibits	31

Exhibit 2.1 Stock Purchase Agreement by and amount MTLG Investments, Inc., Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and Essex Corporation dated September 19, 2006, (incorporated by reference to Exhibit 2.1 filed on Form 8-K dated September 21, 2006).

Exhibit 10.1 Second Amendment to Amended and Restated Line of Credit Loan and Security Agreement, dated September 29, 2006, by and between Essex Corporation, The Windermere Group, LLC, Windermere Information Technology Systems, LLC, Windermere HDS, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 filed on Form 8-K dated October 4, 2006).

Exhibit 10.2 Third Amendment to Amended and Restated Line of Credit Loan and Security Agreement, Joinder, Assumption and Ratification Agreement, dated October 1, 2006, by and among Essex Corporation, The Windermere Group, LLC, Windermere Information Technology Systems, LLC, Windermere HDS, LLC, Adaptive Optics Associates, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 1.2 filed on Form 8-K dated October 4, 2006).

	Exhibit 10.3 Essex Corporation 2004 Stock Incentive Plan (as amended and restated) dated October 19, 2006

ESSEX CORPORATION

Exhibit 10.4 Essex Corporation New Employee Stock Inducement Plan (incorporated by reference to Exhibit 4.2 filed on Form S-8 dated November 3, 2006, Registration Number 333-138438).

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

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,704	$27,562
Accounts receivable, net	42,920	39,229
Note receivable—current portion	867	852
Deferred tax assets—current portion	2,335	4,097
Prepayments and other	2,265	1,771

Total Current Assets	69,091	73,511

Property and Equipment
Computers and special equipment	17,422	11,538
Furniture, equipment and other	11,502	6,229

	28,924	17,767
Accumulated depreciation and amortization	(8,015)	(4,019)

Net Property and Equipment	20,909	13,748

Other Assets
Goodwill	86,707	71,935
Patents, net	449	378
Other intangible assets, net	3,819	5,569
Note receivable—non-current portion	666	1,314
Deferred tax assets—non-current portion	395	820
Other	1,734	1,308

Total Other Assets	93,770	81,324

TOTAL ASSETS	$183,770	$168,583

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,709	$5,925
Accrued wages and vacation	6,034	4,400
Accrued retirement plans contribution payable	510	815
Other accrued expenses	12,405	14,282
Capital leases	41	27

Total Current Liabilities	29,699	25,449
Long-term debt	43	55

Total Liabilities	29,742	25,504

Shareholders’ Equity
Common stock, no par value; 50,000 shares authorized; 21,756 and 21,438 shares issued and outstanding, respectively	143,576	140,278
Additional paid-in capital	7,841	6,232
Accumulated earnings (deficit)	2,611	(3,431)

Total Shareholders’ Equity	154,028	143,079

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$183,770	$168,583

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands except per share amounts)

	Nine Month Period Ended Sept. 30, 2006	Nine Month Period Ended Sept. 30, 2005	Three Month Period Ended Sept. 30, 2006	Three Month Period Ended Sept. 30, 2005
Revenues:
Services and products	$142,387	$95,938	$51,640	$37,714
Purchased materials	42,233	13,881	14,870	4,982

Total	184,620	109,819	66,510	42,696

Costs of goods sold and services provided:
Services and products	(99,680)	(66,937)	(35,696)	(26,510)
Purchased materials	(39,396)	(12,842)	(14,026)	(4,678)

Total	(139,076)	(79,779)	(49,722)	(31,188)

Gross Margin	45,544	30,040	16,788	11,508
Selling, general and administrative expenses	(31,177)	(20,728)	(11,179)	(7,680)
Research and development expenses	(3,793)	(1,944)	(1,123)	(698)
Amortization of other intangible assets	(1,750)	(2,832)	(569)	(1,069)

Operating Income	8,824	4,536	3,917	2,061
Interest/dividend income	527	1,096	83	215

Income Before Income Taxes	9,351	5,632	4,000	2,276
Provision for income taxes	(3,309)	(101)	(1,601)	(61)

Net Income	$6,042	$5,531	$2,399	$2,215

Basic Earnings Per Common Share	$0.28	$0.26	$0.11	$0.10

Diluted Earnings Per Common Share	$0.26	$0.24	$0.10	$0.10

Weighted Average Number of Shares
Basic	21,622	21,145	21,729	21,301
Effect of dilution—
Stock options	1,313	1,734	1,250	1,666

Diluted	22,935	22,879	22,979	22,967

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Month Period Ended Sept. 30, 2006	Nine Month Period Ended Sept. 30, 2005
Cash Flows From Operating Activities:
Net Income	$6,042	$5,531
Adjustments to reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation and patent amortization	4,008	1,599
Amortization of other intangible assets	1,750	2,832
Contract reserve/account allowance	—	45
Stock-based compensation expense	526	—
Deferred tax expense	1,980	—
Change in Assets and Liabilities:
Accounts receivable	(3,691)	(9,357)
Prepayments and other assets	(1,003)	(1,673)
Accounts payable	4,784	21
Accrued wages, vacation and retirement	1,329	1,102
Other accrued expenses	(1,438)	5,201

Net Cash Provided By Operating Activities	14,287	5,301

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(14,597)	(71,871)
Purchases of property and equipment	(11,130)	(7,624)

Net Cash Used In Investing Activities	(25,727)	(79,495)

Cash Flows From Financing Activities:
Sales of common stock	—	(82)
Note receivable	633	65
Exercise of stock options	3,304	2,434
Tax benefit from stock options deduction	671	—
Debt borrowings/repayments, net	(26)	(8,001)

Net Cash Provided By (Used In) Financing Activities	4,582	(5,584)

Cash and Cash Equivalents
Net decrease	(6,858)	(79,778)
Balance—beginning of period	27,562	105,094

Balance—end of period	$20,704	$25,316

The accompanying notes are an integral part of these statements.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

The information furnished in the accompanying Consolidated Balance Sheets, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. In the opinion of management, such information contains all adjustments, consisting of normal recurring accruals, that are considered necessary for a fair presentation of such information. The operating results for the three and nine month periods ended September 30, 2006 may not be indicative of the results of operations for the year ending December 31, 2006, or any future period. This financial information should be read in conjunction with the Company’s 2005 audited consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-K for the year ended December 31, 2005. Significant accounting policies are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. For a discussion of our Critical Accounting Policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

NOTE 2:	Basic and Diluted Earnings Per Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method. As of September 30, 2006 and September 30, 2005, the effect of the incremental shares from options and warrants of 137,400 and 7,266, respectively, have been excluded from diluted weighted average shares as the effect would have been anti-dilutive.

NOTE 3:	Stock-Based Compensation

Technology companies like ours have a history of using broad-based employee stock option programs to hire, incentivize and retain our workforce in a competitive marketplace and the Company has several stock option plans with similar terms and conditions.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R became effective for the Company on January 1, 2006. The Company adopted SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after January 1, 2006. The Board of Directors granted a total of 152,500 shares on May 17, 2006 and June 22, 2006 to various employees that vest over a five-year service period and 55,150 shares on

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005—(Continued)

September 11, 2006 to a consultant that vest immediately. For the three and nine month periods ended September 30, 2006, we recognized stock-based compensation expense of $280,000 and $288,000, respectively as well as related income tax benefits recognized in earnings of $108,000 and $111,000 respectively. Additionally, the Company recognizes compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense recognized for the nonvested awards was based on the fair value of the awards and amounted to $238,000 for the nine month period ended September 30, 2006. The Company immediately recognizes the fair value of immediately vested stock-based compensation awards and recognizes the fair value of future vesting periods stock-based compensation awards on a straight-line basis over the vesting period as selling, general and administrative expenses in the Consolidated Statement of Operations for the period ended September 30, 2006.

The adoption of SFAS No. 123R resulted in the recognition of compensation expense as well as related income tax benefits recognized in earnings of $415,000, which resulted in a $0.02 decrease in diluted earnings per share for the nine month period ended September 30, 2006. In accordance with the modified prospective application method of SFAS No. 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

SFAS No. 123R requires that we recognize compensation expenses for only the portion of stock-based compensations that are expected to vest. Therefore, we apply an estimated forfeiture rate for potential cancellations. Due to the volatility of our stock over the past three years, we believe that our historical experience is the best indicator of potential cancellations and have used a 6% forfeiture rate in our calculation of compensation expense. We periodically adjust the estimated forfeiture rates so that only stock-based compensation that vest are included in selling, general and administrative expenses. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock compensation expense may be required in future periods.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. If the Company had used the fair value based method, net earnings and earnings per share for the three and nine month periods ended September 30, 2005 would have been reduced to the pro forma amounts listed in the below table.

	Nine Month Period Ended Sept. 30, 2005	Three Month Period Ended Sept. 30, 2005
	(In thousands, except per share amounts)
Net income	$5,531	$2,215
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,350)	(1,315)

Pro forma income	$181	$900

Earnings per share:
Basic-as reported	$0.26	$0.10
Basic-pro forma	$0.01	$0.04
Diluted-as reported	$0.24	$0.10
Diluted-pro forma	$0.01	$0.04

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005—(Continued)

No income tax benefit was applicable during the periods above in 2005 as the Company provided a full valuation allowance on its deferred tax assets.

A total of 152,500 non-qualified stock-options were granted to employees in the nine month period ended September 30, 2006, with no options granted to employees in the three month period ended September 30, 2006, and 55,150 non-qualified stock options granted to a consultant in the three month period ended September 30, 2006.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model.

The weighted average and other assumptions used in the model were as follows for the nine month periods ended September 30, 2006 and September 30, 2005:

	Sept. 30, 2006	Sept. 30, 2005
Dividend yield	0.00%	0.00%
Weighted average volatility	41.24%	54.80%
Weighted average risk free interest rate	5.00%	4.00%
Weighted average expected lives of grants	4.2 years	6.9 years

The weighted average grant date fair value of the options issued during the nine month period ending September 30, 2006 and September 30, 2005 was $6.66 and $10.32, respectively.

Stock Option Plans

	Number of Shares	Weighted Average Exercise Price Per Share ($)	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value ($) (In thousands)
Outstanding, 12/31/05	2,237,745	9.45
Granted	207,650	16.93
Exercised	(279,947)	9.99
Canceled	(32,683)	16.86

Outstanding, 09/30/06	2,132,765	10.00	4.9	15,791

Exercisable, 09/30/06	1,920,250	9.20	4.8	15,750

The total intrinsic value of options exercised during the period ended September 30, 2006 was approximately $2.9 million.

As of September 30, 2006, the weighted average price for non plan stock options and awards outstanding and exercisable of 417,325 shares was $2.54. The weighted life for non plan stock options and awards outstanding and exercisable was 3.9 years. The total aggregate intrinsic value of non plan stock options and awards outstanding and exercisable was approximately $6.2 million. The intrinsic value of non plan stock options exercised during the period ended September 30, 2006 was $248,000.

Our adoption of SFAS No. 123R will continue to affect our Financial Position and Results of Operations in future periods. At September 30, 2006, the total value of all remaining options both outstanding and vesting to be expensed after October 1, 2006 is expected to be approximately $1.1 million. This amount, however, may be affected by additional future option grants.

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005—(Continued)

NOTE 4:	Other Accrued Expenses

Other accrued expenses consists of the following:

	At September 30, 2006	At December 31, 2005
	(In thousands)
Subcontractors accruals	$6,471	$6,190
Costs awaiting payment processing	4,858	7,143
Advance payments	813	641
Payroll tax withholding	263	308

Total accrued expenses	$12,405	$14,282

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

NOTE 5:	Amortization of Other Intangible Assets

The following value was assigned to intangible assets for the acquisitions noted below:

	Assets of Entity Acquired or Acquired Entity	Value Assigned to Intangible Assets
Date of Acquisition		As of September, 2006	As of December 31, 2005
	(In thousands)
February 28, 2005	Windermere	$6,779	$6,779
June 25, 2004	PGI	1,498	1,498
April 30, 2004	CSI	1,279	1,279

Total Intangible Assets Acquired		9,556	9,556
Less Accumulated Amortization		5,737	3,987

Other Intangible Assets, net		$3,819	$5,569

Intangible assets relate primarily to customer relationships. In addition, intangibles include non-compete agreements and intellectual property. Intangibles are amortized over their estimated life, not exceeding five years. During the first nine months of 2006, amortization of other intangible assets was $1.8 million, as compared to $2.8 million in the comparable period in 2005.

NOTE 6:	Income Taxes

The Company accrues income taxes based on an estimated annual effective tax rate applied to quarterly earnings and adjusted for discrete items occurring in the quarter. The effective tax rate considers such items as permanent differences and applicable credits, such as the research and development (“R&D”) credit when available. The research and development credit tax legislation expired December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005—(Continued)

rate applied in the first nine months ended of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted. The Company has significant net deferred tax assets, principally net operating loss and tax credit carry forwards which may be subject to limitation, but are otherwise available to reduce currently payable income taxes in 2006 and beyond. The Company also expects to reduce currently payable income taxes for the tax benefit from exercises of certain stock options.

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

The actual effective tax rate for the nine months ended September 30, 2006 and 2005 was 35.4% and 1.8%, respectively. The income tax provision for the nine months ended September 30, 2006 is $3.3 million, which includes a benefit of $440,000 recognized in the first quarter of 2006 resulting from the completion of a study by our outside consultants of our methodology for determining research and development credit-eligible costs. Although the Company maintained a full valuation allowance against net deferred tax assets in the nine month period ended September 30, 2005, the Company recorded a provision for state income taxes of $101,000 in jurisdictions where our net operating loss carry forwards were not available to offset current taxable income.

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

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005—(Continued)

On June 1, 2006, representatives of the sellers notified the Company that they believe the Company owes the sellers the maximum earn-out payment of $30.0 million. The Company subsequently provided data requested by the sellers to support the Company’s position that the earn-out payment obligation has been fulfilled. On September 22, 2006, the Company received notice of a complaint that was filed by the representatives of the sellers in the Circuit Court of Anne Arundel County, Maryland. The complaint requested the Court to order the Company to produce information regarding the calculation of the earn-out amount paid to the sellers and requests the Court to order the Company to pay the sellers the remaining $16.9 million that the sellers claim is due under the earn-out provision of the acquisition agreement. Counsel for the Company has filed the appropriate responsive pleadings. The Company believes that we have provided all data requested by the sellers, believes the earn-out payment obligation has been fulfilled, and plans to vigorously defend the case.

Included in the fees associated with the Windermere acquisition are two payments to Stephen E. Tate, who was an Executive Vice President of Essex from the date of the Windermere acquisition until his resignation on April 28, 2006. Pursuant to a verbal agreement with Mr. Tate, the Company paid Mr. Tate a $1.7 million finder’s fee in connection with the Windermere acquisition based on the initial payment. Pursuant to the same verbal agreement, the Company also agreed to pay Mr. Tate a fee equal to 2.5% of any earn-out amount, up to a maximum of $750,000. On June 7, 2006, the Company paid Mr. Tate $328,000 in connection with the May 31, 2006 earn-out payment to the sellers. An additional 1% finder’s fee on the initial payment and earn-out payment, in the amount of $826,000, has also been paid to an individual, who is neither affiliated with nor employed by Essex.

Refer to Note 10 for discussion of the acquisition of Adaptive Optics Associates, Inc. subsequent to the financial statement date.

NOTE 8:	Major Customers

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the nine month periods ended September 30, 2006 and September 30, 2005, revenues derived from U.S. Government programs were $182.4 million, or 99% of the Company’s total revenues and $105.2 million, or 96% of the Company’s total revenues, respectively. For the nine month period ended September 30, 2006, revenues from the top three customer programs (consisting of our Thunder, Woodstock and Cougar contracts) were $116.8 million or 63% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 42% of revenues. In addition, revenues generated under our Woodstock contract represent 18% of our total revenues for the nine month period ended September 30, 2006. For the nine month period ended September 30, 2005, approximately $54.7 million or 50% of revenues were derived from our top three customer programs (Thunder, Woodstock and Jackhammer). Revenues from our largest customer was $142.0 million, or 77% of the Company’s revenues for the nine month period ended September 30, 2006, as compared to $79.1 million, or 72% for the comparable period in 2005.

NOTE 9:	Line of Credit

On June 30, 2005, the Company and its subsidiaries entered into an Amended and Restated Revolving Line of Credit Loan and Security Agreement (the “Credit Facility”) with Bank of America, N.A. (the “Bank”). The Credit Facility replaced a previous credit facility with the Bank to which Windermere and its subsidiaries were parties. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the Bank committed, subject to customary conditions precedent, to provide advances and letters of credit of up to

ESSEX CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005—(Continued)

$20.0 million with guidance line advances of up to an additional $20.0 million at the Bank’s discretion. Proceeds of the Credit Facility may be used for working capital, permitted acquisitions of other entities or assets, and other general corporate purposes not inconsistent with the terms of the Credit Facility. Amounts borrowed under the Credit Facility may be borrowed, prepaid and reborrowed from time to time.

On September 29, 2006, the Company and its subsidiaries entered into a Second Amendment to its Credit Facility with the Bank. The Amendment was entered into in connection with the anticipated completion of the Company’s acquisition of Adaptive Optics Associates, Inc. (“AOA”)—Refer to Note 10. The amount of advances permitted at any time may depend in part upon the Company’s funded debt to earnings ratio. The Amendment increased the Company’s maximum borrowing amount under the Credit Facility to $55.0 million, adjusted certain financial covenants, fees and interest margins, and extended the maturity date to September 30, 2008.

On October 1, 2006, the Company and its subsidiaries entered into a Third Amendment to its Credit Facility with the Bank. The Amendment provided for Bank consent to the acquisition of AOA and added AOA as a borrower under the Loan Agreement.

The Company was in compliance with the financial covenants of the Credit Facility as of September 30, 2006. There were no borrowings under this Credit Facility outstanding as of September 30, 2006. Subsequent to September 30, 2006, we borrowed $20.1 million against our credit facility to finance the AOA acquisition—Refer to Note 10.

NOTE 10:	Subsequent Events

Merger Agreement; Business Transactions with Northrop Grumman

On November 8, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northrop Grumman Space and Mission Systems Corporation (“Northrop Grumman”), an Ohio Corporation, and Eagle Transaction Corporation, a Virginia Corporation, a wholly owned subsidiary of Northrop Grumman. Pursuant to the terms of the Merger Agreement, upon the effectiveness of the merger, the Company will become a wholly-owned subsidiary of Northrop Grumman and each outstanding share of the Company’s common stock will be converted into the right to receive $24.00 in cash, without interest, and each outstanding option, whether or not vested, will convert into the right to receive the excess of any of the $24.00 merger consideration over the per share exercise price of the option, less any withholding.

Pursuant to the terms of the Merger Agreement, Northrop Grumman and the Company each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Northrop Grumman a termination fee of approximately $22.5 million. Additionally, if this merger cannot be closed or is delayed for longer than six months due to regulatory impediments (subject to the right of Northrop Grumman to extend the termination date for an additional 90 days), Northrop Grumman has agreed to reimburse the Company for out-of-pocket expenses (including reasonable legal fees and expenses) up to $1 million.

Consummation of the merger is subject to a number of conditions, including but not limited to, stockholder approval, absence of any law or order prohibiting the consummation of the merger, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company expects to close the merger in the first quarter of calendar year 2007.

ESSEX CORPORATION

Acquisition of Adaptive Optics Associates, Inc.

On October 1, 2006, the Company acquired all of the issued and outstanding capital stock of Adaptive Optics Associates, Inc. (“AOA”), a wholly-owned subsidiary of Metrologic Instruments, Inc. (“Metrologic”).

The Purchase Price of $40.3 million in cash is subject to post-closing adjustments in the event AOA’s adjusted net working capital (as defined in the Purchase Agreement) as of September 30, 2006 exceeds or is less than

$5.65 million. In addition, if the Company chooses to make an election under Section 338(h)(10) of the Internal Revenue Code to treat the sale of AOA’s stock, for tax purposes, as if the transaction were structured as a sale of all of AOA’s assets, the Company has agreed to increase the Purchase Price to the extent necessary to cover any increased tax liability to Metrologic as a result of such tax election. The Company also incurred accounting and legal fees of approximately $100,000.

AOA is a leader in the design, production, installation, and servicing of high-performance electro-optic systems to both government agencies and commercial clients. AOA had unaudited revenues of approximately $32.1 million for the twelve month period ended December 31, 2005.

Because of the significance of the transaction, the Company is in the process of having an independent accounting firm perform an audit of AOA’s financial statements for the fiscal year ending December 31, 2005. The Company is also in the process of having an outside review performed on the AOA balance sheet and other financial information as of September 30, 2006 and is in the process of establishing the fair values of all assets and liabilities, including intangibles. The Company will file the result of these procedures on Form 8-K-A prior to December 15, 2006 and will also include the result of these procedures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Line of Credit

Refer to Note 9 for discussion of the Credit Facility Third Amendment that provided for Bank consent to the acquisition of AOA and added AOA as a borrower under the Loan Agreement.

Increase in Contract Value

In October 2006, we received a $160.0 million increase in contract value for fiscal year 2007 on our largest contract, Thunder, bringing the contract value to $387.4 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this quarterly report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the United States Private Securities Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on management’s current expectations and are subject to risks, uncertainty and changes in circumstances, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. All statements contained herein that are not clearly historical in nature are forward looking. The forward-looking statements in this report include statements regarding the

ESSEX CORPORATION

Company’s cash requirements, the Company’s projected positive operating cash flows, the amount of the Company’s backlog, the Company’s expected utilization of total backlog, the Company’s competitive environment, the Company’s expected product introductions and functionality, the Company’s expected opportunities and ability to expand sales and develop its technology, the Company’s expected continuation of revenues to be from U.S. Government contracts, the Company’s expectations regarding government spending, the Company’s expectations regarding future demand for our products and services, the Company’s expected statutory effective income tax rate, reduced by any estimated research and development credit, the possible use of the company’s credit facility or a future public offering of securities under its shelf registration statement, the effects of the adoption of SFAS No. 123R, and the Company’s expectation that any of its customers will continue to exercise contract options. Other statements that are predictions of or indicate future events, trends, plans or objectives are also forward-looking statements. In this Form 10-Q, “we”, “us” and “our” refers to Essex Corporation, including its consolidated subsidiaries.

RECENT DEVELOPMENTS

On November 8, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Northrop Grumman Space and Mission Systems Corporation (“Northrop Grumman”), an Ohio Corporation, and Eagle Transaction Corporation, a Virginia Corporation, a wholly owned subsidiary of Northrop Grumman. Pursuant to the Merger Agreement, upon the effectiveness of the merger, Essex will become a wholly-owned subsidiary of Northrop Grumman and each issued and outstanding share of our common stock will be converted into the right to receive $24.00 in cash, without interest, and each outstanding stock option, whether or not vested, will convert into the right to receive the excess, if any, of the $24.00 per share merger consideration over the per share exercise price of the option, less any withholding.

In addition, we have agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of this merger; (ii) not to engage in certain transactions during such period; (iii) to cause a stockholder meeting to be held to consider approval of this merger and the other transactions contemplated by the Merger Agreement; (iv) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, not to enter into discussions or negotiations concerning, or to provide information in connection with, alternative business combination transactions.

Consummation of the merger is subject to a number of conditions, including but not limited to, stockholder approval, absence of any law or order prohibiting the consummation of the merger, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We expect to close the merger in the first quarter of calendar year 2007.

Pursuant to the terms of the Merger Agreement, Northrop Grumman and the Company each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Northrop Grumman a termination fee of approximately $22.5 million. Additionally, if this merger cannot be closed or is delayed for longer than six months due to regulatory impediments (subject to the right of Northrop Grumman to extend the termination date for an additional 90 days), Northrop Grumman has agreed to reimburse us for out-of-pocket expenses (including reasonable legal fees and expenses) up to $1 million.

Three stockholders (Len Moodispaw, John Hannon, and Terry Turpin), who collectively own 11 percent of our outstanding common stock, who are also members of the Board of Directors, have signed voting agreements, agreeing to vote their shares in favor of the merger and in opposition to any competing acquisition proposals.

ESSEX CORPORATION

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

On October 1, 2006, we completed our acquisition of Adaptive Optics, Inc (“AOA”). AOA is a leader in the design, production, installation, and servicing of high-performance electro-optic systems to both government agencies and commercial clients.

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

Our awards with the U.S. Government generally extend over multiple years. Most of our contracts are classified. Therefore, we are often prohibited from disclosing or asked not to disclose the name of the contract or the program or specific client. For ease of reference in this Form 10-Q, we refer to specific contracts by our internal project names. In this report, we refer to four of our most significant contracts under the following internal project names:

•	“Thunder” is our $227.4 million signal processing contract for the intelligence community. The Thunder contract was first awarded in October 2003 for $57.1 million over a three-month base period plus four option years, was expanded in December 2004 to $227.4 million and is expected to run through December 2007. In October 2006, we received a $160.0 million increase in contract value for fiscal year 2007 for this contract, bringing the contract value to $387.4 million.

•	“Woodstock” is our $205.0 million contract that is focused on signals technology and services for the defense and intelligence communities. The Woodstock contract was awarded to Windermere in September 2004, pre-acquisition, and is expected to run through September 2009, including options.

•	“Jackhammer” is our $51.0 million contract where we are a subcontractor providing communications systems support to the intelligence community. Both Essex and Windermere are subcontractors on this contract. The Essex Jackhammer contract was awarded in December 2002 and is expected to run through September 2011, including options. The Windermere Jackhammer contract was awarded in January 2002, pre-acquisition, and is expected to run through September 2008, including options.

ESSEX CORPORATION

•	“Cougar” is our $46.0 million contract for the Department of Defense (DoD) providing field engineers, systems engineers and analysts in support of the DoD’s critical mission. The Cougar contract was awarded in December 2005 and is expected to run through September 2010, including options.

Most of the Company’s revenues are derived from contracts with the U.S. Government, where the Company is either the prime contractor or a subcontractor, depending on the award. For the nine month periods ended September 30, 2006 and September 30, 2005, revenues derived from U.S. Government programs were $182.4 million, or 99% of the Company’s total revenues and $105.2 million, or 96% of the Company’s total revenues, respectively. For the nine month period ended September 30, 2006, revenues from the top three customer programs (consisting of our Thunder, Woodstock and Cougar contracts) were $116.8 million or 63% of the Company’s revenues, with the largest of those contracts (our Thunder contract) representing 42% of revenues. In addition, revenues generated under our Woodstock contract represent 18% of our total revenues for the nine month period ended September 30, 2006. For the nine month period ended September 30, 2005, approximately $54.7 million or 50% of revenues were derived from our top three customer programs (Thunder, Woodstock and Jackhammer). Revenues from our largest customer was $142.0 million, or 77% of the Company’s revenues for the nine month period ended September 30, 2006, as compared to $79.1 million, or 72% for the comparable period in 2005.

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

We accrue income taxes at an estimated annual effective tax rate which considers such items as permanent differences and applicable credits, such as the research and development credit, when available. The research and development credit expired on December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first nine months of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted. Prior to the fourth quarter of 2005, the Company had a full valuation allowance against its net deferred tax asset as it had a history of net operating losses. Based on current and expected future operating results, the Company reversed substantially all of its valuation allowance on its net deferred tax assets in the fourth quarter of 2005.

On February 28, 2005, we acquired 100% of the ownership and membership interests of the Annapolis, Maryland based Windermere for a total initial purchase price of $72.0 million, including the initial payment of $69.4 million and legal and other fees of $2.6 million.

ESSEX CORPORATION

The acquisition agreement for the Windermere transaction contained an earn-out provision that provided for an additional purchase payment to be paid to the sellers, calculated based on excess earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Windermere during the applicable earn-out period after reductions for certain deductible items, including certain allocations of Corporate costs, warranty items, and the remaining balance of February 2006 receivables, both billed and unbilled, at the date of the payout. Under the provision, the payment obligation ranged from a low of zero dollars to a maximum of $30.0 million in cash, depending upon the extent to which Windermere’s EBITDA during the period March 1, 2005 through February 28, 2006 exceeded the EBITDA target of $5.5 million for such period established and defined in the acquisition agreement. We calculated the amount of the payment as $13.1 million and paid this amount to the sellers on May 31, 2006. As a result of the payment, the total purchase price associated with the Windermere acquisition amounts to $86.6 million, consisting of the initial purchase price of $72.0 million and $13.1 million earn-out payment plus legal and other fees, offset by reductions for certain deductible items, associated with the transaction of $1.5 million. On June 1, 2006, representatives of the sellers notified the Company that they believe the Company owes the sellers the maximum earn-out payment of $30.0 million. The Company subsequently provided data requested by the sellers to support the Company’s position that the earn-out payment obligation has been fulfilled. On September 22, 2006, the Company received notice of a complaint that was filed by the representatives of the sellers in the Circuit Court of Anne Arundel County, Maryland. The complaint requested the Court to order the Company to produce information regarding the calculation of the earn-out amount paid to the sellers and requests the Court to order the Company to pay the sellers the remaining $16.9 million that the sellers claim is due under the earn-out provision of the acquisition agreement. Counsel for the Company has filed the appropriate responsive pleadings. The Company believes that we have provided all data requested by the sellers, believes the earn-out payment obligation has been fulfilled, and plans to vigorously defend the case.

Windermere provided engineering services, software development and information technology solutions to government agencies, the intelligence community and commercial customers. Windermere had revenues of $64.7 million, including $2.5 million of revenues from discontinued operations, for the calendar year ended December 31, 2004, its last full year of operations.

During the second quarter of 2005, we created the Commercial Communications Products Division (CCPD) to develop and sell fiber optic modules and subsystems for advanced communications applications to both commercial and government markets. CCPD designs, manufactures, integrates and tests our communication products, which include the extended range and temperature XFP Transceivers, extended range DuoBinary 300-pin MSA Transponders, and Microwave Transceiver Assemblies (MTA). Production of the MTA began in December 2005 and continues to receive additional production orders. The XFP Transceivers and DuoBinary Transponder families have advanced to the production phase and qualification completion is scheduled for the first quarter of 2007. In 2005 and for the first nine months of 2006 less than 1% of our total revenues were derived from CCPD. The initial CCPD operating costs and the research and development investment impacted our 2005 and the nine month period ended September 30, 2006 earnings.

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

Award or incentive fees may be received in lieu of, or in addition to, other fees on time and material or cost plus fee contracts. Where award or incentive fees are applicable, we record as revenues an estimate of the expected award or incentive fee proportionate to the work performed. Estimated fee is based on our experience under the contract or similar contracts and on-going communication with the client regarding performance.

We use historical technical performance experience where applicable to evaluate progress on fixed price and cost plus fee jobs. We use historical government audit experience in the indirect cost area to evaluate the propriety and expected recovery of our indirect costs on cost plus fee agreements. The following table sets forth the percentage of revenues under each type of contract for the nine month periods ended September 30, 2006 and September 30, 2005:

	Percentage of Revenues by Contract Type Nine Month Periods Ended (Unaudited)
	Sept. 30, 2006	Sept. 30, 2005
Time and material	58.4%	54.9%
Cost plus fixed fee	16.4	22.9
Cost plus incentive fee	21.7	15.5
Fixed price	3.5	6.7

Total	100.0%	100.0%

The change for the respective periods is principally attributable to the increased level of material purchases on the Thunder contract for the nine month period ended September 30, 2006 and the contract mix of the revenue associated with the Windermere acquisition which was more heavily weighted toward cost plus contracts.

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

ESSEX CORPORATION

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

Business Combination

We apply the provisions of SFAS No. 141, “Business Combinations”, whereby the net tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves significant estimates and management judgment that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. External costs incurred related to successful business combinations are capitalized as costs of business combinations, while internal costs incurred by us for acquisition opportunities are expensed.

Goodwill and Other Intangible Assets

Business acquisitions typically result in the recording of goodwill which represents the excess of purchase price over the fair value of net assets acquired using the purchase method of accounting. Other intangible assets, which relate primarily to customer relationships, non-compete agreements and intellectual property, represent purchased assets that lack physical substance but can be distinguished from goodwill because of being sold or exchanged either on their own or in a combination with contracts or assets. We have adopted SFAS, No. 142, “Goodwill and other Intangible Assets”, which requires that we, on an annual basis, calculate the fair value of the reporting units that contain the goodwill and compare that to the carrying value of the reporting unit to determine if impairment exists. Impairment testing must take place more often if circumstances or events indicate a change in the impairment status. Management’s judgment is required in calculating the fair value of the reporting units. Because of the integral technologies and operations of the acquisitions to date, we have determined that Essex has only one corporate-wide reporting entity to which this test applies. Intangibles are amortized over their estimated life, not exceeding five years.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. SFAS No. 123R became effective for the Company on January 1, 2006. The Company adopted SFAS No. 123R using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after January 1, 2006. The Board of Directors granted a total of 152,500 shares on May 17, 2006 and June 22, 2006 to various employees that vest over a five-year service period and 55,150 shares on September 11, 2006 to a consultant that vest immediately. For the three and nine month periods ended September 30, 2006, we recognized stock-based compensation expense of $280,000 and $288,000, respectively

ESSEX CORPORATION

as well as related income tax benefits recognized in earnings of $108,000 and $111,000, respectively. Additionally, the Company recognizes compensation costs for the portion of previously granted awards for which the requisite service has not been rendered (“nonvested awards”) that were outstanding as of January 1, 2006 over the remaining requisite service period of the awards. The compensation expense recognized for the nonvested awards was based on the fair value of the awards and amounted to $238,000 for the nine month period ended September 30, 2006. The Company immediately recognizes the fair value of immediately vested stock-based compensation awards and recognizes the fair value of future vesting periods stock-based compensation awards on a straight-line basis over the vesting period as selling, general and administrative expenses in the Consolidated Statement of Operations for the period ended September 30, 2006.

The adoption of SFAS No. 123R resulted in the recognition of compensation expense as well as related income tax benefits recognized in earnings of $415,000, which resulted in a $0.02 decrease in diluted earnings per share for the nine month period ended September 30, 2006. In accordance with the modified prospective application method of SFAS No. 123R, prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.

SFAS No. 123R requires that we recognize compensation expenses for only the portion of stock-based compensations that are expected to vest. Therefore, we apply an estimated forfeiture rate for potential cancellations. Due to the volatility of our stock over the past three years, we believe that our historical experience is the best indicator of potential cancellations and have used a 6% forfeiture rate in our calculation of compensation. We periodically adjust the estimated forfeiture rates so that only stock-based compensation that vest are included in selling, general and administrative expenses. If the actual number of forfeitures differs from those estimated by management, additional adjustments to stock compensation expense may be required in future periods.

Prior to January 1, 2006, the Company applied the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), with a pro forma disclosure of the impact on net income (loss) of using the fair value option expense recognition method.

Our adoption of SFAS No. 123R will continue to affect our Financial Position and Results of Operations in future periods. The Company expects to continue issuing options, but plans to extend the vesting period of the options granted to reduce the impact on earnings. In addition, the Company plans to use performance-based options, where appropriate. The existing stock option plans permit these changes to historical practice. At September 30, 2006, the total value of all remaining options both outstanding and vesting to be expensed after October 1, 2006 is expected to be approximately $1.1 million. This amount, however, may be affected by additional future option grants.

Income Taxes

The Company accrues income taxes at an estimated annual effective tax rate which considers such items as permanent differences and applicable credits, such as the research and development credit, when available. The research and development credit expired on December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first nine months ended of 2006. The Company has significant net deferred tax assets, principally net operating loss and tax credit carry forwards which may be subject to limitation, but are otherwise available to reduce currently payable income taxes in 2006 and beyond. The Company also expects to reduce currently payable income taxes for the tax benefit from exercises of certain stock options.

ESSEX CORPORATION

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

RESULTS OF OPERATIONS

The following table sets forth, for each period indicated, items in the statement of our operations expressed as a percentage of total revenue.

	Nine Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Revenues:
Services and products	77.1%	87.4%	77.6%	88.3%
Purchased materials	22.9	12.6	22.4	11.7

Total	100.0	100.0	100.0	100.0
Costs of goods sold and services provided	(75.3)	(72.6)	(74.8)	(73.1)

Gross Margin	24.7	27.4	25.2	26.9
Selling, general and administrative expenses	(16.9)	(18.9)	(16.8)	(18.0)
Research and development expenses	(2.1)	(1.8)	(1.7)	(1.6)
Amortization of other intangible assets	(0.9)	(2.6)	(0.8)	(2.5)

Operating income	4.8	4.1	5.9	4.8
Interest/dividend income, net	0.3	1.0	0.1	0.5

Income before income taxes	5.1	5.1	6.0	5.3
Provision for income taxes	(1.8)	(0.1)	(2.4)	(0.1)

Net income	3.3	5.0	3.6	5.2

The following table sets forth, for each component of our revenues, the related gross margin provided, expressed as a percentage of the related revenues for the periods indicated.

	Nine Month Period Ended (Unaudited)		Three Month Period Ended (Unaudited)
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Gross Margin by Revenue Type
Services and products	30.0%	30.2%	30.9%	29.7%
Purchased materials	6.7	7.5	5.7	6.1

ESSEX CORPORATION

Revenues. Our revenues increased $74.8 million, or 68%, to $184.6 million for the nine month period ended September 30, 2006 from $109.8 million for the comparable period in 2005. Revenues for the three month periods ended September 30, 2006 and September 30, 2005 were $66.5 million and $42.7 million, respectively, an increase of approximately 56%. Revenues increased as a result of both acquisition and internal growth. With regard to acquisition related revenues, the 2006 results include a full nine months of revenues from Windermere, which was acquired on February 28, 2005. The 2005 results include seven months of revenues from Windermere. In the last full year of operations prior to the acquisition, Windermere reported revenues of $64.7 million (including $2.5 million from a unit that was not acquired). The internal growth results for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005 are principally attributable to added work on our Thunder and Woodstock contracts and the ramp-up of our Cougar contract. We expect our revenues for the remainder of 2006 to continue to be primarily from U.S. Government contracts.

Revenue from purchased materials increased $28.3 million to $42.2 million for the nine month period ended September 30, 2006 from $13.9 million for the comparable period in 2005. For the three month period ended September 30, 2006, revenue from purchased materials increased $9.9 million to $14.9 million from $5.0 million for the comparable period in 2005. The increase for the three and nine month periods is attributable to increased materials on the Thunder contract. Revenue from purchased materials increased as a percentage of total revenue to 22.9% from 12.6% for the nine month period ended September 30, 2006 and September 30, 2005, respectively and 22.4% for the three month period ended September 30, 2006 from 11.7% for the comparable period in 2005. The increase is attributable to purchased materials on the Thunder contract. Purchased materials are hardware, software, and firmware acquired as part of our total solution offering to our clients. The purchased materials revenues can be highly variable from period to period and generally carry a very low margin.

Cost of Goods Sold and Services Provided (“CGS”). Total CGS increased $59.3 million to $139.1 million for the nine month period ended September 30, 2006 from $79.8 million for the comparable period in 2005. For the three month period ended September 30, 2006, total CGS increased $18.5 million to $49.7 million from $31.2 million for the comparable periods in 2005. Total CGS increased for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005 as a result of increased revenue volume. As a percentage of total revenues, total CGS was 75.3% for the nine month period ended September 30, 2006, as compared to 72.6% for the comparable period in 2005 and 74.8% for the three month period ended September 30, 2006, as compared to 73.1% for the comparable period in 2005. For services and products revenue, CGS was 70.0% for the nine month period ended September 30, 2006, as compared to 69.8% for the comparable period in 2005 and 69.1% for the three month period ended September 30, 2006, as compared to 70.3% for the comparable period in 2005. The increases in total CGS as a percentage of total revenue for the respective three and nine month periods ended September 30, 2006 from September 30, 2005 is attributable to increased levels of subcontract costs on the Thunder and Woodstock contracts as well as the ramp-up of our Cougar contract. In addition, high-cost of purchased materials increased, further increasing CGS as a percentage of revenue. The decrease in CGS as a percentage of services and products revenue for the respective three month periods ended September 30, 2006 from September 30, 2005 is associated with the negotiation of cost recovery on a major contract and mix of subcontractor activity on our Woodstock contract and the increase in CGS as a percentage of services and products revenue for the respective nine month periods ended September 30, 2006 from September 30, 2005 is attributable to the ramp-up of our Cougar contract.

Gross Margin. For the nine month period ended September 30, 2006, services and products gross margin decreased to 30.0% from 30.2% for the comparable period of 2005. For the three month period ended September 30, 2006, services and products gross margin increased to 30.9% from 29.7% for the comparable period of 2005. The increase for the respective three month periods is associated with the negotiation of cost recovery on a major contract. The decrease for the respective nine month periods in services and products gross margin percent results primarily from subcontractor activity under our Thunder and Woodstock contracts and the ramp-up of our Cougar contract. Overall gross margin for the respective three and nine month periods declined

ESSEX CORPORATION

because of the revenue mix. Low margin materials revenue growth outpaced the revenue from services and products, lowering the overall gross margin from 27.4% for the period ended September 30, 2005 to 24.7% for the period ended September 30, 2006.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses increased $10.5 million to $31.2 million for the nine month period ended September 30, 2006 from $20.7 million for the comparable period in 2005. For the three month period ended September 30, 2006, SG&A increased $3.5 million to $11.2 million from $7.7 million for the comparable period in 2005. The increase for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005 is attributable to the expanded infrastructure to support our growing business, including information systems, accounting and finance, business development and facilities expansions. As a percentage of revenue, SG&A decreased to 16.9% from 18.9% of revenues for the nine month period ended September 30, 2006 and September 30, 2005, respectively and 16.8% for the three month period ended September 30, 2006 from 18.0% for the comparable period in 2005. The decline is attributable to the increase of revenue from purchased materials with little commensurate increase in SG&A support.

Research and Development Expenses. Research and development expenses increased $1.9 million to $3.8 million for the nine month period ended September 30, 2006, from $1.9 million in the comparable period in 2005. For the three month period ended September 30, 2006, R&D increased $425,000 to $1.1 million compared to $698,000 in the comparable period in 2005. The increase for the respective three and nine month periods primarily reflects continued investment in our optical communications and signal processing technologies. This includes our optical encryptor, as well as $2.5 million during the nine month period ended September 30, 2006 associated with communication technologies of our Commercial Products Division.

Amortization of Other Intangible Assets. For the nine month period ended September 30, 2006, amortization of other intangible assets decreased by $1.0 million to $1.8 million compared to $2.8 million in the comparable period in 2005. For the three month period ended September 30, 2006 and the three month period ended September 30, 2005, amortization was $569,000 and $1.1 million, respectively. The decrease for the three and nine month periods ended September 30, 2006 from the comparable periods in 2005 resulted from the declining amortization of customer contracts and other intangibles associated with the Windermere acquisition that occurred in February 2005.

Net Interest/Dividend Income. Net interest/dividend income was $527,000 for the nine month period ended September 30, 2006 compared to $1.1 million in the comparable period in 2005. For the three month period ended September 30, 2006 and the three month period ended September 30, 2005, net interest/dividend income was $83,000 and $215,000, respectively. During the nine month period ended September 30, 2005, we held cash from our November 2004 offering of common stock until the consummation of the purchase of Windermere on February 28, 2005. In addition, Essex received $285,000 from a $25 million loan to the Windermere owners prior to the acquisition of Windermere. The decrease in net interest/dividend income for the three month period ended September 30, 2006 in comparison to the prior year is attributable to the payment of the earn-out provision associated with the Windermere acquisition.

Provision for income taxes. The actual effective tax rate for the nine months ended September 30, 2006 and 2005 was 35.4% and 1.8%, respectively. The actual effective tax rate for the three month periods ended September 30, 2006 and 2005 was 40.0% and 2.7%, respectively. The income tax provision for the nine months ended September 30, 2006 is $3.3 million, which includes a benefit of $440,000 recognized in the first quarter of 2006 resulting from the completion of a study by our outside consultants of our methodology for determining research and development credit-eligible costs. The provision in 2005 is for state and local income taxes where our net operating loss carry forwards were not available to offset current taxable income. The research and development credit tax legislation expired December 31, 2005 but is intended to be included in new legislation. Although the R&D credit is expected to be reinstated retroactive to January 1, 2006, the Company has not

ESSEX CORPORATION

included the effect of this expected legislation in calculating the estimated annual effective rate applied in the first nine months ended of 2006. The Company will adjust its effective tax rate for the effect of the legislation in the quarter enacted.

Net Income. Net income was $6.0 million and $5.5 million in the nine month periods ended September 30, 2006 and September 30, 2005, respectively. For the three month period ended September 30, 2006 and the three month period ended September 30, 2005, net income was $2.4 million and $2.2 million, respectively.

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

As of September 30, 2006, we had total backlog, funded and unfunded, of $358.3 million, as compared with $476.1 million at September 30, 2005. Of these amounts, funded backlog was $95.7 million and unfunded backlog was $262.6 million at September 30, 2006 compared to $74.8 million and $401.3 million, respectively, at September 30, 2005. Unfunded backlog at September 30, 2006 includes the remaining balance of $19.7 million on our Thunder contract. At September 30, 2005 unfunded backlog was $135.5 million and in October 2006 we received a $160.0 million increase in contract value for fiscal year 2007 on this contract, bringing the contract value to $387.4 million. Unfunded backlog at September 30, 2006 also includes the remaining balance of $131.1 million on our Woodstock contract. In addition to priced options through September 2009, the Woodstock contract includes an annual option to double the value of each annual contract option. The customer exercised and funded that option in 2005 and 2006 and based on the 2007 tasks proposed to date, we expect that the customer will continue to exercise that doubling option. As a result, we include these options through the contract period in unfunded backlog. At September 30, 2005, unfunded backlog on this contract was $170.9 million. Unfunded backlog at September 30, 2006 also includes $35.2 million from our $46.0 million Cougar contract awarded in December 2005. Both Windermere and Essex are subcontractors on a single contract, referred to as Jackhammer. The total contract value of both subcontracts is $51.0 million. The total unfunded backlog for both subcontracts at September 30, 2006 was $19.4 million. Unfunded backlog for both subcontracts was $18.1 million at September 30, 2005.

We expect approximately 82.3% of our total backlog at September 30, 2006 to be recognized as revenue after December 31, 2006.

FINANCIAL CONDITION—LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital resource needs are to finance the costs of our operations and to make capital expenditures and acquisitions. A significant part of our business strategy is to pursue one or more significant strategic acquisitions and we used a substantial portion of our cash balance during the nine month periods ended September 30, 2006 and September 30, 2005 for the payment of the earn-out provision and the initial purchase price associated with the Windermere acquisition during these periods, respectively.

ESSEX CORPORATION

We evaluate our liquidity position using various factors. The following represents some of the more important factors:

	SELECTED FINANCIAL DATA AS OF
	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)	September 30, 2005 (Unaudited)
	(In thousands)
Total Assets	$183,770	$168,583	$157,237

Working Capital (1)	$39,392	$48,062	$41,567

Current Ratio (2)	2.33:1	2.89:1	2.92:1

Capital Leases	$84	$82	$84

Total Debt/Financing	$84	$82	$84

Shareholders’ Equity	$154,028	$143,079	$135,510

(1)	Working Capital represents current assets minus current liabilities.
(2)	Current Ratio represents current assets divided by current liabilities.

For the nine month period ended September 30, 2006, net cash provided by operating activities was $14.3 million. Cash provided by operating activities for the nine month period ended September 30, 2006 was from net income, non-cash depreciation, amortization, and other charges and an increase in accounts payable, and other liabilities of approximately $19.0 million offset by an increase in accounts receivable and prepayments and other assets of $4.7 million. An increase in accounts receivable during the nine month period ended September 30, 2006 was due to the increase in sales and does not reflect any significant change in payment cycles. During the three month period ended September 30, 2006, accounts receivable decreased by $2.1 million as we worked to reduce our days sales outstanding. We expect to see a reduction in our days sales outstanding with certain anticipated changes in billing processes going forward.

For the nine month period ended September 30, 2006, net cash used in investing activities was $25.7 million, of which $14.6 million was for the Windermere earn-out payment. We also expended $11.1 million for property, equipment and leasehold improvements to support our growing workforce. Our working capital at September 30, 2006 decreased to $39.4 million from $48.1 million at fiscal year end 2005. The decrease was primarily a result of the Windermere earn-out payment for cash offset by increased operating cash associated with the reduction in our days sales outstanding. We anticipate continued investment in infrastructure for the remainder of 2006 as we continue to support our growing workforce and as we expand our facilities to support our contracts.

For the nine month period ended September 30, 2006, net cash provided by financing activities was $4.6 million which primarily represented funds received from stock option exercises.

On July 11, 2005, the Securities and Exchange Commission declared effective our equity shelf registration statement on Form S-3 relating to one or more future offerings of up to an aggregate of $100 million of our common stock. We believe the shelf registration statement will provide us with more efficient and immediate access to capital markets when considered appropriate. Our board of directors has authorized management to pursue an underwritten public offering of up to $100 million in our common stock under the shelf registration statement. As of November 9, 2006, we have not issued any securities pursuant to the shelf registration statement.

On June 30, 2005, the Company and its subsidiaries entered into the Credit Facility with Bank of America, N.A. The Company’s obligations under the Credit Facility are secured by all assets of the Company and its subsidiaries except patents and have a maturity date of June 30, 2008. Under the Credit Facility, the bank has

ESSEX CORPORATION

committed, subject to customary conditions precedent, to provide advances and letters of credit of up to $20.0 million, with guidance line advances of up to an additional $20.0 million at the bank’s discretion. On September 29, 2006 and October 1, 2006, the Company and its subsidiaries entered into Second Amendment to its Credit Facility with the Bank. The Amendment was entered into in connection with the completion of the Company’s acquisition of Adaptive Optics Associates, Inc. (“AOA”). The Amendment increased the Company’s maximum borrowing amount under the Credit Facility to $55.0 million and adjusted certain financial covenants, fees and interest margins. On October 1, 2006, the Company and its subsidiaries entered into a Third Amendment to its Credit Facility with the Bank. The Amendment provided for Bank consent to the acquisition of AOA and added AOA as a borrower under the Loan Agreement. The Credit Facility contains certain financial covenants, with which the Company was in compliance as of September 30, 2006. There were no borrowings outstanding under this Credit Facility as of September 30, 2006. Subsequent to September 30, 2006, we borrowed $20.1 million against our credit facility to finance the AOA acquisition.

The Company expects to satisfy its operating cash requirements for the remainder of 2006 from its cash flows as well as borrowings under its credit facility. To the extent that future acquisitions, capital requirements, or that any payment we may be required to make if judgment in the Windermere claim case is made against us is beyond our expected cash flows over the next twelve months, the Company may utilize its Credit Facility with the bank or proceeds from the offering under the shelf registration, if consummated, or both. There can be no assurance that the Company will, or based on market factors or business activities that the Company will be able to, issue shares under the shelf registration statement or otherwise obtain financing on terms favorable to us, if at all.

The Merger Agreement imposes certain restrictions on us while the merger is pending, including, among others, restrictions on the issuance of additional debt obligations.

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

The Company has no variable rate debt outstanding as of September 30, 2006.

Our exposure to market risk relates to changes in interest rates on our cash investments. At September 30, 2006, such cash investments were $21.6 million and averaged $11.4 million during the nine month period ended September 30, 2006. Presently, such cash investments earn approximately 3.17%. Based upon our cash investments for the first nine months of 2006, a hypothetical 1% increase or decrease in interest rates would have increased or decreased income by $10,000 for every $1.0 million invested and would have increased or decreased our annual cash flow and interest income by a comparable amount.

ESSEX CORPORATION

ITEM 4.	CONTROLS AND PROCEDURES

As disclosed in our Form 10-K for the year ended December 31, 2005, Essex identified certain material weaknesses in internal controls over financial reporting of its Windermere subsidiary that was acquired on February 28, 2005. The weaknesses identified, which we believe are not unusual for a privately held company of the size of Windermere, included a lack of segregation of duties of financial personnel and inadequate financial management systems including weaknesses in its budgetary analysis and processes. As a result of these weaknesses, which were identified at acquisition, we have made organizational and personnel changes and have implemented new financial systems and processes across the organization. Specifically, we have altered financial reporting structures within Windermere; evaluated, planned, and begun executing financial management training; and hired new financial management personnel. In addition, in February 2006, Essex consolidated general ledger accounting systems into one system, integrating personnel and began to adopt corporate-wide processes for approval, entry, review and reconciliation of transaction processing activities. Finally, during that same month, Essex expanded our detailed budget review process, a key internal control in our financial reporting structure, to our Windermere subsidiary. We have completed our hiring plan and are continuing our financial management training. We believe that the weaknesses previously identified have been remediated.

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

Changes in Internal Controls Over Financial Reporting

There were no changes during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ESSEX CORPORATION

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On June 1, 2006, representatives of the sellers notified the Company that they believe the Company owes the sellers the maximum earn-out payment of $30.0 million. The Company subsequently provided data requested by the sellers to support the Company’s position that the earn-out payment obligation has been filled. On September 22, 2006, the Company received notice of a complaint that was filed by the representatives of the sellers in the Circuit Court of Anne Arundel County, Maryland. The complaint requested the Court to order the Company to produce information regarding the calculation of the earn-out amount paid to the sellers and requests the Court to order the Company to pay the sellers the remaining $16.9 million that the sellers claim is due under the earn-out provision of the acquisition agreement. Counsel for the Company has filed the appropriate responsive pleadings. The Company believes that we have provided all data requested by the sellers, believes the earn-out payment obligation has been fulfilled, and plans to vigorously defend the case.

ITEM 1A.	RISK FACTORS

There has been no material change with regard to the risk factors previously disclosed in our most recent annual report. For more information on the Company’s business risk factors, see the Company’s Annual Report on Form 10-K for the fiscal year end December 31, 2005.

ESSEX CORPORATION

ITEM 6.	EXHIBITS

Exhibit 2.1—	Stock Purchase Agreement by and amount MTLG Investments, Inc., Metrologic Instruments, Inc., Adaptive Optics Associates, Inc. and Essex Corporation dated September 19, 2006, (incorporated by reference to Exhibit 2.1 filed on Form 8-K dated September 21, 2006).
Exhibit 10.1—	Second Amendment to Amended and Restated Line of Credit Loan and Security Agreement, dated September 29, 2006, by and between Essex Corporation, The Windermere Group, LLC, Windermere Information Technology Systems, LLC, Windermere HDS, LLC, and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 filed on Form 8-K dated October 4, 2006).
Exhibit 10.2—	Third Amendment to Amended and Restated Line of Credit Loan and Security Agreement, Joinder, Assumption and Ratification Agreement, dated October 1, 2006, by and among Essex Corporation, The Windermere Group, LLC, Windermere Information Technology Systems, LLC, Windermere HDS, LLC, Adaptive Optics Associates, Inc., and Bank of America, N.A. (incorporated by reference to Exhibit 1.2 filed on Form 8-K dated October 4, 2006).
Exhibit 10.3—	Essex Corporation 2004 Stock Incentive Plan (as amended and restated) dated October 19, 2006
Exhibit 10.4—	Essex Corporation New Employee Stock Inducement Plan (incorporated by reference to Exhibit 4.2 filed on Form S-8 dated November 3, 2006, Registration Number 333-138438).
Exhibit 31.1—	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2—	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1—	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2—	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	These exhibits are being “furnished” with this periodic report and are not deemed “filed” with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX CORPORATION

(Registrant)

Date: November 9, 2006

                            /s/ Lisa G. Jacobson

Lisa G. Jacobson

Executive Vice President and Chief Financial Officer

(Ms. Jacobson is the Principal Financial and Chief Accounting Officer of the Registrant and has been duly authorized to sign on behalf of the Registrant.)